Form 10QSB
period 2004-06-30
Cord Blood America, Inc.
filed 2004-08-23
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to _______________ .

                        Commission File Number: 000-50746

                            Cord Blood America, Inc.
                             -----------------------
               (Exact name of registrant as specified in charter)

           Florida                                      65-1078768
           -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      10940 Wilshire Boulevard, Sixth Floor
                          Los Angeles, California 90024
                          -----------------------------
                    (Address of principal executive offices)

                                 (310) 443-4153
                                 --------------
              (Registrant's Telephone Number, including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 25,317,200 shares of common stock, par value $.0001 per share

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                     CORD BLOOD AMERICA, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2004

Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 June 30, 2004

                                   ASSETS
Current assets:
     Cash                                                                $  12,379
     Accounts receivable, net of allowance for
         doubtful accounts of $3,105                                        23,794
     Other assets                                                            6,261
                                                                         ---------
             Total assets                                                $  42,434
                                                                         =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                    $  68,719
     Accrued expenses                                                       86,091
     Deferred revenue                                                       79,980
     Loan payable                                                           20,878
     Due to officer                                                          7,117
                                                                         ---------

         Total liabilities                                                 262,785

Stockholders' deficit
     Preferred stock, $.0001 par value, 5,000,000 shares authorized,
         no shares issued and outstanding                                       --
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         25,317,200 shares issued and outstanding                            2,532
     Additional paid-in capital                                            272,905
     Accumulated deficit                                                  (495,788)
                                                                         ---------

         Total stockholders' deficit                                      (220,351)
                                                                         ---------

         Total liabilities and stockholders' deficit                     $  42,434
                                                                         =========

   See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        SIX-MONTH               SIX-MONTH
                                                                       PERIOD ENDED            PERIOD ENDED
                                                                      JUNE 30, 2004           JUNE 30, 2003
                                                                      -------------           -------------
Revenue                                                               $    250,256                 95,474

Cost of services                                                          (191,675)               (52,225)
                                                                      ------------                -------

             Gross profit                                                   58,581                 43,249

Administrative and selling expenses                                        508,531                 51,944
                                                                      ------------                -------

            Net loss                                                  $   (449,950)                (8,695)
                                                                      ============                =======

            Basic and diluted net loss per share                      $      (0.02)                 (0.54)
                                                                      ============                =======

             Weighted average common shares outstanding                 24,622,530                 16,050
                                                                      ============                =======

   See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE-MONTH             THREE-MONTH
                                                                       PERIOD ENDED            PERIOD ENDED
                                                                      JUNE 30, 2004           JUNE 30, 2003
                                                                      --------------          -------------
Revenue                                                               $    148,264                 66,383

Cost of services                                                          (118,887)               (35,733)
                                                                      ------------                -------

             Gross profit                                                   29,377                 30,650

Administrative and selling expenses                                        307,383                 34,614
                                                                      ------------                -------

            Net loss                                                  $   (278,006)                (3,964)
                                                                      ============                =======

            Basic and diluted net loss per share                      $      (0.01)                 (0.25)
                                                                      ============                =======

             Weighted average common shares outstanding                 25,108,079                 16,050
                                                                      ============                =======

   See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX-MONTH           SIX-MONTH
                                                                                   PERIOD ENDED        PERIOD ENDED
                                                                                  JUNE 30, 2004       JUNE 30, 2003
                                                                                  -------------       -------------
Cash flows from operating activities:
     Net loss                                                                       $(449,950)           (8,695)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
           Provision for uncollectible accounts                                         1,195             1,000
           Stock issued for services                                                   15,000                --
           Changes in operating assets and liabilities
             Accounts receivable                                                      (14,934)          (20,860)
             Other assets                                                              (6,261)               --
             Accounts payable                                                          32,598            19,354
             Accrued expenses                                                          86,091                --
             Deferred revenue                                                          60,446            24,963
                                                                                    ---------           -------

                       Net cash (used in) provided by operating activities           (275,815)           15,762

Cash flows from financing activities:
     Proceeds from issuance of common stock                                           255,000                83
     Proceeds from loan from officer                                                    7,117                --
     Payments on loan from officer                                                     (5,000)               --
     Proceeds from loan payable                                                        21,000                --
     Payments on loan payable                                                            (122)               --
     Contributions                                                                         --             5,354
                                                                                    ---------           -------

                        Net cash provided by financing activities                     277,995             5,437
                                                                                    ---------           -------

                        Net increase in cash                                            2,180            21,199

Cash, at beginning of period                                                           10,199                --
                                                                                    ---------           -------

Cash, at end of period                                                              $  12,379            21,199
                                                                                    =========           =======

   See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2004

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cord Blood America, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      REVENUE RECOGNITION

         The Company provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force Issues ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. The Company has elected early adoption of EITF 00-21.

         The Company recognizes revenue from processing fees upon the completion of processing and storage fees ratably over the contractual storage period. Enrollment fees are deferred and recognized once the processing of the umbilical cord blood is complete.

         (b)      BASIS OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Cord Blood America, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (c)      STOCK COMPENSATION PLAN

         The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                 SIX-MONTH PERIOD    SIX-MONTH PERIOD
                                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                                      2004                2003
                                                                 ----------------    ----------------
         Net loss applicable to common stock, as reported           $(449,950)           $(8,695)

         Add: Stock-based  employee compensation expense
           included in reported net income, net of related
           tax effects                                                     --                 --

         Deduct: Total stock-based employee compensation
           expense determined under the fair value method
           for all awards, net of related tax effects                 (10,144)                --
                                                                    ---------             ------

         Pro forma net loss                                         $(460,094)           $(8,695)
                                                                    =========             ======

         Basic loss per common share as reported                        (0.02)             (0.54)
         Basic loss per common share pro forma                          (0.02)             (0.54)

                                                               THREE-MONTH PERIOD  THREE-MONTH PERIOD
                                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                                      2004                2003
                                                               ------------------  ------------------

         Net loss applicable to common stock, as reported           $(278,006)            (3,964)

         Add: Stock-based employee compensation expense
           included in reported net income, net of related
           tax effects                                                     --                 --

         Deduct: Total stock-based employee compensation
           expense determined under the fair value method
           for all awards, net of related tax effects                 (10,144)                --
                                                                    ---------             ------

         Pro forma net loss                                         $(288,150)            (3,964)
                                                                    =========             ======

         Basic loss per common share as reported                        (0.01)             (0.25)
         Basic loss per common share pro forma                          (0.01)             (0.25)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model based on the following assumptions:

         Risk free interest rate         4.69%
         Expected life               10 years
         Expected volatility                0%
         Dividend yield                     0%

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and satisfaction of liabilities on the normal course of operations. The Company is dependent upon successful implementation of its business plan, raising additional capital and/or obtaining financing to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds through private placements, mergers, or acquisitions. There can be no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE 4.  SEGMENT REPORTING

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has one operating segment with all of its long-lived assets located in, and substantially all of its revenues generated from within the United States of America. The following table represents net revenues generated from our one operating segment for the six and three-month periods ended June 30:

                                        JUNE 30, 2004    JUNE 30, 2003
                                        -------------    -------------

         Six months ended:
           Enrollment fees                 $ 56,470          34,365
           Storage and other fees            22,838           2,879
           Processing fees                  170,948          58,230
                                           --------          ------

                  Total revenue            $250,256          95,474
                                           ========          ======

                                        JUNE 30, 2004    JUNE 30, 2003
                                        -------------    -------------
         Three months ended:
           Enrollment fees                 $ 37,135          24,577
           Storage and other fees            13,471           4,949
           Processing fees                   97,658          36,857
                                           --------          ------

                  Total revenue            $148,264          66,383
                                           ========          ======

NOTE 5.  STOCK OPTIONS

In April 2004, the Company entered into five Stock Option Agreements (collectively, the "Option Agreements") with the executives and members of the board of directors. The Option Agreements grant 1,750,000 shares of common stock at an exercise price of $.25 per share, which expire 10 years after the grant date. The options vest 25% per year over a period of four years. As of June 30, 2004, no stock options were exercisable.

NOTE 6.  COMMON STOCK

In January 2004, the Company issued 1,000 shares of common stock of CPI for professional services. The services were valued at $10,000.

In March 2004, the board of directors of the Company amended their articles of incorporation to authorize 5,000,000 shares of $.0001 par value preferred stock and 100,000,000 shares of $.0001 par value common stock.

On March 31, 2004, the Company sold 1,145 shares of common stock for $185,000.

Effective March 31, 2004, the Company entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Cord Partners, Inc. ("CPI") where the Company issued 20,790,000 shares, as adjusted for a two for one stock split of the Company's common stock, for all of the outstanding stock of CPI. As a result of the Agreement, the shareholders of CPI own approximately 83% of the outstanding shares of the Company, and CPI has been deemed the accounting acquirer (a reverse acquisition). Accordingly, the historical financial information presented is that of CPI. The results from operations of the Company have been included with the results of operations of CPI in the accompanying condensed consolidated financial statements from the date of acquisition. As a result of this reverse acquisition, there were no assets acquired or liabilities assumed.

In April 2004, the board of directors of the Company declared and paid a two for one stock split, affected as a stock dividend to its shareholders. Amounts in the accompanying financial statements have been changed to reflect this stock split.

In April 2004, the Company issued 20,000 shares of common stock to former employees of CPI in connection with the termination of employment agreements. The stock was valued at $5,000, was charged to income in the three month period ended June 30, 2004 and is included in administrative and selling expenses.

June 2004, the Company sold 280,000 shares of common stock for $70,000.

NOTE 7.  PREFERRED STOCK

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued.

NOTE 8.  NET LOSS PER SHARE

Net loss per common share was calculated under SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 24,622,530 and 16,050 for the six-months ended June 30, 2004 and 2003, respectively and 25,108,079 and 16,050 for the three-months ended June 30, 2004 and 2003 respectively.

The Company has granted 1,750,000 and -0- outstanding options to acquire common stock at June 30, 2004 and 2003, respectively, which are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in connection with the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% with a minimum of $225 per specimen collected, on all revenues generated by the Company for collection and storage of cord blood after January 1, 2004, until the patents expire.

In May 2004, the Company entered into a loan payable agreement (the "Agreement") with a finance company. In accordance with the terms of the agreement, the Company received $21,000. The loan has a fixed interest amount of approximately $7,400. The loan will be repaid at a rate of 17% of certain future credit card receipts until the total principal and interest amount of approximately $28,400 has been repaid. As of June 30, 2004, the Company owes approximately $20,900, which is included in the accompanying financial statements as loan payables. The advance has been guaranteed by an officer and shareholder of the Company.

The Company is party to a legal matter arising in the ordinary course of its business. While the results of these matters cannot be predicted with certainty, the Company believes that the outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

NOTE 10. RELATED PARTY TRANSACTION

In March 2004, the Company cancelled its existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement provides for commission payments of a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new Web Agreement provided for the issuance of 150,000 stock options upon successful completion of the share exchange at an exercise price of $.25 per share. The new Web Agreement also calls for the issuance of another 150,000 options one year after the share exchange at an exercise price of $1 per share. The new Web Agreement expires in March 2005.

NOTE 11. ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2004

         Royalties                             $40,253
         Payroll and related payroll taxes      25,664
         Other                                  20,174
                                               -------
                                               $86,091
                                               =======

NOTE 12  SALES CONTRACTS

The Company has sales contracts totaling $63,545 and $7,225 as of June 30, 2004 and 2003, respectively relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's revenue recognition policy, these sales contracts, for which no payment has been received nor services performed, are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as income and deferred revenue as the umbilical cord blood is processed and stored.

NOTE 13  SUBSEQUENT EVENT

In August 2004, the Company issued a promissory note (the "Promissory Note") for $500,000 bearing interest at 8% per annum. The Promissory Note calls for monthly payments of interest and principal commencing in February 2005. The payments are calculated as an amount equal to 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediately preceding calendar month. The entire principal of the Promissory Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on August 15, 2005. The principal amount of this Promissory Note and any interest accrued thereon may be prepaid in whole or in part at any time prior to maturity without premium or penalty of any kind.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-QSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" in our Amendment Number 1 to Registration Statement on Form 10-SB that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward looking statements.

         We acquired our subsidiary corporation as of March 31, 2004. Active operations of our subsidiary corporation, Cord Partners, Inc., commenced in January 2003. Therefore, we have only a limited operating history.


REVENUES AND COST OF SERVICES GENERALLY

         Our revenues are derived from the sale of the following products and services: our transporting and providing an umbilical cord blood collection kit to the expectant parents, our physician and customer support, our transporting the cord blood to the Bergen Community Regional Blood Center, and the testing and storage of the cord blood at the Bergen Community Regional Blood Center. These products and services are bundled and sold at a fixed fee of $1,595. In addition, storage fees of $95 per year are charged thereafter.

         The principal components of our cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for services to Bergen Community Regional Blood Center and costs of transportation of the umbilical cord blood collection kit to the expectant family and transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of our cost of services is our royalty payments to PharmaStem and our payments for services to Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of 15% of all revenues generated from the collection and storage of cord blood. Bergen Community Regional Blood Center receives payments of $602.50 for each new collection and storage of cord blood and $50 per year for each storage of cord blood thereafter.


SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         For the six months ended June 30, 2004, we had revenues of $250,256 and a net loss of $449,950, as compared to revenues of $95,474 and a net loss of

$8,695 for the six months ended June 30, 2003. We believe that our sales will continue to increase as the result of our marketing efforts. In 2004, we have increased our internet advertising and commenced advertising in print media, radio and at baby fairs. In addition, in March 2004, we implemented a price increase for our products and services. This price increase is intended to offset, at least in part, the anticipated increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem.

         For the six months ended June 30, 2004, the cost of our services was $191,675, as compared to $52,225 for the six months ended June 30, 2003. For the six months ended June 30, 2004, our gross profit was $58,581 and our gross profit percentage was 23%, as compared to gross profit of $43,249 and gross profit percentage of 45% for the comparable period of 2003.

         For the six months ended June 30, 2004, the cost of our services increased primarily because the number of families choosing to utilize our services increased over the comparable period in 2003 and we were required to make royalty payments to PharmaStem under the Patent License Agreement which we were not required to make in the comparable period in 2003.

         For the six months ended June 30, 2004, our administrative and selling expenses were $508,531, as compared to $51,944 for the six months ended June 30, 2003. Our administrative and selling expenses increased as the result of several factors. First, the cost of our internet advertising on a "pay per click" basis and our advertising through additional websites increased by approximately $72,000, or 328%, during 2004. Second, we engaged in print advertising for the first time in 2004. Third, in early 2004, we moved into an office space which increased our expenses by $16,000. Fourth, professional fees increased substantially in 2004 as the result of the cost of this registration statement and unforeseen litigation. Finally, our insurance expense increased in 2004 by $20,000 as the result of additional coverage required by our Patent License Agreement with PharmaStem.

         At June 30, 2004, we had current assets of $42,434 and current liabilities of $262,785, resulting in a working capital deficit of $220,351. At June 30, 2004, we had deferred revenue of $79,980, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided.

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

         For the three months ended June 30, 2004, we had revenues of $148,264 and a net loss of $278,006, as compared to revenues of $66,383 and a net loss of $3,964 for the three months ended June 30, 2003. We believe that our sales will continue to increase as the result of our marketing efforts. In 2004, we have increased our internet advertising and commenced advertising in print media, radio and at baby fairs. In addition, in March 2004, we implemented a price increase for our products and services. This price increase is intended to offset, at least in part, the anticipated increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem.

         For the three months ended June 30, 2004, the cost of our services was $118,887, as compared to $35,733 for the three months ended June 30, 2003. For the three months ended June 30, 2004, our gross profit was $29,377 and our gross profit percentage was 20%, as compared to gross profit of $30,650 and gross profit percentage of 46% for the comparable period of 2003.

         For the three months ended June 30, 2004, the cost of our services increased primarily because the number of families choosing to utilize our services increased over the comparable period in 2003 and we were required to make royalty payments to PharmaStem under the Patent License Agreement which we were not required to make in the comparable period in 2003.

         For the three months ended June 30, 2004, our administrative and selling expenses were $307,383, as compared to $34,614 for the three months ended June 30, 2003. Our administrative and selling expenses increased as the result of several factors. First, the cost of our internet advertising on a "pay per click" basis and our advertising through additional websites increased by $43,000 or 65% during 2004. Second, we engaged in print advertising for the first time in 2004. Third, in early 2004, we moved into an office which increased our expenses for the second quarter of 2004 by approximately $9,500. Fourth, professional fees increased substantially in 2004 as the result of the cost of this registration statement and unforeseen litigation. Finally, our insurance expense increased in 2004 by $20,000 as the result of additional coverage required by our Patent License Agreement with PharmaStem.

LIQUIDITY AND CAPITAL RESOURCES

         We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At June 30, 2004, we had a working capital deficit of $220,351. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

         On August 12, 2004, we entered into a loan transaction with an unaffiliated party pursuant to which we borrowed $500,000. The loan bears interest at the rate of 8% per annum and is unsecured. Commencing on February 15, 2005, and continuing on the fifteenth day of each calendar month through and including July 15, 2005, we are obligated to pay to the lender an amount equal to 5% of our consolidated gross revenues for the immediately preceding calendar month. Payments are applied first to interest accrued and then to the outstanding principal amount. The entire amount of the loan and all interest accrued thereon is finally due and payable on August 15, 2005. As a result, we believe that we have sufficient operating capital through the end of calendar year 2004. However, if we fail for any reason to repay this loan on a timely basis, then we may have to curtail our business sharply or cease operations altogether.

         A critical component of our operating plan that may have a substantial impact on our continued existence is our ability to obtain capital through additional equity and/or debt financing. We do not anticipate adequate positive internal operating cash flow until such time as we can generate substantially greater revenues than we are generating at present. We believe that the creation of a trading market for our common stock will enhance our ability to raise capital through the sale of equity securities. However, this may not prove to be the case. If we cannot obtain the necessary capital to pursue our operating plan, then we may be forced to cease or significantly curtail our operations. This would materially and adversely impact our ability to continue operations.

         Our near term cash requirements are anticipated to be offset through the receipt of funds through private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through common stock offerings and borrowings to the extent necessary to provide working capital. No assurance can be made that such financing will be available, and, if available, whether it will take the form of debt or equity. Should we secure such financing, such financing could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

         We are not aware of any recent accounting pronoucements which may have a material impact on our financial position, results of operations or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 2004, we received a complaint filed in the Superior Court of the State of California by Kenneth D. Worth, purportedly by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing the allegedly abusive and fraudulent marketing of their services, unspecified punitive damages and attorney's fees. We are not yet able to make a determination as to the likelihood of the plaintiff's claims being upheld, nor can we estimate the possible financial consequences should the plaintiff prevail. However, we believe this suit to be without merit and intend to vigorously defend ourselves in this action.

ITEM 2.  CHANGES IN SECURITIES

         In April 2004, we declared and paid a two for one stock split effected as a stock dividend to all of the shareholders of the Company. This transaction did not constitute a "sale" within the meaning of the Securities Act of 1933.

         In April 2004, two former employees of our subsidiary, Cord Partners, Inc., acquired a total of 20,000 shares of common stock of the Company in exchange for the termination of certain agreements and the exchange of general releases, pursuant to the exemption from registration set forth in Rule 504 under Regulation D.

         On June 30 2004, eight investors acquired a total of 280,000 shares of common stock of the Company for $70,000 pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

Exhibit
Number   Description

2.0 Exchange Agreement dated as of March 31, 2004 by and between Cord Blood America, Inc. and certain shareholders of Cord Partners, Inc.*

3.0      Amended and Restated Articles of Incorporation of Cord Blood America,
         Inc.*

3.1      Amended and Restated Bylaws of Cord Blood America, Inc.*

4.0      Form of Common Stock Share Certificate of Cord Blood America, Inc.*

10.0 Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc.**

10.1 Service Agreement dated as of February 15, 2004 by and between Bergen Community Regional Blood Center and Cord Partners, Inc.**

10.2 Web Development and Maintenance Agreement dated March 18, 2004 by and between Gecko Media, Inc. and Cord Partners, Inc.*

10.3 Employment Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler*

10.4 Employment Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephanie A. Schissler*

10.5 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler*

10.6 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephanie A. Schissler*

10.7 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Joseph R. Vicente*

10.8 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephen Weir*

10.9 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc.*

10.10 License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC**

10.11 Purchase and Sale of Future Receivables Agreement between Advanceme, Inc. and Cord Partners, Inc.**

10.12 Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey**

21.0     Subsidiaries of the Registrant*

31.0 Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Cord Blood America, Inc. Principal Financial Officer, Sandra D. Smith, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Cord Blood America, Inc. Chief Financial Officer, Sandra D. Smith, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

** Filed as an exhibit to Amendment Number 1 to Registration Statement on
   Form 10-SB filed on August 23, 2004.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed with the SEC during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORD BLOOD AMERICA, INC.




Date: August 23, 2004                 By:  /s/Matthew L. Schissler
                                           ------------------------------------
                                           Matthew L. Schissler,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/Sandra D. Smith
                                           ------------------------------------
                                           Sandra D. Smith,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)