Form 10QSB/A
period 2004-06-30
Cord Blood America, Inc.
filed 2004-08-24
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-QSB/A

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

                                      CORD BLOOD AMERICA, INC.




Date: August 23, 2004                 By:  /s/ Matthew L. Schissler
                                           ------------------------------------
                                           Matthew L. Schissler,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Sandra D. Smith
                                           ------------------------------------
                                           Sandra D. Smith,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)