Form 10QSB
period 2004-09-30
Cord Blood America, Inc.
filed 2004-11-22
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .


Commission File Number:  000-50746


                            Cord Blood America, Inc.
                            ------------------------
               (Exact name of registrant as specified in charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-1078768
                                   ----------
                      (I.R.S. Employer Identification No.)

          9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 432-4090
                                 --------------
              (Registrant's Telephone Number, including Area Code)

           10940 Wilshire Boulevard, 4th Floor, Los Angeles, CA 90024
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2004: 25,317,200 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                     CORD BLOOD AMERICA, INC. AND SUBSIDIARY


INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)
         -------------------------------------------------------

Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2004

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               September 30, 2004

                              ASSETS

Current assets:
     Cash                                                                  $ 259,993
     Accounts receivable, net of allowance for
         doubtful accounts of $3,105                                          53,751
     Other assets                                                             33,663
                                                                           ---------
             Total current assets                                            347,407
                                                                           ---------
             Total assets                                                  $ 347,407
                                                                           =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $ 154,915
     Accrued expenses                                                         45,835
     Deferred revenue                                                         57,140
     Due to related party                                                     20,834
     Promissory notes payable, net of unamortized discount for $43,962       706,038
                                                                           ---------
             Total current liabilities                                       984,762
                                                                           ---------
              Total liabilities                                              984,762

Stockholders' deficit
     Preferred stock, $.0001 par value, 5,000,000 shares authorized,
         no shares issued and outstanding                                         --
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         25,317,200 shares issued and outstanding                              2,532
     Additional paid-in capital                                              318,776
     Accumulated deficit                                                    (958,663)
                                                                           ---------
         Total stockholders' deficit                                        (637,355)
                                                                           ---------
         Total liabilities and stockholders' deficit                       $ 347,407
                                                                           =========

See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              NINE-MONTH               NINE-MONTH
                                                             PERIOD ENDED             PERIOD ENDED
                                                          SEPTEMBER 30, 2004       SEPTEMBER 30, 2003
                                                          ------------------       ------------------
Revenue                                                     $    478,920                $ 174,672

Cost of services                                                (349,686)                (115,112)
                                                            ------------                ---------

             Gross profit                                        129,234                   59,560

Administrative and selling expenses                           (1,042,059)                 (83,302)
                                                            ------------                ---------

            Net loss                                        $   (912,825)               $ (23,742)
                                                            ============                =========

            Basic and diluted net loss per share            $      (0.04)               $   (1.48)
                                                            ============                =========

             Weighted average common shares outstanding       24,854,086                   16,050
                                                            ============                =========

See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE-MONTH               THREE-MONTH
                                                             PERIOD ENDED              PERIOD ENDED
                                                          SEPTEMBER 30, 2004        SEPTEMBER 30, 2003
                                                          ------------------        ------------------
Revenue                                                      $    228,664                  79,198

Cost of services                                                 (158,011)                (55,067)
                                                             ------------                --------

             Gross profit                                          70,653                  24,131

Administrative and selling expenses                              (533,528)                (32,237)
                                                             ------------                --------

            Net loss                                         $   (462,875)               $ (8,106)
                                                             ============                ========

            Basic and diluted net loss per share             $      (0.02)                  (0.49)
                                                             ============                ========

             Weighted average common shares outstanding        25,317,200                  16,500
                                                             ============                ========

See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               NINE-MONTH                NINE-MONTH
                                                                               PERIOD ENDED              PERIOD ENDED
                                                                            SEPTEMBER 30, 2004        SEPTEMBER 30, 2003
                                                                            ------------------        ------------------
Cash flows from operating activities:
    Net loss                                                                    $  (912,825)               (23,742)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Provision for uncollectible accounts                                        1,195                  1,000
          Amortization expense                                                        1,909                     --
          Stock issued for services                                                  15,000                     --
          Changes in operating assets and liabilities
            Accounts receivable                                                     (44,891)                (8,085)
            Other assets                                                            (33,663)                    --
            Accounts payable                                                        118,794                     --
            Accrued expenses                                                         45,835                 16,460
            Deferred revenue                                                         37,606                 26,979
                                                                                -----------                -------

                      Net cash (used in) provided by operating activities          (771,040)                12,612

Cash flows from financing activities:
    Proceeds from sale of common stock                                              255,000                     83
    Payments on loan from officer                                                   (12,117)                    --
    Proceeds from loan from officer                                                   7,117                     --
    Proceeds from notes payable                                                     750,000                     --
    Proceeds from note payable                                                       20,834                     --
    Contributions                                                                        --                  5,788
                                                                                -----------                -------

                       Net cash provided by financing activities                  1,020,834                  5,871
                                                                                -----------                -------

                       Net increase in cash                                         249,794                 18,483

Cash, at beginning of period                                                         10,199                     --
                                                                                -----------                -------

Cash, at end of period                                                          $   259,993                 18,483
                                                                                ===========                =======

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                      $     7,404                     --
                                                                                ===========                =======

See accompanying notes to the condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2004

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

         (b) COST OF SERVICES

         Costs are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the labs processing fees and royalties to Pharmastem Therapeutics, Inc. The Company expenses these costs in the period incurred and does not defer any costs of sales. This results in these expenses being recognized in the period the revenue is recognized from the services provided.

         (c) BASIS OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Cord Blood America, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (d) STOCK COMPENSATION PLAN

         The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                          NINE-MONTH           NINE-MONTH
                                                         PERIOD ENDED         PERIOD ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                             2004                 2003
                                                         -------------        -------------
         Net loss, as reported                            $(912,825)            $(23,742)

         Add: Stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                            --                   --

         Deduct: Total stock-based employee
           compensation expense determined under
           the fair value method for all awards, net of
           related tax effects                              (20,288)                  --
                                                          ---------             --------

         Pro forma net loss                               $(933,113)            $(23,742)
                                                          =========             ========

         Basic loss per common share as reported          $   (0.04)               (1.48)
                                                          =========             ========
         Basic loss per common share pro forma            $   (0.04)               (1.48)
                                                          =========             ========

                                                         THREE-MONTH          THREE-MONTH
                                                         PERIOD ENDED         PERIOD ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                             2004                 2003
                                                         -------------        -------------
         Net loss, as reported                            $(462,885)             (32,237)

         Add: Stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                            --                   --

         Deduct: Total stock-based employee
           compensation expense determined under
           the fair value method for all awards, net of
           related tax effects                              (10,144)                  --
                                                          ---------             --------

         Pro forma net loss                               $(473,029)             (32,237)
                                                          =========             ========

         Basic loss per common share as reported          $   (0.02)               (0.49)
                                                          =========             ========
         Basic loss per common share pro forma            $   (0.02)               (0.49)
                                                          =========             ========

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model based on the following assumptions:

         Risk free interest rate     4.69%
         Expected life               10 years
         Expected volatility         0%
         Dividend yield              0%


NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company is dependent upon successful implementation of its business plan, raising additional capital and/or obtaining financing to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds through private placements, mergers, or acquisitions. There can be no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


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

The Company has one operating segment with all of its long-lived assets located in, and substantially all of its revenues generated from within the United States of America. The following table represents net revenues generated from our one operating segment for the Nine and three-month periods ended September 30:

                                         SEPTEMBER 30,    SEPTEMBER 30,
                                             2004              2003
                                           --------          -------
         Nine months ended:
           Enrollment fees                 $139,045           50,654
           Storage and other fees            48,329           15,265
           Processing fees                  291,546          108,753
                                           --------          -------

                  Total revenue            $478,920          174,672
                                           ========          =======

                                         SEPTEMBER 30,    SEPTEMBER 30,
                                             2004              2003
                                           --------          -------
         Three months ended:
           Enrollment fees                 $ 52,140           18,216
           Storage and other fees            21,433            7,286
           Processing fees                  155,091           53,696
                                           --------          -------

                  Total revenue            $228,664           79,198
                                           ========          =======

NOTE 5.  STOCK OPTIONS

In April 2004, the Company entered into five Stock Option Agreements (collectively, the "Option Agreements") with the executives and members of the board of directors. The Option Agreements grant 1,750,000 shares of common stock at an exercise price of $.25 per share, which expire 10 years after the grant date. The options vest 25% per year over a period of four years. As of September 30, 2004, no stock options were exercisable.

In September 2004, in conjunction with the issuance of debt (see Note 13), the Company has issued options to purchase 500,000 shares of common stock to a lender.


NOTE 6.  COMMON STOCK

In January 2004, the Company issued 1,000 shares of common stock of Cord Partners, Inc. ("CPI") for professional services. The services were valued at $10,000.

In March 2004, the board of directors of the Company amended their articles of incorporation to authorize 5,000,000 shares of $.0001 par value preferred stock and 100,000,000 shares of $.0001 par value common stock.

On March 31, 2004, the Company sold 1,145 shares of common stock for $185,000.

Effective March 31, 2004, the Company entered into an Agreement for the Exchange of Common Stock (the "Agreement") with CPI where the Company issued 20,790,000 shares, as adjusted for a two for one stock split of the Company's common stock, for all of the outstanding stock of CPI. As a result of the Agreement, the shareholders of CPI own approximately 83% of the outstanding shares of the Company, and CPI has been deemed the accounting acquirer (a reverse acquisition). Accordingly, the historical financial information presented is that of CPI. The results of operations of the Company have been included with the results of operations of CPI in the accompanying condensed consolidated financial statements from the date of acquisition. As a result of this reverse acquisition, there were no assets acquired or liabilities assumed.

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

In June 2004, the Company sold 280,000 shares of common stock for $70,000.


NOTE 7.  PREFERRED STOCK

The Company has authorized 5,000,000 shares of $.0001 par value preferred stock. No preferred stock has been issued.


NOTE 8.  NET LOSS PER SHARE

Net loss per common share was calculated in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 24,854,086 and 16,050 for the nine-months ended September 30, 2004 and 2003, respectively and 25,317,200 and 16,500 for the three-months ended September 30, 2004 and 2003, respectively.
The Company has 2,250,000 and -0- outstanding options to acquire common stock at September 30, 2004 and 2003, respectively, which are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive.


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


NOTE 10. LICENSE AGREEMENT

The Company entered into a three-year license agreement for the use of a web based computer software. Terms of the agreement call for monthly payments of approximately $300. The license agreement terminates on June 30, 2007. Either party may terminate the agreement with a 30-day written notice due to a breach by the other party. Upon termination, the Company is entitled to a pro-rata share of unused portion of the fee paid by the Company.


NOTE 11. RELATED PARTY TRANSACTION

In March 2004, the Company cancelled its existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement provides for commission payments of a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new Web Agreement provided for the issuance of 150,000 stock options upon successful completion of the reverse merger at an exercise price of $.25 per share. The new Web Agreement also calls for the issuance of another 150,000 options one year after the share exchange at an exercise price of $1 per share. The new Web Agreement expires in March 2005.

In July 2004, the Company was advanced approximately $21,000 from a company owned by the chief executive officer and chairman of the board of directors to pay operating expenses. The advance is non-interest bearing and is anticipated to be re-paid before December 2004. The amount is included in due to related party on the accompanying condensed consolidated balance sheet as of September 30, 2004.


NOTE 12. ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2004

         Payroll and related payroll taxes          $41,000
         Other
                                                      4,835
                                                    -------
                                                    $45,835
                                                    =======

NOTE 13. PROMISSORY NOTES

In August 2004, the Company issued the first of three unsecured promissory notes (the "First Note") for $500,000 bearing interest at 8% per annum to a lender. In September 2004, the Company issued the second of three promissory notes (the "Second Note") for $250,000 bearing interest at 10% per annum to the same lender. The First Note calls for monthly payments of interest and principal commencing in February 2005. The Second Note calls for monthly payments of principal and interest commencing on the earlier of full payment of the First Note or February 2005. Payments on both notes are calculated as 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediately preceding calendar month. The entire principal of the First Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on August 15, 2005. The entire principal of the Second Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on September 15, 2005. The principal amount of these promissory notes and any interest accrued thereon may be prepaid in whole or in part at any time prior to maturity without premium or penalty of any kind.

The Second Note contained warrants to purchase 500,000 shares of common stock at a price of $.1875 per share and can be exercised at any time prior to September 2009. The estimated fair value of the warrants of approximately $48,000 is being amortized to interest expense over the term of the Second Note.

As of September 30, 2004, approximately $7,000 of interest has been incurred and is included in accrued expenses in the accompanying financial statements.


NOTE 14. SALES CONTRACTS

The Company has sales contracts totaling approximately $89,000 and $31,000 as of September 30, 2004 and 2003, respectively relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's revenue recognition policy, these sales contracts, for which no payment has been received nor services performed, are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as income and deferred revenue as the umbilical cord blood is processed and stored.


NOTE 15. SUBSEQUENT EVENTS

In October 2004, the company issued the last of three promissory notes (the "Third Note") for $250,000 bearing interest at 10%. The Third Note calls for monthly principal and interest payments starting in February 2005 equal to 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediate preceding calendar month. Payments commence at the earlier of repayment of the First Note and Second Note, or February 2005. The entire principal of the Third Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on September 15, 2005.

The Third Note contains warrants to purchase 500,000 shares of common stock at a price of $.1875 per share and can be exercised at any time prior to October 2009. The estimated fair value of the warrants of approximately $46,000 will be amortized to interest expense over the term of the Third Note.

In October 2004, the Company entered into an agreement to lease office space for approximately $6,000 per month. The lease expires in October 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

GENERAL
-------

         In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-QSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward looking statements.

         We acquired our subsidiary corporation as of March 31, 2004. Active operations of our subsidiary corporation, Cord Partners, Inc., commenced in January 2003. Therefore, we have only a limited operating history.


REVENUES AND COST OF SERVICES GENERALLY
---------------------------------------

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

         The principal components of our cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for services to Bergen Community Regional Blood Center and costs of transportation of the umbilical cord blood collection kit to the expectant family and transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of our cost of services is our royalty payments to PharmaStem and our payments for services to Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of 15% of all revenues generated from the collection and storage of cord blood. Bergen Community Regional Blood Center receives payments of $577.50 for each new collection and storage of cord blood and $50 per year for each storage of cord blood thereafter.


NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
-----------------------------------------------------------

         For the nine months ended September 30, 2004, we had revenues of $478,920 and a net loss of $912,825, as compared to revenues of $174,672 and a net loss of $23,742 for the nine months ended September 30, 2003. We believe that our sales will continue to increase as the result of our marketing efforts and the addition of two salespeople. In 2004, we increased our print advertising and mass mailings and launched an aggressive internet advertising plan. In addition, we implemented a price increase for our products and services in March 2004. This price increase is intended to offset, at least in part, the increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem Therapeutics.

         For the nine months ended September 30, 2004, the cost of our services was $349,686, as compared to $115,112 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, our gross profit was $129,234 and our gross profit percentage was 27%, as compared to gross profit of $59,560 and gross profit percentage of 34% for the comparable period of 2003. For the nine months ended September 30, 2004, the cost of our services increased primarily because the number of families choosing to utilize our services increased over the comparable period in 2003. We were also required to make $72,483 in royalty payments to PharmaStem under the Patent License Agreement which we were not required to make in the comparable period in 2003.

                  For the nine months ended September 30, 2004, our administrative and selling expenses were $1,042,059, as compared to $83,302 for the nine months ended September 30, 2003. Our administrative and selling expenses increased as the result of several factors. First, our boost in internet advertising through multiple websites and on a "pay-per-click" basis increased web advertising expense by approximately $168,000 during 2004. Second, we increased our print advertising by approximately $58,000 in 2004. In early 2004, we moved into an office space which increased our rent and utility expenses by approximately $43,000. Our leased office furniture expenses increased by approximately $20,000 in 2004. Professional fees increased by approximately $149,000 in 2004 as the result of the cost of going public and unforeseen litigation. Our payroll and related expenses increased by approximately $245,000 in 2004 due to the addition of employees and company sponsored benefits. We spent approximately $70,000 in fees on capital raised in 2004. Approximately $20,000 was paid in consulting fees to establish a distributor program. Our expenses for development, maintenance and hosting of our website increased by approximately $21,000 in 2004 per our Web Development and Maintenance Agreement with Gecko Media. Our printing of marketing materials and associated postage and delivery expenses increased by approximately $90,000 in 2004 due to increased mailings. Our interest expense increased by approximately $15,000 in 2004 due to the obligations of three loans entered into during the period. We incurred approximately $6,000 in moving expenses in 2004 due to the relocation of our office. Finally, our insurance expense increased in 2004 by approximately $30,000 as the result of additional coverage required by our Patent License Agreement with PharmaStem.

         At September 30, 2004, we had current assets of $347,407 and current liabilities of $984,762, resulting in a working capital deficit of $637,355. At September 30, 2004, we had deferred revenue of $57,140, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
------------------------------------------------------------

         For the three months ended September 30, 2004, we had revenues of $228,664 and a net loss of $462,885, as compared to revenues of $79,198 and a net loss of $8,106 for the three months ended September 30, 2003.

         For the three months ended September 30, 2004, the cost of our services was $158,011, as compared to $55,067 for the three months ended September 30, 2003. For the three months ended September 30, 2004, our gross profit was $70,653 and our gross profit percentage was 31%, as compared to gross profit of $24,131 and gross profit percentage of 30% for the comparable period of 2003. For the three months ended September 30, 2004, the cost of our services increased primarily because the number of families choosing to utilize our services increased over the comparable period in 2003. We were also required to make approximately $30,000 in royalty payments to PharmaStem under the Patent License Agreement which we were not required to make in the comparable period in 2003.

         For the three months ended September 30, 2004, our administrative and selling expenses were $533,528, as compared to $32,237 for the three months ended September 30, 2003. Our administrative and selling expenses increased as the result of several factors. First, our boost in internet advertising through multiple websites and on a "pay-per-click" basis increased web advertising expense by approximately $66,000 during the period in 2004. Second, we increased our print advertising by approximately $19,000 during the period in 2004. In early 2004, we moved into an office space which increased our rent and utility expenses by approximately $17,000. Our leased office furniture expenses increased by approximately $9,000 in 2004. Professional fees increased by approximately $107,000 in 2004 as the result of the cost of going public and unforeseen litigation. Our payroll and related expenses increased by approximately $89,000 in 2004 due to the addition of employees and added company sponsored benefits. We spent approximately $70,000 in fees on capital raised in 2004. Approximately $15,000 was paid in consulting fees to establish a distributor program. Our expenses for development, maintenance and hosting of our website increased by approximately $15,000 in 2004 per our Web Development and Maintenance Agreement with Gecko Media. Our printing of marketing materials and associated postage and delivery expenses increased by approximately $60,000 in 2004 due to increased mailings. Our interest expense increased by approximately $7,000 in 2004 due to the obligations of three loans entered into during the period. We incurred approximately $6,000 in moving expenses in 2004 due to the relocation of our office. Finally, our insurance expense increased in 2004 by approximately $10,000 as the result of additional coverage required by our Patent License Agreement with PharmaStem.

         On September 30, 2004, we ended a month-to-month arrangement with an unaffiliated third party from whom we leased approximately 400 square feet of office space and were provided with other office services, at 10940 Wilshire Boulevard, Sixth Floor, Los Angeles, California 90024 for a monthly rental of approximately $3,000.

         On October 1, 2004, we entered into a lease with an unaffiliated party to lease approximately 2,000 square feet of office space at 9000 W. Sunset Boulevard, Suite 400, West Hollywood, California 90069 for a monthly rental of approximately $6,000. The term of the lease is for a period of five years, commencing as of October 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At September 30, 2004, we had a working capital deficit of $637,355. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

         On August 18, 2004, we terminated the agreement between AdvanceMe Inc. and Cord Partners, Inc. by paying off the remaining amount due for the purchase of Cord Partners, Inc. future receivables. The amount of the payoff was approximately $19,000.

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

         On September 17, 2004, we entered into a Loan Agreement with the same unaffiliated party. Pursuant to that agreement, we borrowed an additional $250,000. The loan bears interest at 10% per annum and is unsecured. If the $500,000 loan referred to above is paid in full, then commencing on the first to occur of the date of such payment or February 15, 2005, and continuing on the fifteenth day of each calendar month through and including August 15, 2005, we are obligated to continue to pay to the lender an amount equal to 5% of our consolidated gross revenues for the immediately preceding calendar month. Payments are applied first to interest accrued and then to the outstanding principal amount. The entire amount of the loan and all interest accrued thereon is finally due and payable on September 15, 2005. The agreement also includes warrants issued to the lender to purchase 500,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price of $0.1875.

         On October 21, 2004, we entered into a Loan Agreement with the same unaffiliated party. Pursuant to that agreement, we borrowed an additional $250,000. The loan bears interest at 10% per annum and is unsecured. If certain of our obligations are paid in full, then commencing on the first to occur of the date of such payment or February 15, 2005, and continuing on the fifteenth day of each calendar month through and including September 15, 2005, we are obligated to continue to pay to the lender an amount equal to 5% of our consolidated gross revenues for the immediately preceding calendar month. Payments are applied first to interest accrued and then to the outstanding principal amount. The entire amount of the loan and all interest accrued thereon is finally due and payable on October 15, 2005. The agreement also includes warrants issued to the lender to purchase 500,000 shares of our common stock.

The warrants are exercisable for a period of five years at an exercise price of $0.1875.

         As a result, we believe that we have sufficient operating capital through February of 2005. However, if we fail for any reason to repay this loan on a timely basis, then we may have to curtail our business sharply or cease operations altogether.

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

         Our near term cash requirements are anticipated to be offset through the receipt of funds through private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through the issuance of common stock for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through common stock offerings and borrowings to the extent necessary to provide working capital. No assurance can be made that such financing will be available, and, if available, whether it will take the form of debt or equity. Should we secure such financing, such financing could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY.

         During the year ended December 31, 2003, we incurred a loss of $45,838, and during the nine months ended September 30, 2004, we incurred a loss of $912,825. At September 30, 2004, we had a stockholders' deficit of $637,355, and a working capital deficit of $637,355. We expect our operating expenses to increase as we experience growth. Our growth has required us to hire additional employees and move to larger office space. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our shareholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further sales and marketing activities, would be significantly limited.

OUR AVAILABLE CASH WILL PERMIT US TO OPERATE ONLY FOR A FEW MONTHS. WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         As of September 30, 2004, the Company had current assets of $347,407 and current liabilities of $984,762, resulting in a working capital deficit of $637,355. We believe that we have sufficient operating capital through February of 2005. There can be no assurance that sales will continue to increase or even maintain current levels. We will require additional capital to fund our operations. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain current operations for a short period of time. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

OUR FINANCIAL STATEMENTS ARE SUBJECT TO A "GOING CONCERN" QUALIFICATION.

         Our audited annual financial statements appearing in our filing 10SB12G filed on May 6, 2004, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

IF OUR UMBILICAL CORD BLOOD PROCESSING AND STORAGE SERVICES DO NOT ACHIEVE CONTINUED MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

         We anticipate that service fees from the processing and storage of umbilical cord blood will comprise substantially all of our revenues for the foreseeable future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to accomplish such education and awareness of our services and its potential benefits could adversely affect market acceptance. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to gain market acceptance of our services, we will not be able to generate enough revenue to achieve and maintain profitability.

WE MAY NOT BE ABLE TO INCREASE SALES OR OTHERWISE SUCCESSFULLY OPERATE OUR BUSINESS.

         We believe that the key to our success is to increase sales of our cord blood preservation services and thereby increase our revenues and available cash. Our success in this regard will depend in large part on widespread market acceptance of cryopreservation of cord blood and our efforts to educate potential customers and sell our services. Our efforts to increase our sales and revenues could be adversely impacted by other risks to our business described below, including termination of our agreement with Bergen Community Regional Blood Center, a failure, discontinuance or disruption of the Bergen Community Regional Blood Center to preserve stored cord blood, termination of our agreement with PharmaStem and increased competition from other providers of cord blood storage services.

         There can be no assurance that we will be able to increase our sales or effectively operate our business. To the extent we are unable to achieve growth in sales, we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business.

         Our current and future expense levels are based on our operating plans and estimates of future sales and revenues and are subject to increase as we implement our strategy. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected.

WE ARE DEPENDENT UPON A THIRD PARTY FACILITY FOR THE STORAGE OF UMBILICAL CORD BLOOD. IF OUR STORAGE ARRANGEMENTS TERMINATE FOR ANY REASON, WE MAY NOT BE ABLE TO PROVIDE CORD BLOOD BANKING SERVICES FOR SOME PERIOD OF TIME.

         We do not own or operate a storage facility for umbilical cord blood. All cord blood collected from our customers is stored at Bergen Community Regional Blood Center in Paramus, New Jersey. If our storage arrangements with Bergen Community Regional Blood Center terminate for any reason, then we may not be able to continue to provide our cord blood banking services for some period of time. Even if we are able to negotiate an extension of our existing agreement or enter into one or more new agreements, we may not be able to obtain favorable terms.

A FAILURE IN THE PERFORMANCE OF OUR CRYOPRESERVATION STORAGE FACILITY OR SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store all of our specimens at the Bergen Community Regional Blood Center in Paramus, New Jersey. Any failure, including network, software or hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Bergen Community Regional Blood Center facility, could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. While our agreement with Bergen Community Regional Blood Center requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount, such insurance coverage may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued, uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

WE ARE DEPENDENT UPON A PATENT LICENSE AGREEMENT FOR CERTAIN TECHNOLOGY AND PROCESSES UTILIZED TO COLLECT, PROCESS AND STORE UMBILICAL CORD BLOOD. IF OUR LICENSING ARRANGEMENT TERMINATES FOR ANY REASON, WE MAY NOT BE ABLE TO COLLECT, PROCESS OR STORE UMBILICAL CORD BLOOD FOR SOME PERIOD OF TIME.

         Pursuant to the Patent License Agreement, CPI may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. If our licensing arrangement with PharmaStem terminates for any reason, then we may not be able to provide our cord blood banking services for some period of time. Even if we are able to negotiate a new agreement with PharmaStem, we may not be able to obtain favorable terms.

IF WE DO NOT OBTAIN AND MAINTAIN NECESSARY DOMESTIC REGULATORY REGISTRATIONS, APPROVALS AND COMPLY WITH ONGOING REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR CORD BLOOD BANKING SERVICES.

         The cord blood banking services provided by us are currently subject to FDA regulations requiring infectious disease testing. We have registered with the FDA as a cord blood banking service, listed our products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. We believe that we are in compliance with existing regulatory requirements.

         We may not be able to comply with any future regulatory requirements that may be imposed on us, including product standards that may be developed after the date hereof. Moreover, the cost of compliance with government regulations may adversely affect our revenue and profitability. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

         Of the states in which we provide cord blood banking services, only New Jersey and New York currently require that cord blood banks be licensed. Our cord blood storage facility is currently licensed to operate in these two states. If other states adopt requirements for the licensing of cord blood banking services, either our cord blood storage facility or we, would have to obtain licenses to continue providing services in those states.

THE FDA COULD REQUIRE US TO OBTAIN APPROVAL OF OUR CORD BLOOD COLLECTION KITS.

         Consistent with industry practice, the CPI cord blood collection kits have not been cleared as a medical device. The FDA could at any time require us to obtain medical device premarket notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This could increase our costs and reduce our profitability. The FDA could also require that we cease using the collection kit and require us to obtain medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease to operate our business for some period of time.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS.

         Our success will depend to a significant extent upon our ability to enhance and expand the use and utility of our services so that they gain increased market acceptance. There can be no assurance that expectant parents will use our services or that our services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells obsolete and unmarketable. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide.

OUR INFORMATION SYSTEMS ARE CRITICAL TO OUR BUSINESS AND A FAILURE OF THOSE SYSTEMS COULD MATERIALLY HARM US.

         We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

THE CORD BLOOD BANKING MARKET IS INCREASINGLY COMPETITIVE.

         Cord blood banking and stem cell preservation is becoming an increasingly competitive business. The barriers to entry are relatively low. Our business faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Certain of our competitors have greater financial and other resources than we do. Competitors with greater access to financial resources may enter our markets and compete with us. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business on terms that are favorable to us.

IF WE ARE NOT ABLE TO RECRUIT AND RETAIN QUALIFIED MANAGEMENT PERSONNEL, WE MAY FAIL TO DEVELOP OUR POTENTIAL BUSINESS OPPORTUNITIES.

         Our success is highly dependent on the retention of the principal members of our management and sales personnel. Matthew L. Schissler, our Chairman and Chief Executive Officer, is critical to our ability to execute our overall business strategy. Stephanie A. Schissler is critical to our marketing and sales efforts. We do not presently have any key man life insurance on these persons; while we intend to apply for such insurance in such amounts as we deem appropriate, it is uncertain at this time as to when we will apply for and obtain such insurance.

         Although we are not aware that any of our key employees are currently planning to retire or leave the company, any key employee could terminate his or her relationship with us at any time and, subject to any non-competition agreement with us, work for one of our competitors. Furthermore, our future growth will require hiring a significant number of qualified management, administrative and sales personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or achieve our business objectives.

RISKS RELATED TO OUR STOCK

AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP OR BE SUSTAINED AND OUR COMMON STOCK MAY HAVE A VOLATILE PUBLIC TRADING PRICE.

         Our common stock does not trade in a public market. While we hope to establish a public market for our common stock, such a market may not develop or be sustained. As a result, our investors may not be able to sell their shares quickly or at the market price if trading in our stock is not active. If a public market does develop, the number of shares available for sale is, at least initially, anticipated to be limited. Therefore, the share price may be volatile.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT OUR STOCK PRICE AND LIMIT OUR ABILITY TO RAISE CAPITAL.

         We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 25,317,200 issued and outstanding shares of common stock of the Company, 4,127,200 shares are believed to be capable of being sold or transferred without registration under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

WE HAVE NOT PAID CASH DIVIDENDS AND DO NOT EXPECT TO IN THE FORESEEABLE FUTURE, WHICH MEANS THE VALUE OF OUR SHARES CANNOT BE REALIZED EXCEPT THROUGH SALE.

         We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying cash dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay cash dividends on common stock will be made by the Board of Directors from time to time in the exercise of its business judgment. Furthermore, we may be restricted from paying dividends by the terms of any credit facility we may enter into in the future.

THE OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN THE HANDS OF OUR EXISTING DIRECTORS AND EXECUTIVE OFFICERS. AS A RESULT, YOU MAY NOT BE ABLE TO EXERT MEANINGFUL INFLUENCE ON SIGNIFICANT CORPORATE DECISIONS.

         Our directors and executive officers beneficially own, in the aggregate, approximately 63.7% of our outstanding shares of common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

         VARIOUS ANTI-TAKEOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS. AS A RESULT, ANY TAKEOVER OF THE COMPANY MAY BE DELAYED OR DISCOURAGED AND THE ABILITY OF THE SHAREHOLDERS TO CHANGE THE DIRECTION AND MANAGEMENT OF THE COMPANY MAY BE DELAYED OR LIMITED.

         Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Mr. Vicente's term expires in 2005, Mr. Weir's term expires in 2006 and Mr. Schissler's term expires in 2007. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors. Our Amended and Restated Bylaws provide, among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting the shareholders' ability to change the direction and management of the Company.

OUR COMMON STOCK MAY BE SUBJECT TO THE SEC'S PENNY STOCK SALES RULES.

         The SEC has adopted regulations which generally define penny stocks to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors.

         For transactions covered by these regulations, a broker-dealer must make a special suitability determination for the purchaser. A broker-dealer must obtain from the potential purchaser, information concerning the person's financial situation, investment experience and investment objectives. Based upon that and other information available, the broker-dealer must make a determination that transactions in penny stocks are suitable for the purchaser and that the purchaser has sufficient knowledge and experience in financial matters so that the purchaser reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. A broker-dealer must also receive the purchaser's written consent to the transaction prior to sale.

         These penny stock rules may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may be subject to such rules.


RECENT ACCOUNTING PRONOUNCEMENTS

         We are not aware of any recent accounting pronouncements that may have a material impact on our financial position, results of operations or liquidity.


OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2004, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 2004, we received a complaint filed in the Superior Court of the State of California by Kenneth D. Worth, purportedly by and for the People of the State of California, and naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing the allegedly abusive and fraudulent marketing of their services, unspecified punitive damages and attorney's fees. In October 2004, the Court ruled that the complaint was stricken and no longer operative with respect to each defendant. A motion for reconsideration was filed by the Plaintiff requesting the Court consider new evidence.

ITEM 2.  CHANGES IN SECURITIES

         On September 17, 2004, as part of a Loan Agreement, a lender acquired warrants to purchase 500,000 shares of common stock at an exercise price of $0.1875 per share for a period of five years. The document evidencing the warrants contained a legend restricting transferability under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE


ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

Exhibit
Number   Description
------   -----------

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

10.9 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc.*

10.10 License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC**

10.11 Purchase and Sale of Future Receivables Agreement between AdvanceMe, Inc. and Cord Partners, Inc.**

10.12 Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey**

10.13 Loan Agreement Dated September 17, 2004 by and between Cord Blood America, Inc. and Thomas R. Walkey***

10.14 Lease Agreement by and between Cord Partners, Inc. and Nine Thousand Sunset, LLC**

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

32.1 Certification of Cord Blood America, Inc. Chief Financial Officer, Sandra D. Smith, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

** Filed as an exhibit to Amendment Number 1 to Registration Statement on Form 10-SB filed on August 23, 2004.

*** Filed as an exhibit to Amendment Number 2 to Registration Statement on Form 10-SB filed on October 6, 2004.


         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed with the SEC during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORD BLOOD AMERICA, INC.




Date:    November 19, 2004              By: /s/Matthew L. Schissler
                                            -----------------------
                                            Matthew L. Schissler,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/Sandra D. Smith
                                            ------------------
                                            Sandra D. Smith,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)