Form 10KSB
period 2004-12-31
Cord Blood America, Inc.
filed 2005-04-06
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ ____________ to ____________ .

Commission File Number:  000-50746


                            Cord Blood America, Inc.
                            ------------------------
                 (Name of small business issuer in its charter)

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

          Securities Registered under Section 12(b) of the Exchange Act
          -------------------------------------------------------------
                                      None

          Securities registered under Section 12(g) of the Exchange Act
          -------------------------------------------------------------
                    Common Stock, par value $.0001 per share

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $751,850

The aggregate market value of the registrant's common stock held by non-affiliates on March 24, 2005 (based on the closing price of the OTC Bulletin Board) on such date was approximately $4,976,002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2005: 29,270,600 shares of common stock, par value $.0001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I.

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis

Item 7.  Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

Signatures
Certifications

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-KSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward-looking statements.

         The acquisition of the Company's first subsidiary corporation, Cord Partners, Inc., occurred on March 31, 2004. Active operations of Cord Partners, Inc., commenced in January 2003. On November 12, 2004, the Company formed its second subsidiary corporation, CBA Professional Services, Inc., as well as its third subsidiary, CBA Properties, Inc.. On February 28, 2005, the Company acquired its fourth subsidiary corporation, Career Channel, Inc. d/b/a Rainmakers International. Rainmakers International commenced operations in March of 2001. Therefore, the Company only has a limited operating history.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

BUSINESS DEVELOPMENT
--------------------

         Cord Blood America, Inc., is a Florida corporation, which was formed in 1999. It did not commence business operations until it acquired Cord Partners, Inc., a Florida corporation ("CPI"), as of March 31, 2004. Since CPI's formation in January 2003, CPI has been, and continues to be, engaged in the business of collecting, testing, processing and preserving umbilical cord blood, thereby allowing families to preserve cord blood at the birth of a child for potential use in future stem cell therapy.

         Shortly before the acquisition of CPI, Cord Blood America, Inc. changed its name from D & A Lending, Inc. to Cord Blood America, Inc. ("CBA"). CBA acquired all of CPI's issued and outstanding shares of common stock, making CPI a wholly-owned subsidiary of CBA.

         In April 2004, we declared and paid to all of the shareholders of CBA a two for one stock split effected as a stock dividend.

         On November 12, 2004, CBA Professional Services, Inc., a Florida corporation ("CBAPS") was formed. The company has authorized 10,000 shares of non-par restricted common stock. In November 2004, CBAPS issued 100 shares of its common stock to Cord Blood America, Inc. and became a wholly-owned subsidiary of CBA. As of December 31, 2004, 100 shares of common stock were issued and outstanding.

         CBA Properties, Inc. ("CBAPI") was formed on November 17, 2004 as a Florida corporation. In November 2004, CBAPI issued 100 shares of its common stock to Cord Blood America, Inc. and became a wholly-owned subsidiary of CBA.

         When used herein the term "Company" refers to the combined business entity of CBA, CPI, CBAPS and CBAPI unless the context otherwise indicates.

BUSINESS OF ISSUER
------------------

INDUSTRY BACKGROUND

         STEM CELLS. The human body is comprised of many types of cells with individual characteristics and specific functions. Cells with a defined or specialized function are referred to as differentiated. Examples of differentiated cells include nerve cells, red blood cells and skin cells. Differentiated cells are replaced and renewed over time from a population of rare, undifferentiated cells known as stem cells. As stem cells grow and proliferate, they are capable of producing both additional stem cells as well as cells that have differentiated to perform a specific function. Stem cell differentiation is prompted by specific cell-to-cell interactions or other molecular signals. These signals trigger a change in the cell's genetic profile, causing specific genes to become active and others to become inactive. As a result, the cell develops specialized structures, features and functions representative of its differentiated cell type.

         There are many types of stem cells in the human body. These stem cells are found in different concentrations and in different locations in the body during a person's lifetime. Current thinking suggests that each organ and tissue in the body is founded, maintained and possibly rejuvenated to different degrees, on a more or less continual basis, by specific stem cell populations naturally present in the body. Types of stem cells include:

         Hematopoietic stem cells. Hematopoietic, or blood, stem cells reside in the bone marrow. They can also be found in an infant's umbilical cord as well as circulating in very small numbers in the blood. Hematopoietic stem cells generate all other blood and immune system cells in the body.

         Neural stem cells. Neural stem cells can be found in the brain and spinal cord and are capable of differentiating into nerve and brain tissue.

         Mesenchymal stem cells. Mesenchymal stem cells can be found in bone marrow and differentiate into bone, cartilage, fat, muscle, tendon and other connective tissues.

         Pancreatic islet stem cells. Pancreatic islet stem cells can be found in the pancreas and differentiate into specialized cells of the pancreas including cells that secrete insulin.

         The ability of a stem cell to differentiate into multiple types of cells of a certain tissue is referred to as pluripotency. For example, a hematopoietic stem cell has the ability to differentiate into many types of blood and immune system cells. However, stem cells of one tissue type may also generate specialized cells of another tissue type, a characteristic referred to as plasticity. For example, under specific conditions, hematopoietic stem cells have been shown to generate specialized cells of other systems, including neural, endocrine, skeletal, respiratory and cardiac systems. These characteristics make stem cells highly flexible and very useful for a number of applications, including the potential use as therapeutics.

         CELL THERAPY. Cell therapy is the use of live cells as therapeutic agents to treat disease. This therapy involves the introduction of cells to replace or initiate the production of other cells that are missing or damaged due to disease. Currently, the most common forms of cell therapy include blood and platelet transfusions and bone marrow transplants.

         Bone marrow transplantation is a medical procedure in which hematopoietic stem cells are introduced into the body in order to regenerate healthy, functioning bone marrow. In this procedure, stem cells are obtained from a donor through a surgical procedure to remove approximately one liter of bone marrow. The donated bone marrow, including any "captured" stem cells, is then transfused into the patient. Stem cells for transplantation may also be obtained from peripheral blood or umbilical cord blood donations. Sometimes the stem cells used in the procedure are obtained from the patient's own bone marrow or blood.

         Bone marrow transplantation has been successfully employed in the treatment of a variety of cancers and other serious diseases since the 1960s. According to the International Bone Marrow Transplant Registry, over 45,000 bone marrow and other hematopoietic (blood) stem cell transplant procedures were performed worldwide in 2002.

         The flexibility and plasticity of stem cells has led many researchers to believe that stem cells have tremendous promise in the treatment of diseases other than those currently addressed by stem cell procedures. Researchers have reported progress in the development of new therapies utilizing stem cells for the treatment of cancer, neurological, immunological, genetic, cardiac, pancreatic, liver and degenerative diseases.

UMBILICAL CORD BLOOD BANKING

         The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown.

         In the past decade, several public and private cord blood banks have been established to provide for the collection and preservation of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is preserved and made available for a fee (usually $10,000 to $20,000) to anyone who needs it in the future. We do not currently collect or store donated cord blood units. Private, or family, cord blood banks such as CPI, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is preserved and made available to the family in the event the family needs stem cells for a transplant. While stem cells have been successfully recovered from cord blood after at least fifteen years of storage in liquid nitrogen, these cells should theoretically be able to retain their usefulness at least as long as the normal life span of an individual.

SERVICES PROVIDED BY CPI

         Through our CPI subsidiary, we collect, test, process and preserve umbilical cord blood. Our customers are expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member.

         Private cord blood banking has been growing in acceptance by the medical community and has become increasingly popular with families. For an initial fee of $1,695 and an annual storage fee of $95 for each year thereafter, we provide the following services to each customer:

         Collection. We provide a kit that contains all of the materials necessary for collecting the newborn's umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

         Full-Time Physician and Customer Support. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary on the collection of the cord blood.

         Transportation. We manage all logistics for transporting the cord blood unit to our centralized facility immediately following birth. This procedure ensures chain-of-custody control during transportation for maximum security.

         Comprehensive Testing. At the laboratory, the cord blood unit sample is tested for stem cell concentration levels and blood type. The cord blood unit and the maternal blood sample are also tested for infectious diseases. We report these results to both the mother and her doctor.

         Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

         At present, all of our cord blood units are tested, processed and stored at, Bergen Community Regional Blood Center in Paramus, New Jersey.

BLOOD BANK SERVICE AGREEMENT

         Pursuant to our Service Agreement with Bergen Community Regional Blood Center, the blood center tests all cord blood received from CPI and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. The blood center is compensated for its services based upon the number of umbilical cord blood units stored with it by CPI each month.

         Our agreement with the blood center runs through June 30, 2012. However, our agreement may be terminated by either party on 90 days notice. Several other blood centers also provide the services currently provided to us by Bergen Community Regional Blood Center. If our agreement with Bergen Community Regional Blood Center were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

         We are responsible for securing the proper collection and transportation of the cord blood to Bergen Community Regional Blood Center. Bergen Community Regional Blood Center is responsible for the proper testing, processing and storage of the cord blood delivered to it. Upon request by customer or a customer's physician for release of stored cord blood or termination of our agreement, Bergen Community Regional Blood Center is not responsible for any cord blood once it is properly released to a courier or delivery service.

         Our agreement with Bergen Community Regional Blood Center requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount. Our agreement provides that each party will indemnify the other from its respective acts, errors or omissions in performing its respective obligations under the agreement.

PATENT LICENSE AGREEMENT

         PharmaStem Therapeutics, Inc. ("PharmaStem") holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past two years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits.

         In February 2004, PharmaStem commenced suit against CPI and certain of its competitors alleging infringement of its patents. Management of CPI determined to settle, rather than to litigate, this matter. As a result, PharmaStem and CPI entered into a Patent License Agreement in March 2004.

         Pursuant to the Patent License Agreement, CPI may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. CPI is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by CPI from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by CPI to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.

MARKETING

         The marketing of our services is based upon the education of our potential customers. Most people do not know about the medical benefits that stem cells can provide and, even when they do, they may not know that stem cells saved from the birth of their child could have significant value to their family. We attempt to inform and educate our potential customers as to these benefits.

         We utilize several methods to educate our potential customers. Primarily, we use our website (www.cordpartners.com), printed information kits and brochures to educate families about the benefits and costs of cord blood storage. We provide potential customers with access to basic information about stem cells and their current and potential uses in medical treatment. We also educate potential customers as to their options with regard to private storage, public donation and disposal of umbilical cord blood as well as various collection methods, transportation of samples, laboratory testing and preservation techniques. We provide potential customers with the option of having a one-on-one counseling session with a Cord Partners Preservation Counselor.

         We help potential customers find non-commercial resources to provide further information about stem cells and their uses in medical treatment and cord blood banks. The most referred sources include: The Parents Guide to Cord Blood (www.parentsguidecordblood.com), the National Institute of Health (www.nih.gov) and the National Marrow Donor Program (www.marrow.org).

         Our marketing campaigns are designed to capture as many qualified leads as possible so as to enable us to educate potential customers about their storage options. A marketing campaign is any promotion which is aimed at reaching numerous potential customers. This can be achieved through one or many advertising media. At present, our marketing focuses on the following: personal referrals, professional referrals, internet advertising, print advertising, radio advertising, television advertising, direct mail, baby fairs and public relations.

         We funnel our leads through a well-defined process which utilizes numerous methods for educating our potential clients, including direct mail, email and telephone consultations. To us, the most important aspect of our work is to try to teach expectant families what their umbilical cord blood preservation options may be. While we would like to convert all leads into customers, it is most important that each family is aware of the private and public storage options available to them so that they can make an informed decision.

         All of our marketing efforts are designed and implemented by our employees. Our website was designed and is maintained and hosted by Gecko Media, Inc. Stephen Weir, a director of the Company, is a founder, principal shareholder, director and officer of Gecko Media, Inc.

         Because of our internet presence, our marketing efforts are worldwide in scope. Nevertheless, virtually all of our customers reside in the United States.

COMPETITION

         Our competitors in the cord blood preservation industry include the approximately 20 other national private family cord blood banks in the United States, including Viacell, California Cryobank, Cbr Systems (Cord Blood Registry), Cryo-Cell International, CorCell, LifeBankUSA, and New England Cord

Blood Bank. These companies privately store umbilical cord blood on a fee basis. Some of our competitors, including Cryo-Cell and LifeBankUSA, charge a lower price for their products than we do. Other competitors such as Viacell and Cbr Systems may have greater financial resources than we do. There are also more than fifty public cord blood banks throughout the world, including the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank and Duesseldorf Cord Blood Bank. These competitors accept and store cord blood for little or no compensation, but charge a significant fee for the retrieval of the cord blood.

         Our ability to compete with other private family and public cord blood banks will depend on our ability to distinguish ourselves as a leading provider of quality cord blood banking services. We believe that three factors distinguish our services. First, unlike many of our larger competitors, we have entered into a Patent License Agreement with PharmaStem. This ensures our ability to continue to provide cord blood banking services to our customers. Second, unlike many of our competitors, our initial fee covers all services for the first year, including collection, transportation, testing, processing and preservation of the cord blood. Several of our competitors do not include all of these services in their initial fee. Finally, we provide individualized services to all of our customers. At the time of enrollment, each customer is assigned their own customer service representative, referred to as a "Cord Partner." The Cord Partner is available to their customers 24 hours per day, 7 days per week, via a toll free pager number. Each Cord Partner is trained not only to handle all customer inquires, but to communicate with labor and delivery staff in the event questions arise before, during or subsequent to delivery of the child.

GOVERNMENT REGULATION

         The cord blood banking service provided by CPI is subject to Food and Drug Administration ("FDA") regulations requiring infectious disease testing. CPI has registered with the FDA as a cord blood banking service, has listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products a well as proposed rules for donor suitability. Furthermore, the FDA may develop standards for these products.

         Consistent with industry practice, the CPI cord blood collection kits have not been cleared as a medical device. The FDA could at any time require us to obtain medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. The FDA could also require that we cease using the collection kit and require us to obtain medical device pre-market notification clearance or approval prior to further use of the kits.

         Of the states in which we provide cord blood banking services, only New Jersey and New York currently require that cord blood banks, such as our storage facility, be licensed. Our blood storage facility, Bergen Community Regional Blood Center, is currently licensed to operate in these two states. If other states adopt requirements for licensing of cord blood services, either our blood storage facility or we would have to obtain licenses to continue providing services in those states.

SERVICES PROVIDED BY CBA PROFESSIONAL SERVICES

         CBA Professional Services, Inc. is currently in the developmental stage. It is in the business of recruiting potential franchisees. The franchise model is a business to business sales model utilizing healthcare professionals to sell our services directly from their practices. The strategy is to earn revenues from both franchise fees and the business to business sales.

CBA PROPERTIES, INC.

         CBAPI intends to hold all of the trademarks of Cord Blood America and its subsidiaries. The trademarks were applied for in the fourth quarter of 2004

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         The Company is not currently reliant on one or a few major customers. Our customer base is made up of many different parents and parents to be.

EMPLOYEES

         At present, the Company employs fifteen full time employees and one part-time employee. The organization facilitates an exciting, growing and dynamic environment, which has assisted in the recruitment and retention of an exceptional staff. Our full time employees include our Chairman of the Board and Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer. We believe our relations with all of our employees are excellent.

REPORTS TO SECURITY HOLDERS

         The Company makes news releases, financial and other information available on it's Corporate website at www.cordblood-america.com. There is a direct link to all of the Company's Securities and Exchange Commissions filings via the EDGAR database on the Corporate website. The Company's annual reports on Form 10-KSB, quarterly reports on form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible from the link free of charge or by going directly to http://www.sec.gov/. The public may also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company's principal office is located at 9000 W. Sunset Boulevard, Suite 400, West Hollywood, California, 90069. The property is a suite of approximately 2,000 square feet. The property is leased from an unaffiliated third party for a period of five years ending September 30, 2009. The monthly lease payments are approximately $6000.

         The lease on the Company's previous principal office, 10941 Wilshire Blvd., Fourth Floor, Los Angeles, California, 90069, was terminated effective September 30, 2004.

         The Company maintains tenant fire and casualty insurance on its leased property in an amount deemed adequate by the Company.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         NONE

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

MARKET INFORMATION

         As of December 31, 2004 our shares of common stock had never traded on any securities exchange. Therefore, there is no market information to report as of December 31, 2004. On January 21, 2005, the Company's stock began trading on the OTC Bulletin Board under the symbol "CBAI.OB".

SHARES AVAILABLE FOR FUTURE RESALE

         As of December 31, 2004, options to purchase 1,750,000 shares of our common stock were outstanding. As of December 31, 2004, warrants to purchase 1,000,000 shares of our common stock were outstanding. As of December 31, 2004, 4,027,200 shares of our common stock are believed to be capable of being sold or transferred without registration under the Securities Act of 1933.

HOLDERS

         As of December 31, 2004, there were approximately 636 shareholders of record.

DIVIDENDS

         We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit the ability of us to pay cash dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends if and when declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the shareholders. Generally, we are not able to pay dividends if after payment of the dividends, we would be unable to pay our liabilities as they become due or if the value of our assets, after payment of the liabilities, is less than the aggregate of our liabilities and stated capital of all classes.

         We do not anticipate declaring or paying any cash dividends in the foreseeable future.

         On April 2, 2004, we declared and paid a two for one stock split, effected as a stock dividend, to all of our shareholders.

EQUITY COMPENSATION PLANS

         None of our securities were authorized for issuance pursuant to any equity compensation plan as of December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
-------

         In addition to the historical information contained herein, we make statements in this Annual Report on Form 10-KSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. We do not assume the obligation to update or revise any forward-looking statements.

         The acquisition of the Company's first subsidiary corporation, Cord Partners, Inc., occurred on March 31, 2004. Active operations of Cord Partners, Inc., commenced in January 2003. On November 12, 2004, the Company formed its second subsidiary corporation, CBA Professional Services, Inc., as well as its third subsidiary, CBA Properties, Inc.. On February 28, 2005, the Company acquired its fourth subsidiary corporation, Career Channel, Inc. d/b/a Rainmakers International. Rainmakers International commenced operations in March of 2001. Therefore, the Company only has a limited operating history.

PLAN OF OPERATION
-----------------

         Over the next twelve months, the Company plans to continue the organic growth of its subsidiary, Cord Partners, through continued improvement of internal processes, viral marketing, expanded internet marketing efforts and the addition of salespeople to facilitate increased prospective customer contact. CPI will also be concentrating efforts on building additional sales channels through Obstetrics and Gynecological practices and other healthcare professionals. The Company also intends to experience growth through mergers and/or acquisitions of other stem cell preservation companies. The Company is currently exploring several acquisition opportunities and will continue to do so throughout the next year.

         The Company also has plans to establish a network of franchisees through its subsidiary, CBA Professional Services. The franchise model will be based on the practices of CPI's external sales representatives whereby healthcare professionals are directly contacted to promote enrollment in one of CPI's healthcare professional programs.

         The Company will also be focusing on the operations of its recent acquisition, Rainmakers International. Rainmakers is a family advertising company specializing in television and radio advertising campaigns. The Company has dedicated additional resources to expand upon the successful model that Rainmakers has developed and will continue to allocate resources over the next twelve months. It is also management's goal to incorporate Rainmakers' expertise in the advertising arena to increase the brand awareness of CPI.

         The Company is currently in negotiations to acquire Family Marketing, Inc., an internet marketing and lead generation firm. It is management's intent for Family Marketing to compliment Rainmakers International by providing per inquiry advertising across all channels including the internet. Family Marketing will also handle all internet marketing for CPI to provide a more systematic and thorough approach to the current marketing efforts of CPI.

REVENUES AND COST OF SERVICES GENERALLY
---------------------------------------

         Through December 31, 2004, our revenues were derived from the sale of the following products and services: an umbilical cord blood collection kit, transport of collected cord blood to Bergen Community Regional Blood Center, the testing, processing and first year of storage of the cord blood at the Bergen Community Regional Blood Center and general physician and customer support. These products and services were bundled and sold at a fixed fee of $1,350 through February 28, 2004 and were increased to $1,595 on March 1, 2004. In addition, Cord Partners' clients who had received similar services in 2003 were billed for an annual storage fee of $95 per year. This maintenance fee will continue to be billed annually so long as the client chooses to store their cord blood. Beginning January 1, 2005, the initial service fee of $1,595 was increased to $1,695, while the annual maintenance fee remained at $95.

         The principal components of our cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for processing and storage services to Bergen Community Regional Blood Center, costs of transportation of the umbilical cord blood collection kit to the expectant family and costs of the transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of our cost of services is our royalty payments to PharmaStem and our payments for services to Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of 15% of all revenues generated from the collection and storage of cord blood. Bergen Community Regional Blood Center receives payments of $577.50 for each new collection and storage of cord blood and $50 per year for each storage of cord blood thereafter.

         As of February 28, 2005, a portion of the Company's revenues will also be derived from the sale of services by Career Channel, Inc. d/b/a Rainmakers International ("Rainmakers"). Rainmakers was acquired on February 28, 2005 and is in the business of advertising. Sources of revenue for Rainmakers include: procuring and placing internet advertising, procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising.

         Costs of services associated with the revenues of Rainmakers are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution or commercials produced; media venue fees for advertising procured; and/or media venue fees for sales leads generated via per inquiry advertising.

TWELVE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
-----------------------------------------------------------

         For the twelve months ended December 31, 2004, the Company had revenues of $751,850 and a net loss of $1,647,290, as compared to revenues of $281,175 and a net loss of $45,838 for the twelve months ended December 31, 2003. We believe that our sales will continue to increase as the result of our marketing efforts, the growth of our internal sales team and our efforts in exploring additional sales channels for our services. We also believe revenues will increase due to the acquisition of Rainmakers International, an advertising company, that took place on February 28, 2005. Rainmakers' unaudited revenues in 2004 were approximately $800,000. We believe the increase in revenue in 2004 is due in part to the execution of the following strategies. In 2004, we significantly expanded both our print and internet advertising campaigns which lead to increases in the number of prospective customer inquiries in our services. We consistently communicated with these prospective customers through direct mail and e-mail. Our consumer website and our consumer information guides were redesigned in 2004 to increase overall awareness of umbilical cord blood stem cell preservation as well as the Cord Partners brand. Prospective customer management productivity was also increased, by outsourcing both the production and fulfillment of the information guides. Due to the addition of two internal sales people in October 2004, we were able to contact an increased number of prospective clients and schedule more frequent follow-ups. We expanded our efforts by directly contacting OB/GYN's in the Southern California region to boost awareness of our services by both expectant families and their doctors. Additionally, we established relationships with three independent sales representatives in two markets, Miami and Raleigh-Durham. This enabled us to promote our services with OB/GYN's in areas outside of the Company's geographic location. In addition, we implemented a price increase for our products and services in March 2004. This price increase was intended to offset, at least in part, the increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem Therapeutics.

         For the twelve months ended December 31, 2004, the cost of our services was $597,348, as compared to $198,770 for the twelve months ended December 31, 2003. For the twelve months ended December 31, 2004, our gross profit was $154,502 and our gross profit percentage was 21%, as compared to gross profit of $82,405 and gross profit percentage of 29% for the comparable period of 2003. For the twelve months ended December 31, 2004, the cost of our services increased for two primary reasons. First, the number of families choosing to utilize our services increased over the comparable period in 2003 therefore, the associated costs increased. Second, the addition of royalties payable to PharmaStem under the Patent License Agreement totaled $121,848. This was a new cost in 2004.

         For the twelve months ended December 31, 2004, our administrative and selling expenses were $1,745,279, as compared to $128,243 for the twelve months ended December 31, 2003. Our administrative and selling expenses increased as a result of several factors. First, we scaled our internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $214,300 increase in web advertising expense during 2004. Second, we increased our print advertising by approximately $144,600 in 2004 by increasing the number of publications we advertised in as well as the frequency. The production of our marketing materials and associated postage and delivery expenses increased by approximately $182,500 in 2004 due to extensive distribution of consumer information guides, increased direct mailings and a rise in the dispersal of brochures to OB/GYN offices. Our expenses for development, maintenance and hosting of our websites increased by approximately $67,700 in 2004 per our Web Development and Maintenance Agreement with Gecko Media. In February 2004, we expanded our existing executive suite office space and by October 2004 we relocated to an even larger, traditional office space, which increased our rent, utility and associated relocation expenses by approximately $61,300. With the addition of six new employees in 2004, we incurred an increase in wage and payroll burden expense of $418,900. This contributed to the approximate $45,800 increase in other employee related expenses such as furniture lease expense, parking expense and office supplies expense. In July of 2004, we implemented a new accounting and CRM system, which contributed to $12,000 in software and consulting fee expenses. Our insurance expense increased in 2004 by approximately $56,800 as the result of additional coverage required by our Patent License Agreement with PharmaStem as well as the addition of a Directors and Officers policy. Travel expense increased by approximately $16,300. Professional fees increased by approximately $234,800 in 2004 as the result of the cost of going public, unforeseen litigation and consulting fees to establish a distributor program. We also incurred approximately $20,000 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. All of these expenses were new to the Company in 2004. We spent approximately $87,500 in fees for consulting our organization on how to raise capital in 2004. Finally, our interest expense increased by approximately $56,300 in 2004 due to the obligations of four loans entered into during the period.

         At December 31, 2004, we had current assets of $281,935 and current liabilities of $1,607,711, resulting in a working capital deficit of $1,325,776. At December 31, 2004, we had deferred revenue of $135,177, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At December 31, 2004, we had a working capital deficit of $1,325,776. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

         On December 31, 2004, the Company held accounts receivable (net of allowance for doubtful accounts) of $94,262. Accounts receivable are generally kept current through punctual collections efforts.

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

         On January 17, 2005, our wholly-owned subsidiary, CBA Professional Services, Inc. borrowed $100,000 from Joseph R. Vicente, a director of our company, on an unsecured basis. The loan is for a period of one year and bears interest at 6% per annum. Interest is payable on a monthly basis on the sixteenth day of each calendar month, commencing on February 16, 2005 and continuing each month thereafter through and including January 16, 2006. The entire principal amount of this Note, together with any and all unpaid interest accrued thereon, shall be finally due and payable on January 16, 2006.

         On March 8, 2005, CBA Professional Services repaid $95,000 of the $100,000 loan to Joseph R. Vicente. This was decided on due to the recruitment of franchisees by CBA Professional Services being put on hold, as management felt it would be beneficial to further test the franchise model before continuing with its recruitment efforts.

         On March 24, 2005, CPI sold $94,682 in future credit card receivables to a third party, AdvanceMe Inc., for the purchase price of $70,000. 17% of all Visa and MasterCard sales will be automatically deducted by AdvanceMe, Inc. until $94,682 is received.

         On March 22, 2005, Cord Blood America, Inc. entered into a Standby Equity Distribution Agreement with an unaffiliated party, Cornell Capital Partners, LP. The agreement states that Cord Blood America, Inc. (the "Company") shall issue and sell to Cornell Capital Partners, LP (the "Investor) from time to time as provided, and the Investor shall purchase from the Company up to Five Million U.S. Dollars ($5,000,000) of the Company's common stock, par value $0.0001 per share. Such investments will be made in reliance upon the provisions of Regulation D of the Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act"), and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments to be made hereunder.

         The Company may request, by written notice to the Investor, an advance in the amount requested by the Company, not to exceed $250,000 per advance. The request by the Company to the Investor shall also contain a requested advance date. The number of shares of Common Stock the Investor shall receive for each advance will be determined by dividing the amount of the advance by 98% of the lowest volume weighted average price of the Company's stock as quoted by Bloomberg, LP during the period, 5 consecutive trading days after the date the Company delivers notice to the Investor to advance the funds to the company.

         The total aggregate amount of all advances shall not exceed Five Million U.S. Dollars ($5,000,000). The length of the agreement shall not exceed twenty-four (24) months after the date on which the SEC first declares effective a Registration Statement registering the resale of the Registrable Securities as set forth in Section 7.2(a) of Exhibit 10.17.

         The Company intends to use advances of the Standby Equity Distribution Agreement to assist in the offset of our current cash flow difficulties. However, the Company must first file and the SEC must declare effective a Registration Statement registering the resale of the Registrable Securities as set forth in Section 7.2(a) of Exhibit 10.17, before an advance can be made. Without use of the advances, we believe we have sufficient operating capital through April of 2005. Also, if we fail for any reason to repay any of the above loans on a timely basis, then we may have to curtail our business sharply or cease operations altogether.

         A critical component of our operating plan that may have a substantial impact on our continued existence is our ability to obtain capital through additional equity and/or debt financing. We do not anticipate adequate positive internal operating cash flow until such time as we can generate substantially greater revenues than we are generating at present.

         Our near term cash requirements are anticipated to be offset through the receipt of funds through private placement offerings and additional equity and/or debt financing. Since inception, we have financed cash flow requirements through the issuance of common stock for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through common stock offerings and borrowings to the extent necessary to provide working capital. No assurance can be made that such financing will be available, and, if available, whether it will take the form of debt or equity. Should we secure such financing, such financing could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY.

         During the year ended December 31, 2003, we incurred a loss of $45,838, and during the twelve months ended December 31, 2004, we incurred a loss of $1,647,290. At December 31, 2004, we had a capital deficit of $1,291,646, and a working capital deficit of $1,325,776. We expect our operating expenses to increase as we experience growth. Our growth has required us to hire additional employees and move to larger office space. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our shareholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further sales and marketing activities, would be significantly limited.

OUR AVAILABLE CASH WILL PERMIT US TO OPERATE ONLY FOR A FEW MONTHS. WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         As of December 31, 2004, the Company had current assets of $281,935 and current liabilities of $1,607,711, resulting in a working capital deficit of $1,325,776. We believe that we have sufficient operating capital through April of 2005. There can be no assurance that sales will continue to increase or even maintain current levels. We will require additional capital to fund our operations. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain current operations for a short period of time. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

OUR FINANCIAL STATEMENTS ARE SUBJECT TO A "GOING CONCERN" QUALIFICATION.

         Our audited annual financial statements appearing in this filing have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving at least break-even cash flow from operations and selling equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

IF OUR UMBILICAL CORD BLOOD PROCESSING AND STORAGE SERVICES DO NOT ACHIEVE CONTINUED MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

         We anticipate that service fees from the processing and storage of umbilical cord blood will comprise a large portion of our revenues for the foreseeable future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners. The time and expense required to accomplish such education and awareness of our services and its potential benefits could adversely affect market acceptance. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to gain market acceptance of our services, we will not be able to generate enough revenue to achieve and maintain profitability.

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

A FAILURE IN THE PERFORMANCE OF OUR CRYOPRESERVATION STORAGE FACILITY OR SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         To the extent our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. We store all of our specimens at the Bergen Community Regional Blood Center in Paramus, New Jersey. Any failure, including network, software, hardware or equipment failure, that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Bergen Community Regional Blood Center facility, could result in litigation against us and reduced future revenue, which in turn could be harmful to our reputation. While our agreement with Bergen Community Regional Blood Center requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount, such insurance coverage may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any material disruption in our ability to maintain continued, uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

THE FDA COULD REQUIRE US TO OBTAIN APPROVAL OF OUR CORD BLOOD COLLECTION KITS.

         Consistent with industry practice, the CPI cord blood collection kits have not been cleared as a medical device. The FDA could at any time require us to obtain medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This could increase our costs and reduce our profitability. The FDA could also require that we cease using the collection kit and require us to obtain medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease to operate our business for some period of time.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS.

         Our success will depend, to a significant extent, upon our ability to enhance and expand the use and utility of our services so that they gain increased market acceptance. There can be no assurance that expectant parents will use our services or that our services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells obsolete and unmarketable. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide.

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

RISKS RELATED TO OUR STOCK

AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK MAY NOT BE SUSTAINED AND OUR COMMON STOCK MAY HAVE A VOLATILE PUBLIC TRADING PRICE.

         An active public market for our common stock may not be sustained. As a result, our investors may not be able to sell their shares quickly or at the market price if trading of our stock is not actively maintained. Therefore, the share price may be volatile.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT OUR STOCK PRICE AND LIMIT OUR ABILITY TO RAISE CAPITAL.

         We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 29,270,600 issued and outstanding shares of common stock of the Company, as of March 24, 2005 4,027,200 shares are believed to be capable of being sold or transferred without registration under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

         Our directors and executive officers beneficially own, in the aggregate, approximately 67.5% of our outstanding shares of common stock as of March 24, 2005. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. The impact of adopting FASB Statement No. 123R will only be known when new options are issued in the periods after the effetive date.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         There have been no changes in accountants. There have been no disagreements with our accountants on accounting and financial disclosure.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

(a)      Directors and Executive Officers

         The names, ages and positions of all of our current directors and executive officers are listed below, followed by a summary of their respective business experience during the past five years.

NAME                          AGE       POSITION
----------------------      -------     ---------------------------
Matthew L. Schissler          33        Chairman of the Board and
                                        Chief Executive Officer

Stephanie A. Schissler        32        Chief Operating Officer and
                                        President, Cord Partners

Sandra D. Smith               33        Chief Financial Officer

Noah Anderson                 25        Chief Technology Officer

Joseph R. Vicente             42        Director

Stephen Weir                  32        Director

         Matthew L. Schissler is one of the founders of CPI. He has served as Chairman of the Board and Chief Executive Officer of CPI since its inception in January 2003. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of Rainmakers International, Inc., an advertising agency which he founded. From 1994 through March 2001, Mr. Schissler held various management sales positions at TMP Worldwide, Inc., a personnel staffing company.

         Stephanie A. Schissler is one of the founders of CPI. She has served as President and Chief Operating Officer of CPI since its inception in January 2003. From September 2001 until December 2002, Mrs. Schissler was an account executive with Paychex Business Solutions, Inc., a payroll services company. From April 2001 through August 2001, she was a director of business development at Mills & Murphy Software Systems, Inc., a software developer and reseller. From February 1996 through December 2000, she held various sales and managerial positions with TMP Worldwide, Inc.

         Sandra D. Smith became the Chief Financial Officer as of June 1, 2004. From December 2002 until May 2004, she served as the Accounting System Administrator for Bisk Education, Inc.. From September 2000 to December 2002, she was a Financial Systems Consultant for Mills & Murphy Software Systems, Inc. From August 1998 to August 2000, she held an accounting management position and was a member of the Mergers and Acquisitions team for TMP Worldwide, Inc.

         Noah J. Anderson became the Chief Technology Officer as of June 1, 2004. From September 2003 to May 2004, Mr. Anderson was the President and founder of Assent Solutions an IT consulting firm. From March 2001 to August 2003 he was Director of Technology for Mills & Murphy Software Systems, Inc. From April 1998 to February 2001 he held title of Sr. Network Engineer for TMP Worldwide, Inc.

         Joseph R. Vicente is one of the founders of The Empower Network, Inc., a personnel staffing consulting company. Since September 2003, he has served as President and Chief Operating Officer of The Empower Network, Inc. From July 2002 through August 2003, Mr. Vicente served as a Vice President of Workplace Technology Ventures, Inc., a software developer. From 1993 through March 2002, Mr. Vicente held various management sales positions at TMP Worldwide, Inc.

         Stephen Weir is one of the founders of Gecko Media, Inc., a website development company. Since 2002, he has served as President of Gecko Media, Inc. Mr. Weir was also a founder of Global Interactive Network Systems, Inc., a network consulting company. From 1996 to 2002, Mr. Weir served as President of Global Interactive Network Systems, Inc.

(b)      Significant Employees

         The names, ages and positions of each employee who is not an executive officer but is expected to make a significant contribution to the business are listed below. A summary of their respective business experience during the past five years follows.

NAME                 AGE    POSITION
-----------------  -------  -------------------------------------
Laura Fitzpatrick    37     President, CBA Professional Services, Inc. and
                            Vice President of Sales, Cord Partners, Inc.

         Laura Fitzpatrick has served as Vice President of Sales for CPI since its formation. As of November 2004, Ms. Fitzpatrick became the President of CBA Professional Services, Inc. From May 2002 until January 2003, Ms. Fitzpatrick was Senior Vice President of the San Francisco, California office of Rainmakers International, Inc.. From February 1995 to April 2002, she held various management sales positions at TMP Worldwide, Inc..

TERMS OF OFFICE

         The Company's Amended and Restated Articles of Incorporation provide for three classes of directors, and further provide that directors elected to succeed those directors whose terms expire will be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause will be filled by a majority vote of the directors then in office. The directors so chosen will hold office for a term expiring at the annual meeting of shareholders at which the term of the class to which they have been elected expires. No decrease in the number of directors constituting the Board of Directors will shorten the term of any incumbent director. All directors hold office, subject to such staggered board provisions, until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.

         Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the annual meeting of shareholders. Officers hold office until the first meeting of directors following the next annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

FAMILY RELATIONSHIPS

         Matthew L. Schissler and Stephanie A. Schissler are married. There are no other family relationships among the directors or executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None of our officers, directors, promoters or control persons have been involved in the past five years in any of the following:

         (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

PART 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table presents compensation earned by our executive officers for the year ended December 31, 2004.

                                                                                              LONG-TERM COMPENSATION
                                                                                              ----------------------
                                            ANNUAL COMPENSATION                               AWARDS          PAYOUTS
                                            -------------------                               ------------------------
                                                                               RESTRICTED     SECURITIES      LTIP       ALL OTHER
                                                    BONUS    OTHER ANNUAL   STOCK AWARD(S)    UNDERLYING      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR  SALARY ($)  ($)   COMPENSATION ($)      ($)       OPTIONS/SARS (#)     ($)          ($)
                                   ----  ---------  -----  ---------------- -------------- ----------------   -------   ------------
Matthew L. Schissler               2004  125,000(1)   0           0               0           500,000            0            0
  Chairman of the Board and
  Chief Executive Officer
Stephanie A. Schissler             2004  125,000(2)   0           0               0           500,000            0            0
  Chief Operating Officer and
  President of Cord Partners, Inc.

NOTES TO TABLE:

         (1) $32,586 has been deferred at the election of the named officer.

         (2) $33,502 has been deferred at the election of the named officer.

The following table sets forth information concerning individual grants of stock options in 2004 to the Named Executive Officers:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                           NUMBER OF SECURITIES   % TOTAL OPTIONS/SARS     EXERCISE
                         UNDERLYING OPTIONS/SARS  GRANTED TO EMPLOYEES      OR BASE          EXPIRATION
       NAME                GRANTED (#) (2)         IN FISCAL YEAR (3)   PRICE ($/SH) (4)      DATE (5)
----------------------   -----------------------  --------------------  ----------------     ----------
Matthew L. Schissler            500,000                    33%                0.25            4/28/2014
Stephanie A. Schissler          500,000                    33%                0.25            4/28/2014
Laura Fitzpatrick               500,000                    33%                0.25            4/28/2014

Notes to Table:

         (1) The date of the grant of the Options was April 29, 2004.

         (2) The options vest at 25% per year over four years on the anniversary of the grant date.

         (3) The total number of options granted to our employees during 2004 was 1,500,000.

         (4) The exercise price of the Options is $.25 per share of Common
         Stock.

         (5) In no event may the Options be exercised, in whole or in part, after April 28, 2014.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         As of December 31, 2004, all Options were unexercised as the Company's stock was not publicly trading. The Company's stock began publicly trading on January 28, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         As of December 31, 2004, the Company had not yet implemented an official Long-Term Incentive Plan for the officers of the Company.

COMPENSATION OF DIRECTORS

         We have not yet implemented any standard arrangements for the compensation of directors of the Company. In April 2004, as recognition of their service, each of the Company's two non-management directors, Joseph R. Vicente and Stephen Weir, have each been granted options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. Such options may be exercised at any time after April 28, 2005. In addition, we reimburse Messrs. Vicente and Weir for their out-of-pocket expenses necessary to attend meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

         We have entered into five year employment agreements with our two executive officers, Matthew L. Schissler and Stephanie A. Schissler. Pursuant to our employment agreement with Mr. Schissler, Mr. Schissler serves as Chairman of the Board and Chief Executive Officer of the Company at an annual salary of

$125,000 through December 31, 2004. Mr. Schissler's annual salary increases to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. His salary is thereafter adjusted in accordance with changes in the cost of living index. Mr. Schissler is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mr. Schissler is subject to non-competition and confidentiality requirements.

         Pursuant to our employment agreement with Stephanie A. Schissler, Mrs. Schissler serves as President and Chief Operating Officer of the Company at an annual salary of $125,000 through December 31, 2004. Mrs. Schissler's annual salary increases to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. Her salary is thereafter adjusted in accordance with changes in the cost of living index. Mrs. Schissler is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. Mrs. Schissler is subject to non-competition and confidentiality requirements.

         The Company has entered into a one-year employment agreement with the vice president of the Company ("VP"). Pursuant to the agreement, the VP receives an annual salary of $80,000 through April 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding shares of common stock:

NAME AND ADDRESS OF          AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER (1)     BENEFICIAL OWNERSHIP (2)(3)    OF CLASS (4)
----------------------   ---------------------------    ------------
Matthew L. Schissler            11,706,000                  40.0%

Stephanie A. Schissler           8,050,000                  27.5%


(1) The address for each of the persons listed above is c/o CBA, 9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069.

(2)      These shares are directly owned by each listed shareholder.

(3) After giving effect to a two for one stock split effected as a stock dividend effective as of April 2, 2004.

(4) The percentage is based upon 29,270,600 shares of issued and outstanding common stock and immediately exercisable warrants to purchase 1,000,000 shares of common stock as of March 24, 2005. In no event may the Options be exercised, in whole or in part, after April 28, 2014.

         The following information relates to the shares of common stock beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

NAME AND ADDRESS OF                  AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER (1)             BENEFICIAL OWNERSHIP (2)(3)    OF CLASS (4)
----------------------          ---------------------------    ------------
Matthew L. Schissler                      11,706,000               40.0

Stephanie A. Schissler                     8,050,000               27.5

Joseph R. Vicente                                  0                  0

Stephen Weir                                  20,000                 (5)

All directors and executive
officers as a group (4 persons)           19,776,000               67.5


(1) The address for each of the persons listed above is c/o CBA, 9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069.

(2)      These shares are directly owned by each listed shareholder.

(3) After giving effect to a two for one stock split effected as a stock dividend effective as of April 2, 2004.

(4) The percentage is based upon 29,270,600 shares of issued and outstanding common stock and immediately exercisable warrants to purchase 1,000,000 shares of common stock as of March 24, 2005. In no event may the Options be exercised, in whole or in part, after April 28, 2014.

(5)      Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         During the past two years, the Company has entered into two transactions with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with a member of the immediate family of any of the foregoing named persons or entities, as follows:

         On January 17, 2005, our wholly-owned subsidiary, CBA Professional Services, Inc. borrowed $100,000 from Joseph R. Vicente, a director of our company, on an unsecured basis. CBAPS guaranteed the loan. The loan is for a period of one year and bears interest at 6% per annum. Interest is payable on a monthly basis.

         In March of 2004, CPI became a party to a Web Development and Maintenance Agreement with Gecko Media, Inc. Stephen Weir, a director of the Company, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Pursuant to the Web Development and Maintenance Agreement, we pay to Gecko Media, Inc. the amount of $5,000 per month for March through May 2004, and the amount of $10,000 per month for June 2004 through March 2006, for development, maintenance and hosting of our website. In addition, we have granted to Gecko Media, Inc. options to purchase 150,000 shares of our common stock at $.25 per share. If Gecko Media, Inc. performs its obligations under the Web Development and Maintenance Agreement, then in March 2005, we will be obligated to issue to Gecko Media, Inc. options to purchase an additional 150,000 shares of our common stock at $1.00 per share.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits
                  --------

         The following exhibits are filed as part of this Form 10-KSB.

Exhibit
Number   Description
-------  -----------

3.0      Amended and Restated Articles of Incorporation of Cord Blood America,
         Inc. (1)

3.1      Amended and Restated Bylaws of Cord Blood America, Inc. (1)

2.0      Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

10.0 Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1 Service Agreement dated as of February 15, 2004 by and between Bergen Community Regional Blood Center and Cord Partners, Inc. (2)

10.2 Web Development and Maintenance Agreement dated March 18, 2004 by and between Gecko Media, Inc. and Cord Partners, Inc. (1)

10.3 Employment Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler (1)

10.4 Employment Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephanie A. Schissler (1)

10.5 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler (1)

10.6 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephanie A. Schissler (1)

10.7 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Joseph R. Vicente (1)

10.8 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Stephen Weir (1)

10.9 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc. (1)

10.10 License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC (2)

10.11 Purchase and Sale of Future Receivables Agreement between AdvanceMe, Inc. and Cord Partners, Inc. (2)

10.12 Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey (2)

10.13 Loan Agreement Dated September 17, 2004 by and between Cord Blood America, Inc. and Thomas R. Walkey (3)

10.14 Lease Agreement by and between Cord Partners, Inc. and Nine Thousand Sunset, LLC (2)

10.15 Promissory Note dated January 17, 2005 made by CBA Professional Services, Inc. to the order of Joseph R. Vicente (4)

10.16 Exchange Agreement dated February 28, 2005 by and between Cord Blood America, Inc. and Career Channel, Inc. (5)

10.17 Standby Equity Distribution Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (9)

10.18 Placement Agent Agreement dated March 22, 2005 between Newbridge Securities Corporation, Cornell Capital Partners, LP and Cord Blood America, Inc. (9)

10.19 Registration Rights Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (9)

10.20 Escrow Agreement dated March 22, 2004 between Cord Blood America, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (9)

21.0     Subsidiaries of the small business issuer

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

32.1 Certification of Cord Blood America, Inc. Chief Financial Officer, Sandra D. Smith, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Press Release dated March 2, 2005 (6)

99.2     Press Release dated March 10, 2005 (7)

99.3     Press Release dated March 15, 2005 (8)

99.4     Press Release dated March 28, 2005 (9)


(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2) Filed as an exhibit to Amendment Number 1 to Registration Statement on Form 10-SB filed on August 23, 2004.

(3) Filed as an exhibit to Amendment Number 2 to Registration Statement on Form 10-SB filed on October 6, 2004.

(4)      Filed as an exhibit to Current Report on Form 8-K filed on January 17,
         2005.

(5)      Filed as an exhibit to Current Report on Form 8-K filed on March 1,
         2005.

(6)      Filed as an exhibit to Current Report on Form 8-K filed on March 2,
         2005.

(7)      Filed as an exhibit to Current Report on Form 8-K filed on March 11,
         2005.

(8)      Filed as an exhibit to Current Report on Form 8-K filed on March 15,
         2005.

(9)      Filed as an exhibit to Current Report on Form 8-K filed on March 28,
         2005.

         (b)      Reports on Form 8-K.

         Current Report on Form 8-K, dated October 22, 2004, reporting Item 2, relating to the execution of the third loan agreement with an unaffiliated party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         The following table sets forth the aggregate fees billed to us by our principal accountant, Tedder, James, Worden and Associates, P.A., for the periods indicated.

                                              FOR THE YEAR ENDED
                                                  DECEMBER 31,
                                         --------------------------------
                                            2003                  2004
                                         ----------            ----------
Audit Fees                               $   29,400            $   40,000
Audit-Related Fees                       $   13,144            $        0
Tax Fees                                 $        0            $        0
All Other Fees                           $        0            $        0
                                         ----------            ----------
   Total audit and non-audit fees        $   42,544            $   40,000
                                         ==========            ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORD BLOOD AMERICA, INC.




Date:    April 5, 2005                By:  /s/ Matthew L. Schissler
                                           ------------------------------------
                                           Matthew L. Schissler,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/Sandra D. Smith
                                           ------------------------------------
                                           Sandra D. Smith,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                         DATE
------------------------     -------------------------          --------------

/s/ Matthew L. Schissler     Chairman of the Board and          April 5, 2005
------------------------     Chief Executive Officer
Matthew L. Schissler

/s/ Joseph Vicente           Director                           April 5, 2005
------------------
Joseph Vicente

/s/ Stephen Weir             Director                           April 5, 2005
----------------
Stephen Weir

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


                                Table of Contents
                                -----------------

Report of Independent Registered Certified Public Accounting Firm ............1


Financial Statements:

       Consolidated Balance Sheet ............................................2

       Consolidated Statements of Operations .................................3

       Consolidated Statements of Changes in Capital Deficit .................4

       Consolidated Statements of Cash Flows .................................5


Notes to Consolidated Financial Statements ...................................7

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

To the Board of Directors and Stockholders of Cord Blood America, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in capital deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As Discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has suffered negative cash flows from operating activities. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these mattes are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden and Associates, P.A.

Orlando, Florida
March 18, 2005, except for Note 15 as to which the date is March 24, 2005.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2004

                                     ASSETS
                                     ------
Current assets:
     Cash                                                           $   112,673
     Certificates of deposit                                             75,000
     Accounts receivable, net of allowance for
         doubtful accounts of $13,516                                    94,262
                                                                    -----------
             Total current assets                                       281,935

Property and equipment, net                                              16,227
Deposit                                                                  20,000
Other assets                                                              2,062
                                                                    -----------
             Total assets                                           $   320,224
                                                                    ===========

                         LIABILITIES AND CAPITAL DEFICIT
                         -------------------------------
Current liabilities:
     Accounts payable                                               $   361,161
     Accrued expenses                                                   155,553
     Deferred revenue                                                   135,177
     Due to related party                                                15,215
     Capital lease obligations, current portion                           3,630
     Notes payable                                                      936,975
                                                                    -----------
             Total current liabilities                                1,607,711

Capital lease obligations, net of current portion                         4,159
                                                                    -----------
             Total liabilities                                        1,611,870

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 25,429,600 shares issued and outstanding             2,543
     Additional paid-in capital                                         398,939
     Accumulated deficit                                             (1,693,128)
                                                                    -----------
             Total capital deficit                                   (1,291,646)
                                                                    -----------
             Total liabilities and capital deficit                  $   320,224
                                                                    ===========

See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the years ended December 31, 2004 and 2003

                                                     2004              2003
                                                 ------------      ------------
Revenues                                         $    751,850           281,175

Cost of revenues                                     (597,348)         (198,770)
                                                 ------------      ------------
         Gross profit                                 154,502            82,405

Selling, general and administrative expenses        1,745,279           128,243
                                                 ------------      ------------
         Loss from operations                      (1,590,777)          (45,838)

Interest expense                                      (56,513)               --
                                                 ------------      ------------
         Net loss before income taxes              (1,647,290)          (45,838)

Income taxes                                               --                --
                                                 ------------      ------------
         Net loss                                $ (1,647,290)          (45,838)
                                                 ============      ============
Basic and diluted loss per share                 $      (0.07)            (2.78)
                                                 ============      ============
Weighted average common shares outstanding         24,933,182            16,500
                                                 ============      ============





See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT

                 For the years ended December 31, 2004 and 2003

                                                       COMMON STOCK              ADDITIONAL
                                               ----------------------------       PAID-IN       ACCUMULATED
                                                 SHARES            AMOUNT         CAPITAL         DEFICIT           TOTAL
                                               ----------        ----------      ----------      ----------      ----------
Shares issued at inception                         16,500        $       83              --              --              83

Contributions                                          --                --           5,354              --           5,354

Net loss                                               --                --              --         (45,838)        (45,838)
                                               ----------        ----------      ----------      ----------      ----------

Balances at December 31, 2003                      16,500                83           5,354         (45,838)        (40,401)

Sale of common stock                                2,290           185,000              --              --         185,000

Stock issued for services                           2,000            10,000              --              --          10,000

Recapitalization of Cord Partners, Inc.        24,996,410          (192,581)        192,581              --              --

Stock issued for services                          20,000                 2           4,998              --           5,000

Sale of common stock                              392,400                39          98,061              --          98,100

Issuance of stock options for services                 --                --          13,912              --          13,912

Issuance of debt with detachable warrants              --                --          84,033              --          84,033

Net loss                                               --                --              --      (1,647,290)     (1,647,290)
                                               ----------        ----------      ----------      ----------      ----------
Balances at December 31, 2004                  25,429,600        $    2,543         398,939      (1,693,128)     (1,291,646)
                                               ==========        ==========      ==========      ==========      ==========

See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2004 and 2003

                                                                  2004             2003
                                                              -----------      -----------
Cash flows from operating activities:
    Net loss                                                  $(1,647,290)         (45,838)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock and stock options for services          28,912               --
         Provision for uncollectible accounts                      11,605            1,910
         Depreciation and amortization                             22,414               --
         Changes in operating assets and liabilities:
           Accounts receivable                                    (95,812)         (11,965)
           Deposits                                               (20,000)              --
           Other assets                                            (2,062)              --
           Accounts payable                                       325,040           36,121
           Accrued expenses                                       155,553               --
           Deferred revenue                                       115,643           19,534
           Due to related party                                    15,215               --
                                                              -----------      -----------
             Net cash used in operating activities             (1,090,782)            (238)

Cash flows from investing activities:
    Purchase of property and equipment                             (9,658)              --
    Purchase of certificates of deposit                           (75,000)              --
                                                              -----------      -----------
             Net cash used in investing activities                (84,658)              --

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                 1,021,000               --
    Payments of notes payable                                     (21,000)              --
    Payments on capital lease obligations                            (186)              --
    Proceeds from advance from officer                                 --            5,000
    Payments on advance from officer                               (5,000)              --
    Proceeds from issuance of common stock                        283,100               83
    Contributions                                                      --            5,354
                                                              -----------      -----------
             Net cash provided by financing activities          1,277,914           10,437
                                                              -----------      -----------
             Net increase in cash                                 102,474           10,199

Cash, at beginning of year                                         10,199               --
                                                              -----------      -----------
Cash, at end of year                                          $   112,673           10,199
                                                              ===========      ===========

See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                 For the years ended December 31, 2004 and 2003

                                                            2004        2003
                                                          --------     ------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                $  8,005         --
                                                          ========     ======

    Cash paid for income taxes                            $     --         --
                                                          ========     ======

Supplemental disclosures of non-cash investing and
    financing activities:
      Discount on notes payable issued
         with detachable warrants                         $ 84,033         --
                                                          ========     ======

      Acquisition of computer equipment under capital
         lease obligations                                $  7,975         --
                                                          ========     ======

See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND DESCRIPTION OF BUSINESS

              Cord Blood America, Inc., formerly D&A Lending, Inc., (the "Company") was incorporated in the State of Florida on October 12, 1999. The Company is in the business of collecting, processing, and cryogenically storing umbilical cord blood. The Company's headquarters are located in Los Angeles, California.

              Effective March 31, 2004, the Company entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Cord Partners, Inc. ("Cord") where the Company issued 20,790,000 shares, for all of the outstanding stock of Cord. As a result of the Agreement, the shareholders of Cord owned approximately 83% of the outstanding shares of the Company, and Cord has been deemed the accounting acquirer (a reverse acquisition in which Cord is considered the acquirer for accounting purposes). Accordingly, the historical financial information presented for the periods prior to March 31, 2004 is that of Cord, which was incorporated on January 1, 2003. The results of operations of the Company have been included with the results of operations of Cord in the accompanying consolidated financial statements from the date of acquisition. As a result of this reverse acquisition, there were no assets acquired or liabilities assumed.

              The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. See Note 2 to the financial statements for a discussion of management's plans and intentions.

       (b)    BASIS OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cord, CBA Professional Services, Inc. ("Services"), and CBA Properties, Inc. ("Properties"). Significant inter-company balances and transactions have been eliminated upon consolidation.

       (c)    CERTIFICATES OF DEPOSIT

              The company holds certificates of deposit with original maturities of nine months. The certificates of deposit mature in September 2005.

       (d)    ACCOUNTS RECEIVABLE

              Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred while major replacement and improvements are capitalized as additions to the related assets. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the related asset and accumulated depreciation accounts with any gain or loss credited or charged to income upon disposition.

       (f)    DEFERRED REVENUE

              Deferred revenue consists of payments for enrollment in the program and processing and storage of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

       (g)    REVENUE RECOGNITION

              The Company provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force Issues ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. The Company elected early adoption of EITF 00-21.

              The Company recognizes revenue from processing fees upon the completion of processing and storage fees ratably over the contractual storage period. Enrollment fees are deferred and recognized once the processing of the umbilical cord blood is complete.

       (h)    COST OF SERVICES

              Costs are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the labs processing fees and royalties. The Company expenses these costs in the period incurred and do not defer any costs of sales.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (i)    ADVERTISING

              Advertising costs are expensed when incurred. Advertising expense totaled approximately $600,000 and $69,000 for the years ended December 31, 2004 and 2003.

       (j)    INCOME TAXES

              The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (k)    ACCOUNTING FOR STOCK COMPENSATION PLAN

              The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards for the years ended December 31:

                                                                        2004          2003
                                                                    -----------     ---------
              Net loss, as reported                                 $(1,647,290)      (45,838)
              Add: stock-based employee compensation
                expense included in reported net loss
                net of related tax effects                                   --            --
              Deduct: total stock-based employee compensation
                expense determined under the fair value method
                for all awards, net of related tax effects              (27,823)           --
                                                                    -----------     ---------
                       Pro forma net loss                           $(1,675,113)      (45,838)
                                                                    ===========     =========

              Basic and diluted loss per common share, as
                reported                                            $     (0.07)        (2.78)
                                                                    ===========     =========

              Basic and diluted loss per common share, pro forma    $     (0.07)        (2.78)
                                                                    ===========     =========

       (l)    NET LOSS PER SHARE

              Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 24,933,182 and 16,500 for the years ended December 31, 2004 and 2003, respectively. The Company has 1,750,000 and -0-outstanding options to acquire common stock at December 31, 2004 and 2003, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (m)    CONCENTRATIONS OF RISK

              Relationships and agreements which potentially expose the Company to concentrations of credit risk consist of the Company's use of one source for the processing and storage of all umbilical cord blood, one source for its collection kits, and one source for the development and maintenance of a website. The Company believes alternative sources are available for each of these concentrations.

       (n)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       (o)    NEW ACCOUNTING PRONOUNCEMENTS

              In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. The impact of adopting FASB Statement No. 123R will only be known when new options are issued in the periods after the effective date.

(2)    MANAGEMENT'S PLANS AND INTENTIONS

       The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $1,693,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $1,091,000 and has a working capital deficit of approximately $1,326,000 as of December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock and by issuing debt to fund its working capital needs. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business. In addition, the Company is exploring alternate ways of generating revenues through franchising its existing business model and acquiring other businesses intended to diversify its revenue streams. The ongoing execution of the Company's business plan is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)    MANAGEMENT'S PLANS AND INTENTIONS, CONTINUED

       In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31, 2004:

                                                ESTIMATED
                                                USEFUL LIVEs      2004
                                                ------------    --------
              Furniture and fixtures             5 years        $  5,367
              Computer equipment                 3 years          12,266
                                                                --------
                                                                  17,633
              Less accumulated depreciation                       (1,406)
                                                                --------
                                                                $ 16,227
                                                                ========

       For the year ended December 31, 2004 depreciation expenses totaled $1,406. There was no depreciation expense for the year ended December 31, 2003.

(4)    ACCRUED EXPENSES

       The components of accrued expenses at December 31, 2004 are summarized as follows:

                                                  2004
                                                --------
              Accrued salaries and benefits     $117,230
              Accrued interest                    27,500
              Other                               10,823
                                                --------
                                                $155,553
                                                ========

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    CAPITAL LEASE OBLIGATIONS

       During 2004, the Company entered into capital leases for computer equipment. The capital leases expire at various dates in 2007. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At December 31, 2004, these leased assets are included in property and equipment as computer equipment amounting to $7,975.

       Accumulated amortization and amortization expense amounted to $620 as of and for the year ended December 31, 2004. Amortization expense is included as a component of depreciation expense.

       As of December 31, 2004, future minimum lease payments under capital lease obligations are as follows:

                     YEAR ENDED DECEMBER 31,
              -------------------------------------------------
                              2005                                  $ 3,630
                              2006                                    3,630
                              2007                                    3,120
                                                                    -------
              Total minimum lease payments                           10,380

              Less amounts representing interest                     (2,591)
                                                                    -------
                                                                      7,789
              Less current portion of capital lease obligations      (3,630)
                                                                    -------
                                                                    $ 4,159
                                                                    =======

(6)    NOTES PAYABLE

       In August 2004, the Company entered into the first of three unsecured promissory notes (the "First Note") for $500,000 bearing interest at 8% per annum. In September 2004, the Company entered into the second of three promissory notes (the "Second Note") for $250,000 bearing interest at 10% per annum to the same party. In October 2004, the company entered into the last of three promissory notes (the "Third Note") for $250,000 bearing interest at 10% to the same party.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)    NOTES PAYABLE, CONTINUED

       The First Note requires monthly payments of interest and principal commencing in February 2005. The Second Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note or February 2005. The Third Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note and the Second Note or February 2005. Payments on all three notes are calculated as 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediately preceding calendar month. Payments are applied to the First Note, until paid in full, then to the Second Note, until paid in full, and then to the Third Note. The entire principal of the First Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on August 15, 2005. The entire principal of the Second Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on September 15, 2005. The entire principal of the Third Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on October 15, 2005. The principal amount of these promissory notes and any interest accrued thereon may be prepaid in whole or in part at any time prior to maturity without premium or penalty of any kind. There were no principal payments made on these notes during 2004.

       The Second Note and the Third Note each contained detachable warrants to purchase 500,000 shares (1,000,000 in total) of common stock at an exercise price of $.1875 per share and can be exercised at any time prior to September 2009. The estimated relative fair value of the warrants of approximately $84,000 was recorded as a debt discount and is being amortized to interest expense over the terms of the Second Note and the Third Note.

       As of December 31, 2004, approximately $27,500 of interest has been incurred on these notes and is included in accrued expenses in the accompanying balance sheet.

(7)    COMMITMENTS AND CONTINGENCIES

       AGREEMENTS

       The Company is operating under an agreement with a not-for-profit company to test and store all umbilical cord blood samples collected. The agreement has a 10-year term, beginning June 30, 2002, and can be terminated by either party giving a 90-day notice. If the agreement is not terminated within 120-days of the end of the initial term, the agreement will renew on an annual basis for successive one-year terms.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    COMMITMENTS AND CONTINGENCIES, CONTINUED

       AGREEMENTS, CONTINUED

       In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in the year 2010. During the year ended December 31, 2004, the Company incurred approximately $121,800 in royalties relating to the Patent License Agreement of which approximately $48,600 is included in accounts payable at December 31, 2004.

       In February 2004, the Company entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from the Company can be financed through an unrelated finance company. The Company paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the year ended December 31, 2004 the Company sold approximately $32,900 in receivables, of which approximately $4,600 is held for default by the financing company which is included in accounts receivable. The receivables will be released to the Company one year from the date the receivable is initially sold. During the year ended December 31, 2004, the Company incurred approximately $3,600 in discounts relating to the sale of these receivables.

       OPERATING LEASE

       In 2004, the Company entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2004, are as follows:

                     2005                 $  75,807
                     2006                    77,975
                     2007                    78,433
                     2008                    78,957
                     2009                    53,680
                                          ---------
                                          $ 364,852
                                          =========

       The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of approximately $4,400, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $49,000 and $5,300 for the years ended December 31, 2004 and 2003, respectively.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    COMMITMENTS AND CONTINGENCIES, CONTINUED

       LITIGATION

       The Company is party to a legal action arising in the ordinary course of its business. While the results of this matter cannot be predicted with certainty, management believes that the final outcome of the action will not have a material adverse effect on the Company's financial position.

       EMPLOYMENT AGREEMENTS

       The Company has entered into five-year employment agreements with two executive officers, the Chairman of the Board and Chief Executive Officer ("CEO") and the President and Chief Operating Officer ("COO"). Pursuant to an employment agreement, the CEO of the Company receives an annual salary of $125,000 through December 31, 2004. The annual salary increases to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. The annual salary is thereafter adjusted in accordance with changes in the cost of living index. The CEO is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. The employment agreement is subject to non-competition and confidentiality requirements.

       Pursuant to an employment agreement, the COO of the Company receives an annual salary of $125,000 through December 31, 2004. The annual salary increases to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. The annual salary is thereafter adjusted in accordance with changes in the cost of living index. The COO is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. The employment agreement is subject to non-competition and confidentiality requirements. The Company has entered into a one-year employment agreement with the Vice President ("VP"). Pursuant to the agreement, the VP of the Company receives an annual salary of $80,000 through April 2005.

       The Company has entered into a one-year employment agreement with the vice president of the Company ("VP"). Pursuant to the agreement, the VP receives an annual salary of $80,000 through April 2005.

(8)    INCOME TAXES

       For the year ended December 31, 2004, the Company incurred no current or deferred income tax expense.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    INCOME TAXES, CONTINUED

       The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2004 were as follows:

            Deferred tax assets:
              Accrued officer compensation                      $  18,000
              Net operating loss carry forward                    487,000
              Allowance for bad debts                               5,000
              Debt issue costs                                     24,000
                                                                ---------

                       Gross deferred tax assets                  534,000

            Less valuation allowance                             (532,000)
                                                                ---------
                       Net deferred tax assets                      2,000

            Deferred tax liabilities:
              Property and equipment, principally due to
              differences in depreciation                          (2,000)
                                                                ---------
                       Net deferred tax                         $      --
                                                                =========

       At December 31, 2004, the Company had net operating loss carry forwards of approximately $1,222,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2024.

(9)    SALES CONTRACTS

       The Company has sales contracts totaling approximately $81,200 and $27,400 as of December 31, 2004 and 2003, respectively, relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's revenue recognition policy, these sales contracts are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as revenue and deferred revenue as the umbilical cord blood is processed and stored.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)   RELATED PARTY TRANSACTIONS AND COMMITMENTS

       In January 2003, the Company entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of Cord Blood America, Inc. The Web Agreement stipulates the Company does not own the website; however, the Company maintains a license to utilize the site as long as the Web Agreement is in effect. The Web Agreement calls for commissions to be paid on sales and requests for information resulting in a sale generated through the website. The Web Agreement has an initial 3-year term and renews automatically for additional 3-year periods unless either party provides written notice at least 30 days prior to the end of the term.

       In March 2004, the Company cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $.25 per share followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share (see Note 11). The new Web Agreement expired in March 2005. The Company continues to operate under the terms of this new Web Agreement.

       During 2004 and 2003, the Company paid approximately $60,800 and $20,600, respectively, relating to both web development agreements. At December 31, 2004, the Company owed approximately $15,200 relating to these web development agreements which is included in due to related party in the accompanying balance sheet.

       During 2003, an officer of the company contributed $5,354 to the Company to provide working capital.

       In December 2003, the Company received $5,000 as a short term, non-interest bearing advance from an officer of the Company. This advance was repaid during 2004.

(11)   STOCK OPTION AGREEMENTS

       During 2004, the Company entered into a series of stock option agreements with directors and certain employees of the Company. The agreements call for the issuance of a total of 1,600,000 options which vest over a 4-year period at an exercise price of $.25 per share.

       During 2004, the Company entered into a stock option agreement in connection with a Web Development Agreement (see Note 10). The agreement calls for the issuance of 150,000 options which vest over a 4-year period at an exercise price of $.25 per share. In connection with these options issued, the Company recognized an expense of approximately $13,900, which is included in the accompanying financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   STOCK OPTION AGREEMENTS, CONTINUED

       The following table summarizes stock option activity for the year ended December 31, 2004. No stock options were outstanding during the year ended December 31, 2003.

                                                                    WEIGHTED
                                                                    AVERAGE
                                                   SHARES UNDER  EXERCISE PRICE
                                                      OPTION        PER SHARE
                                                    ---------       --------
            Outstanding at December 31, 2003               --       $     --
            Granted                                 1,750,000           0.25
            Exercised                                      --             --
            Expired/forfeited                              --             --
                                                    ---------       --------
            Outstanding at December 31, 2004        1,750,000       $   0.25
                                                    =========       ========

       The weighted average fair value at the date of grant for the options granted during the year ended December 31, 2004 was approximately $.09 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

            Risk free interest rate                                  4.69%
            Expected life                                           10 years
            Dividend yield                                              0%


       The following table summarizes the stock options outstanding and exercisable at December 31, 2004:

                        OUTSTANDING                                            EXERCISABLE
---------------------------------------------------------------       -----------------------------
                                  WEIGHTED
                                  AVERAGE             WEIGHTED                            WEIGHTED
                                 REMAINING            AVERAGE                             AVERAGE
  EXERCISE       NUMBER OF      CONTRACTUAL           EXERCISE         NUMBER OF          EXERCISE
   PRICE          OPTIONS          LIFE                PRICE            OPTIONS            PRICE
-----------    ----------       ----------          -----------       -----------       -----------
                                  9 years,
$      0.25     1,750,000         3 months          $      0.25                --       $      0.25
===========    ==========       ==========          ===========       ===========       ===========

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)   PREFERRED STOCK

       At inception, the Company had 5,000,000 shares of preferred stock authorized. In March 2004, the board of directors of the Company amended their articles of incorporation to establish a $.0001 par value for the preferred stock. No preferred stock has been issued.

(13)   COMMON STOCK

       At inception, the Company had 50,000,000 shares of non-par common stock authorized.

       In January 2004, the Company issued 2,000 shares of common stock for professional services. The services were valued at $10,000.

       In March 2004, the Company sold 2,290 shares of common stock for $185,000.

       In March 2004, the board of directors of the Company amended their articles of incorporation to authorize 100,000,000 shares of $.0001 par value common stock.

       Effective March 31, 2004, the Company entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Cord where the Company issued 20,790,000 shares, for all of the outstanding stock of Cord.

       In April 2004, the board of directors of the Company declared and paid a two for one stock split, affected as a stock dividend to its shareholders. Amounts in the accompanying financial statements have been retroactively changed to reflect this stock split.

       In April 2004, the Company issued 20,000 shares of common stock to former employees of Cord in connection with the termination of employment agreements. The stock was valued at $5,000, was charged to income in the three month period ended June 30, 2004 and is included in selling, general, and administrative expenses.

       In June 2004, the Company sold 280,000 shares of common stock through a private placement at $.25 per share for $70,000.

       In December 2004, the Company sold 112,400 shares of common stock through a private placement at $.25 per share for $28,100.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)   SEGMENT REPORTING

       SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

       The Company has one operating segment. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The following table represents net revenues generated from our one operating segment for the years ended December 31, 2004 and 2003:

                                            2004            2003
                                          --------        --------
            Enrollment fees               $218,830          87,630
            Storage and other fees          32,508          11,490
            Processing fees                500,512         182,055
                                          --------        --------
                                          $751,850         281,175
                                          ========        ========

(15)   SUBSEQUENT EVENTS

       SALES OF EQUITY SECURITIES

       In January 2005, the company sold 185,000 shares of common stock through private placements. The shares were sold for $53,000.

       BUSINESS ACQUISITION

       In February 2005, the Company entered into a purchase and sale agreement (the "Agreement") to acquire 100% of the outstanding shares of Career Channel, Inc., also known as RainMakers, International ("RainMakers") through a share exchange. Because RainMakers and the Company were entities under common control this transaction will be accounted for in a manner similar to a pooling of interests. The Company issued 3,656,000 shares of common stock for all of the outstanding shares of RainMakers. RainMakers is in the business of advertising, specializing in television and radio advertising companies. As a result of the acquisition, the company expects to position itself in front of more expectant families through RainMakers marketing channels.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)   SUBSEQUENT EVENTS, CONTINUED

       BUSINESS ACQUISITION, CONTINUED

       The following table summarizes the carrying values of the assets acquired at the date of acquisition.

                            AT FEBRUARY 28, 2005                    (UNAUDITED)
            ---------------------------------------------------      ---------
           Current assets                                            $ 116,900
           Non-current assets                                            5,800
                                                                     ---------

                    Total assets                                     $ 122,700
                                                                     =========

           Current liabilities                                       $  28,500
           Non-current liabilities                                          --
                                                                     ---------

                    Total liabilities                                   28,500

           Stockholders' equity                                         94,200
                                                                     ---------

                    Total liabilities and stockholders' equity       $ 122,700
                                                                     =========

       LONG-TERM DEBT

       Subsequent to year-end, Services obtained a promissory note for $100,000 from a director of the Company to fund the operations. The promissory note bears interest at 6% and is due in January 2006. The Company guaranteed the promissory note to the director. In March 2005, Services re-paid $95,000 of this promissory note.

       In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid.

       In March 2005, the Company entered into a Standby Equity Distribution Agreement (the "Equity Agreement") whereby the Company shall sell up to $5,000,000 of the Company's common stock to an investment group at the Company's discretion over a 24 month period. The Equity Agreement allows the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance are calculated based on 98% of the lowest volume weighted average price of the Company's common stock for the 5 day period after the request for an advance was received. The investment company also receives a 5% fee for each advance. The Equity Agreement called for a $15,000 fee paid up front, plus issuance of shares of common stock equal to $250,000 based on the lowest volume weighted average price of the Company's common stock. Prior to any advances, as funded through the issuance of shares of common stock, the Company must file, and the Securities and Exchange Commission must declare effective a registration statement registering the resale of the Company's securities in accordance with the Equity Agreement.