Form 10KSB/A
period 2004-12-31
Cord Blood America, Inc.
filed 2005-04-29
CIK 1289496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


             (Amending Part II - Items 6 & 7 and Part III - Item 11)


                                   (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ ____________ to ____________ .


                        Commission File Number: 000-50746

                            Cord Blood America, Inc.
                 (Name of small business issuer in its charter)


                                     Florida
         (State or other jurisdiction of incorporation or organization)


                                   65-1078768
                      (I.R.S. Employer Identification No.)


          9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
                    (Address of principal executive offices)


                                 (310) 432-4090
              (Registrant's Telephone Number, including Area Code)


          Securities Registered under Section 12(b) of the Exchange Act
                                      None


          Securities registered under Section 12(g) of the Exchange Act
                    Common Stock, par value $.0001 per share

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

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A is being filed to amend Part II, Items 6 & 7 and Part III, Item 11 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on April 6, 2005 (the "Original 10-KSB"). This Amendment No. 1 updates only the information regarding the Company's Management's Discussion and Analysis in Part II, Item 6, the Company's Financial Statements in Part II, Item 7, and the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters in Part III,
Item 11. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-KSB.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

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

TWELVE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

For the twelve months ended December 31, 2004, the Company had revenues of $751,850 and a net loss of $1,762,955, as compared to revenues of $281,175 and a net loss of $45,838 for the twelve months ended December 31, 2003. We believe that our sales will continue to increase as the result of our marketing efforts, the growth of our internal sales team and our efforts in exploring additional sales channels for our services. We also believe revenues will increase due to the acquisition of Rainmakers International, an advertising company, that took place on February 28, 2005. Rainmakers' unaudited revenues in 2004 were approximately $800,000. We believe the increase in revenue in 2004 is due in part to the execution of the following strategies. In 2004, we significantly expanded both our print and internet advertising campaigns which lead to increases in the number of prospective customer inquiries in our services. We consistently communicated with these prospective customers through direct mail and e-mail. Our consumer website and our consumer information guides were redesigned in 2004 to increase overall awareness of umbilical cord blood stem cell preservation as well as the Cord Partners brand. Prospective customer management productivity was also increased, by outsourcing both the production and fulfillment of the information guides. Due to the addition of two internal sales people in October 2004, we were able to contact an increased number of prospective clients and schedule more frequent follow-ups. We expanded our efforts by directly contacting OB/GYN's in the Southern California region to boost awareness of our services by both expectant families and their doctors. Additionally, we established relationships with three independent sales representatives in two markets, Miami and Raleigh-Durham. This enabled us to promote our services with OB/GYN's in areas outside of the Company's geographic location. In addition, we implemented a price increase for our products and services in March 2004. This price increase was intended to offset, at least in part, the increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem Therapeutics.

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

For the twelve months ended December 31, 2004, our administrative and selling expenses were $1,860,944, as compared to $128,243 for the twelve months ended December 31, 2003. Our administrative and selling expenses increased as a result of several factors. First, we scaled our internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $214,300 increase in web advertising expense during 2004. Second, we increased our print advertising by approximately $144,600 in 2004 by increasing the number of publications we advertised in as well as the frequency. The production of our marketing materials and associated postage and delivery expenses increased by approximately $182,500 in 2004 due to extensive distribution of consumer information guides, increased direct mailings and a rise in the dispersal of brochures to OB/GYN offices. Our expenses for development, maintenance and hosting of our websites increased by approximately $67,700 in 2004 per our Web Development and Maintenance Agreement with Gecko Media. In February 2004, we expanded our existing executive suite office space and by October 2004 we relocated to an even larger, traditional office space, which increased our rent, utility and associated relocation expenses by approximately $61,300. With the addition of six new employees in 2004, we incurred an increase in wage and payroll burden expense of $418,900. This contributed to the approximate $45,800 increase in other employee related expenses such as furniture lease expense, parking expense and office supplies expense. In July of 2004, we implemented a new accounting and CRM system, which contributed to $12,000 in software and consulting fee expenses. Our insurance expense increased in 2004 by approximately $56,800 as the result of additional coverage required by our Patent License Agreement with PharmaStem as well as the addition of a Directors and Officers policy. Travel expense increased by approximately $16,300. Professional fees increased by approximately $350,500 in 2004 as the result of the cost of going public, unforeseen litigation and consulting fees to assist us in raising capital and establish a distributor program. We also incurred approximately $20,000 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. All of these expenses were new to the Company in 2004. Finally, our interest expense increased by approximately $56,300 in 2004 due to the obligations of four loans entered into during the period.

At December 31, 2004, we had current assets of $281,935 and current liabilities of $1,723,376, resulting in a working capital deficit of $1,441,441. At December 31, 2004, we had deferred revenue of $135,177, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided.

LIQUIDITY AND CAPITAL RESOURCES

We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At December 31, 2004, we had a working capital deficit of $1,441,441. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

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

In April 2005, the board of directors of the Company approved the Company's 2005 Stock Option Plan (the "Option Plan"), which authorized the issuance of up to 8,000,000 options to purchase shares of the Company's common stock to employees and directors of the company. During the first quarter of 2005, the Company issued a total of 1,019,918 stock options under the Option Plan. The options issued have an exercise price ranging from $.25 to $.34 per share and vest over a 4-year period.

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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY.

During the year ended December 31, 2003, we incurred a loss of $45,838, and during the twelve months ended December 31, 2004, we incurred a loss of $1,762,955. At December 31, 2004, we had a capital deficit of $1,407,311, and a working capital deficit of $1,441,441. We expect our operating expenses to increase as we experience growth. Our growth has required us to hire additional employees and move to larger office space. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We cannot assure our shareholders that we will achieve significant additional revenues, or that we will become profitable and, if so, sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all. The various elements of our business strategies, including marketing activities and obtaining increased market acceptance, may require additional future capital. If adequate funds are not available or are not available on acceptable terms, our ability to fund those business activities essential to operate profitably, including further sales and marketing activities, would be significantly limited.

OUR AVAILABLE CASH WILL PERMIT US TO OPERATE ONLY FOR A FEW MONTHS. WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

As of December 31, 2004, the Company had current assets of $281,935 and current liabilities of $1,723,376, resulting in a working capital deficit of $1,441,441. We believe that we have sufficient operating capital through April of 2005. There can be no assurance that sales will continue to increase or even maintain current levels. We will require additional capital to fund our operations. The failure of the Company to obtain financing as needed would have a material adverse effect upon the Company and its business as we believe our current cash position will enable us to sustain current operations for a short period of time. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

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

Our directors and executive officers beneficially own, in the aggregate, approximately 66.5% of our outstanding shares of common stock as of March 24, 2005. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after December 15, 2005. The impact of adopting FASB Statement No. 123R will only be known when new options are issued in the periods after the effective date.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003



                                Table of Contents

Report of Independent Registered Certified Public Accounting Firm      1

Financial Statements:

Consolidated Balance Sheet                                             2

Consolidated Statements of Operations                                  3

Consolidated Statements of Changes in Capital Deficit                  4

Consolidated Statements of Cash Flows                                  5

Notes to Consolidated Financial Statements                             7

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As Discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has suffered negative cash flows from operating activities. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden and Associates, P.A.

Orlando, Florida
March 18, 2005, except for Note 15 (debt, third paragraph) as to which the date is March 24, 2005.

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
                                                                  ===========


                         LIABILITIES AND CAPITAL DEFICIT
                         -------------------------------
Current liabilities:
Accounts payable                                                  $   361,161
Accrued expenses                                                      271,218
Deferred revenue                                                      135,177
Due to related party                                                   15,215
Capital lease obligations, current portion                              3,630
Notes payable                                                         936,975
                                                                  -----------

                Total current liabilities                           1,723,376

Capital lease obligations, net of current portion                       4,159
                                                                  -----------

                Total liabilities                                   1,727,535

Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares
           authorized, no shares issued and outstanding                    --
Common stock, $.0001 par value, 100,000,000 shares
           authorized, 25,429,600 shares issued and outstanding         2,543
Additional paid-in capital                                            398,939
Accumulated deficit                                                (1,808,793)
                                                                  -----------

                Total capital deficit                              (1,407,311)
                                                                  -----------

                Total liabilities and capital deficit             $   320,224
                                                                  ===========






        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the years ended December 31, 2004 and 2003


                                                   2004           2003
                                               -----------    -----------

Revenues                                       $   751,850        281,175

Cost of revenues                                  (597,348)      (198,770)
                                               -----------    -----------

           Gross profit                            154,502         82,405

Selling, general and administrative expenses     1,860,944        128,243
                                               -----------    -----------

           Loss from operations                 (1,706,442)       (45,838)

Interest expense                                   (56,513)            --
                                               -----------    -----------

           Net loss before income taxes         (1,762,955)       (45,838)

Income taxes                                            --             --
                                               -----------    -----------

           Net loss                            $(1,762,955)       (45,838)
           --------                            ===========    ===========

Basic and diluted loss per share               $     (0.07)         (2.78)
                                               ===========    ===========

Weighted average common shares outstanding      24,933,182         16,500
                                               ===========    ===========














        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT

                 For the years ended December 31, 2004 and 2003

                                                  COMMON STOCK         ADDITIONAL
                                            -----------------------     PAID-IN    ACCUMULATED
                                               SHARES      AMOUNT       CAPITAL      DEFICIT        TOTAL
                                            ----------   ----------    ----------   ----------    ----------
Shares issued at inception                      16,500   $       83            --           --            83

Contributions                                       --           --         5,354           --         5,354

Net loss                                            --           --            --      (45,838)      (45,838)
                                            ----------   ----------    ----------   ----------    ----------

Balances at December 31, 2003                   16,500           83         5,354      (45,838)      (40,401)

Sale of common stock                             2,290      185,000            --           --       185,000

Stock issued for services                        2,000       10,000            --           --        10,000

Recapitalization of Cord Partners, Inc.     24,996,410     (192,581)      192,581           --            --

Stock issued for services                       20,000            2         4,998           --         5,000

Sale of common stock                           392,400           39        98,061           --        98,100

Issuance of stock options for services              --           --        13,912           --        13,912

Issuance of debt with detachable warrants           --           --        84,033           --        84,033

Net loss                                            --           --            --   (1,762,955)   (1,762,955)
                                            ----------   ----------    ----------   ----------    ----------

Balances at December 31, 2004               25,429,600   $    2,543       398,939   (1,808,793)   (1,407,311)
                                            ==========   ==========    ==========   ==========    ==========


















        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2004 and 2003


                                                                  2004           2003
                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                      $(1,762,955)       (45,838)
Adjustments to reconcile net loss to net cash
used in operating activities:
           Issuance of stock and stock options for services        28,912             --
           Provision for uncollectible accounts                    11,605          1,910
           Depreciation and amortization                           22,414             --
           Changes in operating assets and liabilities:
             Accounts receivable                                  (95,812)       (11,965)
             Deposits                                             (20,000)            --
             Other assets                                          (2,062)            --
             Accounts payable                                     325,040         36,121
             Accrued expenses                                     271,218             --
             Deferred revenue                                     115,643         19,534
             Due to related party                                  15,215             --
                                                              -----------    -----------
                Net cash used in operating activities          (1,090,782)          (238)

Cash flows from investing activities:
Purchase of property and equipment                                 (9,658)            --
Purchase of certificates of deposit                               (75,000)            --
                                                              -----------    -----------
                Net cash used in investing activities             (84,658)            --

Cash flows from financing activities:
Proceeds from the issuance of notes payable                     1,021,000             --
Payments of notes payable                                         (21,000)            --
Payments on capital lease obligations                                (186)            --
Proceeds from advance from officer                                     --          5,000
Payments on advance from officer                                   (5,000)            --
Proceeds from issuance of common stock                            283,100             83
Contributions                                                          --          5,354
                                                              -----------    -----------
                Net cash provided by financing activities       1,277,914         10,437
                                                              -----------    -----------
                Net increase in cash                              102,474         10,199

Cash, at beginning of year                                         10,199             --
                                                              -----------    -----------
Cash, at end of year                                          $   112,673         10,199
                                                              ===========    ===========




        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                 For the years ended December 31, 2004 and 2003

                                                                             2004       2003
                                                                           --------   --------
Supplemental disclosures of cash flow information:
Cash paid for interest                                                     $  8,005         --
                                                                           ========   ========

Cash paid for income taxes                                                            $     --
                                                                           ========   ========

Supplemental disclosures of non-cash investing and financing activities:
         Discount on notes payable issued
           with detachable warrants                                        $ 84,033         --
                                                                           ========   ========

Acquisition of computer equipment under capital
           lease obligations                                               $  7,975         --
                                                                           ========   ========














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

                                                           2004          2003
                                                        -----------   ---------

           Net loss, as reported                        $(1,762,955)    (45,838)
           Add: stock-based employee compensation
             expense included in reported net loss
             net of related tax effects                          --          --
           Deduct: total stock-based employee
             compensation expense determined under the
             fair value method for all awards, net of
             related tax effects                            (27,823)         --
                                                        -----------   ---------

                     Pro forma net loss                 $(1,790,778)    (45,838)
                                                        ===========   =========

           Basic and diluted loss per common share,
             as reported                                $     (0.07)      (2.78)
                                                        ===========   =========

           Basic and diluted loss per common share,
             pro forma                                  $     (0.07)      (2.78)
                                                        ===========   =========

         (l) NET LOSS PER SHARE

         Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 24,933,182 and 16,500 for the years ended December 31, 2004 and 2003, respectively. The Company has 1,750,000 and -0- outstanding options to acquire common stock at December 31, 2004 and 2003, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

         (o) NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after December 15, 2005. The impact of adopting FASB Statement No. 123R will only be known when new options are issued in the periods after the effective date.

(2)    MANAGEMENT'S PLANS AND INTENTIONS

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $1,809,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $1,091,000 and has a working capital deficit of approximately $1,441,000 as of December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

(3)    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

                                                      ESTIMATED
                                                     USEFUL LIVEs       2004
                                                     ------------     -------
                  Furniture and fixtures              5 years         $ 5,367
                  Computer equipment                  3 years          12,266
                                                      -------         -------

                                                                       17,633
                  Less accumulated depreciation                        (1,406)
                                                                      --------

                                                                      $16,227
                                                                      =======

         For the year ended December 31, 2004 depreciation expenses totaled $1,406. There was no depreciation expense for the year ended December 31, 2003.

(4)    ACCRUED EXPENSES

The components of accrued expenses at December 31, 2004 are summarized as follows:


                                                               2004
                                                             --------
                  Accrued salaries and benefits              $117,230
                  Accrued Consulting Fees                     115,665
                  Accrued interest                             27,500
                  Other                                        10,823
                                                             --------

                                                             $271,218
                                                             ========

Accrued consulting fees consist of amounts owed to consultants for services provided during the year ended December 31, 2004. The liability was settled subsequent to year-end through the issuance of 462,661 shares of the company's common stock.

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

         As of December 31, 2004, future minimum lease payments under capital lease obligations are as follows:


                            YEAR ENDED DECEMBER 31,
                                     2005                                $3,630
                                     2006                                 3,630
                                     2007                                 3,120
                                     ----                                ------

                  Total minimum lease payments                           10,380

                  Less amounts representing interest                     (2,591)
                                                                         ------

                                                                          7,789
                  Less current portion of capital lease obligations      (3,630)
                                                                         ------

                                                                         $4,159
                                                                         ======
(6)    NOTES PAYABLE

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

         OPERATING LEASE

         In 2004, the Company entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2004, are as follows:

                          2005                       $ 75,807
                          2006                         77,975
                          2007                         78,433
                          2008                         78,957
                          2009                         53,680
                          ----                       --------
                                                     $364,852
                                                     ========

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

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2004 were as follows:

               Deferred tax assets:
                  Accrued officer compensation                       $  18,000
                  Net operating loss carry forward                     533,000
                  Allowance for bad debts                                5,000
                  Debt issue costs                                      24,000
                                                                     ---------

                             Gross deferred tax assets                 580,000

               Less valuation allowance                               (578,000)
                                                                     ----------

                             Net deferred tax assets                     2,000

               Deferred tax liabilities:
                  Property and equipment, principally due to
                  differences in depreciation                           (2,000)
                                                                     ----------

                             Net deferred tax                        $      --
                                                                     =========

         At December 31, 2004, the Company had net operating loss carry forwards of approximately $1,338,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2024.

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

         WEIGHTED AVERAGE SHARES UNDER  EXERCISE PRICE
                                                         OPTION       PER SHARE
                                                         ------       ---------
               Outstanding at December 31, 2003                --         $  --
               Granted                                  1,750,000          0.25
               Exercised                                       --            --
               Expired/forfeited                               --            --
                                                               --            --

               Outstanding at December 31, 2004         1,750,000         $0.25
                                                        =========         =====

         The weighted average fair value at the date of grant for the options granted during the year ended December 31, 2004 was approximately $.09 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

               Risk free interest rate                                 4.69%
               Expected life                                         10 years
               Dividend yield                                             0%

The following table summarizes the stock options outstanding and exercisable at December 31, 2004:

                      OUTSTANDING                               EXERCISABLE
               ------------------------                   ----------------------
                             WEIGHTED
                              AVERAGE       WEIGHTED                    WEIGHTED
                             REMAINING      AVERAGE                     AVERAGE
EXERCISE       NUMBER OF    CONTRACTUAL    EXERCISE       NUMBER OF     EXERCISE
PRICE           OPTIONS        LIFE          PRICE         OPTIONS       PRICE
                -------        ----          -----         -------       -----

                               9 years,
$0.25        1,750,000         3 months          $0.25         --        $0.25
             =========                           =====         ==        =====

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

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)   SUBSEQUENT EVENTS, CONTINUED

         BUSINESS ACQUISITION, CONTINUED

         The following table summarizes the carrying values of the assets acquired at the date of acquisition.

                        AT FEBRUARY 28, 2005                         (UNAUDITED)
                        --------------------                          ---------
              Current assets                                          $116,900
              Non-current assets                                         5,800
                                                                      --------

                         Total assets                                 $122,700
                                                                      ========

              Current liabilities                                     $ 28,500
              Non-current liabilities                                       --
                                                                            --

                         Total liabilities                              28,500

              Stockholders' equity                                      94,200
                                                                      --------

                         Total liabilities and stockholders' equity   $122,700
                                                                      ========

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

         In March 2005, the Company entered into a Standby Equity Distribution Agreement (the "Equity Agreement") whereby the Company shall sell up to $5,000,000 of the Company's common stock to an investment group at the Company's discretion over a 24 month period. The Equity Agreement allows the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance are calculated based on 98% of the lowest volume weighted average price of the Company's common stock for the 5 day period after the request for an advance was received. The investment company also receives a 5% fee for each advance. The Equity Agreement calls for a one-time commitment fee of $250,000, paid by the issuance of 1,239,029 shares of common stock. Prior to any advances, as funded through the issuance of shares of common stock, the Company must file, and the Securities and Exchange Commission must declare effective a registration statement registering the resale of the Company's securities in accordance with the Equity Agreement.

         In connection with the Equity Agreement, the Company entered into a Placement Agent Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for the Company. The broker-dealer will issue all shares in connection with the Equity Agreement. The Agent Agreement calls for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of common stock.

(15)   SUBSEQUENT EVENTS, UNAUDITED

         In April, 2005, the Company issued a promissory note in the amount of $350,000 that accrues interest at 12% per year, which matures in January 2006. The promissory note is secured by 19,000,000 shares of the Company's common stock. In conjunction with the note, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $.20. The warrants expire in April 2010. The Company currently has not received the proceeds from the issuance of this note.

         In April 2005, the board of directors of the Company approved the Company's 2005 Stock Option Plan (the "Option Plan"), which authorized the issuance of up to 8,000,000 options to purchase shares of the Company's common stock to employees and directors of the company. During the first quarter of 2005, the Company issued a total of 1,019,918 stock options under the Option Plan. The options issued have an exercise price ranging from $.25 to $.34 per share and vest over a 4-year period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------- ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding shares of common stock:

NAME AND ADDRESS OF                AMOUNT AND NATURE OF              PERCENT
BENEFICIAL OWNER (1)            BENEFICIAL OWNERSHIP (2)(3)        OF CLASS (4)
--------------------            ---------------------------        ------------

Matthew L. Schissler                    11,174,313                      38.2%

Stephanie A. Schissler                   8,258,590                      28.2%

----------
(1) The address for each of the persons listed above is c/o CBA, 9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069.

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

The following information relates to the shares of common stock beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

NAME AND ADDRESS OF                  AMOUNT AND NATURE OF             PERCENT
BENEFICIAL OWNER (1)              BENEFICIAL OWNERSHIP (2)(3)       OF CLASS (4)
--------------------              ---------------------------       ------------

Matthew L. Schissler                          11,174,313               38.2

Stephanie A. Schissler                         8,258,590               28.2

Joseph R. Vicente                                      0                  0

Stephen Weir                                      20,000                 (5)

All directors and executive
officers as a group (4 persons)               19,452,903               66.5

----------

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




                                        CORD BLOOD AMERICA, INC.


Date:      April 28, 2005               By: /s/ Matthew L. Schissler
           --------------                   -----------------------------

                                            Matthew L. Schissler,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ Sandra D. Smith
                                            --------------------------------

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

NAME                                     TITLE                        DATE
----                                     -----                        ----

/s/ Matthew L. Schissler        Chairman of the Board and       April 28, 2005
------------------------        Chief Executive Officer
Matthew L. Schissler


/s/ Joseph Vicente              Director                        April 28, 2005
------------------------
Joseph Vicente


/s/ Stephen Weir                Director                        April 28, 2005
------------------------
Stephen Weir