Form 10QSB
period 2005-03-31
Cord Blood America, Inc.
filed 2005-06-09
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2005: 34,473,831 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

                    Cord Blood America, Inc. and Subsidiaries

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2005

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Item 1.  Condensed Consolidated Financial Statements (unaudited)
                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  (Unaudited)

                                 March 31, 2005


                                     Assets

Current assets:
     Cash                                                                  $    81,685
     Accounts receivable, net of allowance for
         doubtful accounts of $15,950.20                                       185,043
                                                                           -----------
             Total current assets                                              266,728

Property and equipment, net                                                     17,214
Deposit                                                                         21,392
Other assets                                                                    23,159
                                                                           -----------
             Total assets                                                  $   328,493
                                                                           ===========

                         Liabilities and Capital Deficit

Current liabilities:
     Accounts payable                                                      $   643,432
     Accrued expenses                                                          209,099
     Deferred revenue                                                          272,485
     Due to related party                                                       84,513
     Capital lease obligations, current portion                                  3,404
     Loan payable, net of discount for $23,947.80                               67,917
     Promissory notes payable, net of unamortized discount for $44,009         954,991
                                                                           -----------
             Total current liabilities                                       2,235,841

Capital lease obligations, net of current portion                                5,967
                                                                           -----------
             Total liabilities                                               2,241,807

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                               --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 26,074,600 shares issued and outstanding                    2,607
     Additional paid-in capital                                                572,483
     Accumulated deficit                                                    (2,433,006)
                                                                           -----------
             Total capital deficit                                          (1,857,915)
                                                                           -----------
             Total liabilities and capital deficit                         $   328,493
                                                                           ===========

        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC., AND SUBSIDIARY

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three-month      Three-month
                                                                        period ended     period ended
                                                                       March 31, 2005    March 31, 2004
                                                                       --------------    --------------
Revenue                                                                $    751,116      $    101,993

Cost of services                                                           (600,209)          (72,788)
                                                                       ------------      ------------

             Gross profit                                                   150,907            29,205

Administrative and selling expenses                                        (770,701)         (201,148)
                                                                       ------------      ------------
            Net loss before income taxes                               $   (619,794)     $   (171,943)
                                                                       ============      ============

Interest expense                                                            (43,534)               --
                                                                       ------------      ------------

        Net loss before income taxes                                        (43,534)               --

Income taxes                                                                     --                --
                                                                       ------------      ------------

        Net loss                                                       $   (663,328)         (171,943)
                                                                       ============      ============

Basic and diluted loss per share                                       $      (0.02)     $      (0.02)
                                                                       ============      ============

Weighted average common shares outstanding                               34,473,831        10,395,000
                                                                       ============      ============

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

             Consolidated Statements of Changes in Capital Deficit

                   For the three-months ended March 31, 2005

                                                   Common stock              Additional
                                           ----------------------------        paid-in       Accumulated
                                             Shares            Amount          capital         deficit            Total
                                           -----------      -----------      -----------     -----------      -----------
Shares issued at inception                      16,500      $        83               --              --               83

Contributions                                       --               --            5,354              --            5,354

Net loss                                            --               --               --         (45,838)         (45,838)
                                           -----------      -----------      -----------     -----------      -----------
Balances at December 31, 2003                   16,500               83            5,354         (45,838)         (40,401)

Sale of common stock                             2,290          185,000               --              --          185,000

Stock issued for services                        2,000           10,000               --              --           10,000

Recapitalization of Cord Partners, Inc.     24,996,410         (192,581)         192,581              --               --

Stock issued for services                       20,000                2            4,998              --            5,000

Sale of common stock                           392,400               39           98,061              --           98,100

Issuance of stock options for services              --               --           13,912              --           13,912

Issuance of debt with detachable warrants           --               --           84,033              --           84,033

Net loss                                            --               --               --      (1,647,290)      (1,647,290)
                                           -----------      -----------      -----------     -----------      -----------
Balances at December 31, 2004               25,429,600      $     2,543          398,939      (1,693,128)      (1,291,646)
                                           ===========      ===========      ===========     ===========      ===========

Sale of common stock                           185,000               19           52,982                           53,000

Stock issued for services                       20,000                2           19,998                           20,000

Stock issued for services                      250,000               25          249,975                          250,000

Stock issued for services                      212,661               21          212,640                          212,661

Stock issued for services                       48,000                5           47,995                           48,000

Net loss                                                                                      (2,460,706)      (2,460,706)
                                           -----------      -----------      -----------     -----------      -----------
Balances at March 31, 2005                     715,661               72          583,589      (2,460,706)      (1,877,045)
                                           ===========      ===========      ===========     ===========      ===========

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   For the three-months ended March 31, 2005

                                                                             Three-month     Three-month
                                                                            period ended     period ended
                                                                           March 31, 2005   March 31, 2004
                                                                           --------------   --------------
Cash flows from operating activities:
    Net loss                                                                 $(663,328)        (171,943)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock and stock options for services                      119,065               --
         Provision for uncollectible accounts                                   15,950            1,910
         Depreciation and amortization                                          33,011               --
         Changes in operating assets and liabilities:
           Accounts receivable                                                (185,043)         (37,940)
           Deposits                                                            (21,392)          (1,261)
           Other assets                                                        (23,159)              --
           Accounts payable                                                    643,432               --
           Accrued expenses                                                    209,099           35,376
           Deferred revenue                                                    272,485           56,950
           Due to related party                                                 56,813               --
                                                                             ---------        ---------

             Net cash used in operating activities                             456,933         (116,908)

Cash flows from investing activities:
    Purchase of property and equipment                                         (17,214)              --
    Purchase of certificates of deposit                                             --               --
                                                                             ---------        ---------

             Net cash used in investing activities                             (17,214)              --

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                                 94,682               --
    Payments of notes payable                                                   (2,817)              --
    Payments on capital lease obligations                                         (986)              --
    Proceeds from advance from officer                                              --               --
    Payments on advance from officer                                                --               --
    Proceeds from issuance of common stock                                      53,000               --
    Contributions                                                                   --               --
                                                                             ---------        ---------

             Net cash provided by financing activities                         143,878               --
                                                                             ---------        ---------

             Net increase in cash                                              583,598         (116,908)

Cash, at beginning of period                                                   187,673         7,038.95
                                                                             ---------        ---------

Cash, at end of period                                                       $ 771,271         (109,870)
                                                                             =========        =========

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                   For the three-months ended March 31, 2005

                                                                             Three-month           Three-month
                                                                             period ended          period ended
                                                                            March 31, 2005        March 31, 2004
                                                                            --------------        --------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                  $        10,523            --
                                                                            ===============          ====

    Cash paid for income taxes                                              $            --            --
                                                                            ===============          ====

Supplemental disclosures of non-cash investing and financing activities:
      Discount on notes payable issued
         with detachable warrants                                           $        44,009            --
                                                                            ===============          ====

      Acquisition of computer equipment under capital
         lease obligations                                                  $         9,371            --
                                                                            ===============          ====


        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

(b) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cord, CBA Professional Services, Inc. ("Services"), CBA Properties, Inc. ("Properties") and Rainmakers International ("Rain"). Significant inter-company balances and transactions have been eliminated upon consolidation.

(c) ACCOUNTS RECEIVABLE

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, advertising and commercial production. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

(d) PROPERTY AND EQUIPMENT

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

(e) DEFERRED REVENUE

Deferred revenue for Cord consists of payments for enrollment in the program and processing and storage of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. Deferred revenue for Rain consists of payments for per inquiry leads that have not yet been provided.

(f) REVENUE RECOGNITION

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

The Company recognizes revenue from processing fees upon the completion of processing and storage fees ratably over the contractual storage period. Enrollment fees are deferred and recognized once the processing of the umbilical cord blood is complete. The Company recognizes revenue from media buys upon the airing of the spot purchased and per inquiry advertising as the per inquiry leads are delivered. Revenue from commercial production is recognized once production has begun.

(g) COST OF SERVICES

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the lab's processing fees and royalties. The Company expenses these costs in the period incurred and do not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

(h) ADVERTISING

Advertising costs are expensed when incurred. Advertising expense totaled approximately $135,000 and $70,800 for the three months ended March 31, 2005 and March 31, 2004 respectively.

(i) INCOME TAXES

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

(j) ACCOUNTING FOR STOCK COMPENSATION PLAN

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

                                                                                       Three-month       Three-month
                                                                                      period ended      period ended
                                                                                     March 31, 2005    March 31, 2004
                                                                                     --------------    --------------
Net loss, as reported                                                                   $(663,328)       (171,943)
Add: stock-based employee compensation expense included in reported net loss net of
  related tax effects                                                                          --              --
Deduct: total stock-based employee compensation expense determined under the fair
  value method for all awards, net of related tax effects                                 (80,000)             --
                                                                                        ---------        --------
  Pro forma net loss                                                                    $(743,328)       (171,943)
                                                                                        =========        ========
Basic and diluted loss per common share, as reported                                    $   (0.02)          (0.02)
                                                                                        =========        ========
Basic and diluted loss per common share, pro forma                                      $   (0.02)          (0.02)
                                                                                        =========        ========

(k) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 34,473,831 and 10,395,000 for the three months ended March 31, 2005 and 2004, respectively. The Company has 2,769,918 and -0- outstanding options to acquire common stock at March 31, 2005 and 2004, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(l) CONCENTRATIONS OF RISK

Relationships and agreements which potentially expose the Company to concentrations of credit risk consist of the Company's use of one source for the processing and storage of all umbilical cord blood, one source for its collection kits, and one source for the development and maintenance of a website. The Company believes alternative sources are available for each of these concentrations.

(m) USE OF ESTIMATES

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

(n) NEW ACCOUNTING PRONOUNCEMENTS

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

(2) MANAGEMENT'S PLANS AND INTENTIONS

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $2,460,706 as of March 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $633,849 and has a working capital deficit of approximately $1,885,615 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2005:

                                      ESTIMATED USEFUL
                                            LIVES        March 31, 2005
                                            -----        --------------

         Furniture and fixtures             5 years        $  5,790
         Computer equipment                 3 years           4,291
                                                           --------
                                                             10,081
         Less accumulated depreciation                       (1,495)
                                                           --------
                                                           $  8,586
                                                           ========

For the three months ended March 31, 2005 depreciation expenses totaled $1,495. There was no depreciation expense for the three months ended March 31, 2004.

(4) ACCRUED EXPENSES

The components of accrued expenses at March 31, 2005 are summarized as follows:

                                                          March 31, 2005
                                                          --------------
         Accrued salaries and benefits                        $35,034
         Accrued consulting fees                                    0
         Accrued interest                                      22,500
         Other                                                 17,320
                                                              -------
                                                              $39,820
                                                              =======

(5) CAPITAL LEASE OBLIGATIONS

Through March 31, 2005, the Company entered into capital leases for computer equipment. The capital leases expire at various dates in 2007 and 2008. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At March 31, 2005, these leased assets are included in property and equipment as computer equipment amounting to $9,370.

Accumulated amortization and amortization expense amounted to $1224 as of and for the three months ended March 31, 2005. Amortization expense is included as a component of depreciation expense. As of March 31, 2005, future minimum lease payments under capital lease obligations are as follows:

         THREE-MONTHS ENDED MARCH 31,
         -------------------------------
         2006                                    $ 1170
         2007                                     1,125
         2008                                       105
                                                 ------
         Total minimum lease payments              2400
         Less amounts representing interest        (552)
                                                 ------
                                                  1,848
                                                 ======

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

The First Note requires monthly payments of interest and principal commencing in February 2005. The Second Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note or February 2005. The Third Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note and the Second Note or February 2005. Payments on all three notes are calculated as 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediately preceding calendar month. Payments are applied to the First Note, until paid in full, then to the Second Note, until paid in full, and then to the Third Note. The entire principal of the First Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on August 15, 2005. The entire principal of the Second Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on September 15, 2005. The entire principal of the Third Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on October 15, 2005. The principal amount of these promissory notes and any interest accrued thereon may be prepaid in whole or in part at any time prior to maturity without premium or penalty of any kind. There were no principal payments made on these notes through March 31, 2005.

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

As of March 31, 2005, approximately $50,000 of interest has been incurred on these notes and is included in accrued expenses in the accompanying balance sheet.

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

In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in the year 2010. During the quarter ended March 31, 2005, the Company incurred approximately $51,600 in royalties relating to the Patent License Agreement of which approximately $51,600 is included in accounts payable at March 31, 2005.

In February 2004, the Company entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from the Company can be financed through an unrelated finance company. The Company paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the quarter ended March 31, 2005 the Company sold approximately $42,900 in receivables, of which approximately $4,100 is held for default by the financing company which is included in accounts receivable. The receivables will be released to the Company one year from the date the receivable is initially sold. During the quarter ended March 31, 2005, the Company incurred approximately $3,000 in discounts relating to the sale of these receivables.

OPERATING LEASE

In 2004 and 2005, the Company entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of March 31, 2005, are as follows:

         2005            $ 75,807
         2006              77,975
         2007              78,433
         2008              78,957
         2009              53,680
                         --------
                         $364,852
                         ========

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of approximately $4,400, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $49,000 and $5,300 for the three months ended March 31, 2005 and 2004, respectively.

LITIGATION

In May 2004, we received a complaint filed in the Superior Court of the State of California by Kenneth D. Worth, naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing the allegedly abusive and fraudulent marketing of their services, unspecified punitive damages and attorney's fees. In October 2004, the Court ruled that the complaint was stricken and no longer operative with respect to each defendant. A motion for reconsideration was filed by the Plaintiff requesting the Court consider new evidence, but that motion was denied. The Plaintiff has proposed a settlement that would result in the Plaintiff paying our attorneys' fees and that no further action or damages will be pursued by the Plaintiff.

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

Pursuant to an employment agreement, the COO of the Company receives an annual salary of $125,000 through December 31, 2004. The annual salary increases to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. The annual salary is thereafter adjusted in accordance with changes in the cost of living index. The COO is entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. The employment agreement is subject to non-competition and confidentiality requirements. The Company has entered into a one-year employment agreement with the vice president of the Company ("VP"). Pursuant to the agreement, the VP receives an annual salary of $80,000 through April 2006.

(8) INCOME TAXES

For the quarter ended March 31, 2005, the Company incurred no current or deferred income tax expense.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of March 31, 2005 were as follows:

         Deferred tax assets:
           Accrued officer compensation                    $  18,000
           Net operating loss carry forward                  533,000
           Allowance for bad debts                             5,000
           Debt issue costs                                   24,000
                                                           ---------
             Gross deferred tax assets                       580,000

         Less valuation allowance                           (578,000)
                                                           ---------
             Net deferred tax assets                           2,000

         Deferred tax liabilities:
           Property and equipment, principally due to
             differences in depreciation                      (2,000)
                                                           ---------

             Net deferred tax                              $      --
                                                           =========

At March 31, 2005, the Company had net operating loss carry forwards of approximately $1,957,794 for federal income tax purposes, which are available to offset future taxable income, if any, through 2025.

(9) SALES CONTRACTS

The Company has sales contracts totaling approximately $272,500 and $56,900 as of March 31, 2005 and 2004, respectively, relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's revenue recognition policy, these sales contracts are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as revenue and deferred revenue as the umbilical cord blood is processed and stored.

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

In March 2004, the Company cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $.25 per share followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share (see Note 11). The new Web Agreement expires in March 2006.

During 2004 and 2003, the Company paid approximately $60,800 and $20,600, respectively, relating to both web development agreements. For the three months ending March 31, 2005, the Company paid approximately, $17,500. At March 31, 2005, the Company owed approximately $27,700 relating to these web development agreements which is included in due to related party in the accompanying balance sheet.

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

The following table summarizes stock option activity for the three months ended March 31, 2005. No stock options were outstanding during the three months ended March 31, 2005.

                                                                 WEIGHTED
                                                                 AVERAGE
                                             SHARES UNDER     EXERCISE PRICE
                                                OPTION          PER SHARE
                                                ------          ---------

         Outstanding at December 31, 2003             --          $  --
           Granted                             1,750,000           0.25
           Exercised                                  --             --
           Expired/forfeited                          --             --
                                               ---------          -----
         Outstanding at December 31, 2004      1,750,000          $0.25
                                               =========          =====
           Granted                             1,001,000           0.25
           Granted                                18,918           0.34
           Exercised
           Expired/forfeited
                                               ---------          -----
         Outstanding at March 31, 2005         2,751,000          $0.25
                                               =========          =====
                                                  18,918          $0.34
                                               =========          =====

The weighted average fair value at the date of grant for the options granted during the three months ended March 31, 2005 was approximately $.08 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

         Risk free interest rate           4.69%
         Expected life                  10 years
         Dividend yield                       0%

The following table summarizes the stock options outstanding and exercisable at March 31, 2005:

                                   OUTSTANDING                                                    EXERCISABLE
    -------------------------------------------------------------------------------   ------------------------------------
                                             WEIGHTED AVERAGE
                                          REMAINING CONTRACTUAL    WEIGHTED AVERAGE                       WEIGHTED AVERAGE
   EXERCISE PRICE      NUMBER OF OPTIONS           LIFE             EXERCISE PRICE    NUMBER OF OPTIONS    EXERCISE PRICE
   --------------      -----------------  ---------------------    ----------------   -----------------   ----------------
       $ 0.25              1,750,000             9 years                $ 0.25                --               $ 0.25
   ==============      =================  =====================    ================   =================   ================
       $ 0.25              1,001,000        9 years, 9 months           $ 0.25                --               $ 0.25
   ==============      =================  =====================    ================   =================   ================
       $ 0.34               18,918               10 years               $ 0.34                --               $ 0.34
   ==============      =================  =====================    ================   =================   ================

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

In January 2005, we sold 185,000 shares of our common stock through a private placement. The shares were sold for a total of $53,000.

On January 10, 2005, we issued options to purchase 1,001,000 shares of our common stock to our employees and a director as part of their compensation for services provided to the Company. The options vest at a rate of 25% per year and have an exercise price of $0.25.

In February 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Career Channel, Inc., also known as RainMakers, International, through a share exchange. Because RainMakers, International and Cord Blood were entities under common control, this transaction will be accounted for in a manner similar to a pooling of interests. We issued 3,656,000 shares of common stock for all of the outstanding shares of RainMakers, International.

In March 2005, we issued options to purchase 18,918 shares of our common stock to our employees as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $.34.

On March 25, 2005, we issued 20,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The total cash value of the stock on the date of issuance was $3,400.

On March 25, 2005, we issued 250,000 shares of our common stock to Mr. Jim Learish in return for consulting services performed in 2004. The total cash value of the stock on the date of issuance was $62,500.

On March 25, 2005, we issued 212,661 shares of our common stock to Tremont Associates in return for consulting services performed in 2004. The total cash value of the stock on the date of issuance was $53,165.

On March 25, 2005, we issued 400,001 shares of our common stock to Mr. Joe Vicente in return for his service as Division President. The total cash value of the stock on the date of issuance was $68,000.

On March 25, 2005, we issued 48,000 shares of our common stock to Sweet Karma in return for operating and distributorship. The total cash value of the stock on the date of issuance was $10,560.

In April 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc., through a share exchange. We issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing, Inc.

In April 2005, the Company sold 147,500 shares of common stock through a private placement at $.116 per share for $17,085.

On April 6, 2005, we issued 1,000,000 shares of our common stock to Bergen County as collateral for blood banking services. The total cash value of the stock on the date of issuance was $200,000.

On April 8, 2005, we issued 1,000,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The total cash value of the stock on the date of issuance was $200,000

On May 3, 2005, we issued 400,000 shares of our common stock to Mr. Noah Anderson in return for his service as Chief Technology Officer. The total cash value of the stock on the date of issuance was $64,000.

On May 3, 2005, we issued 400,000 shares of our common stock to Ms. Sandra Smith in return for his service as Chief Financial Officer. The total cash value of the stock on the date of issuance was $64,000.

On May 5, 2005, we issued 72,500 shares to Premier Funding for $7,500 in Investor Relations services performed from February 2005 through April 2005.

On May 11, 2005, we issued 79,206 shares to Hearthstone Communications for $12,673 in web advertising services performed from December 2004 through February 2005.

On May 11, 2005, we issued 250,000 shares of our common stock to Mike Lewis for investor relations performed. The total cash value of the stock on the date of issuance was $92,500.

(14) SEGMENT REPORTING

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company has two operating segments. Cord Partners generates revenues related to the preservation of umbilical cord blood. Rainmakers generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The following table represents net revenues generated from our two operating segments for the three-month periods ended March 31, 2005 and March 31, 2004:

                                                      Three-months      Three-months
                                                          ended             ended
                                                     March 31, 2005    March 31, 2004
                                                     --------------    --------------
         Three-months ended:
           Umbilical cord blood preservation fees        $357,417         101,993
           Television and radio advertising fees          386,535               0
                  Total Revenue                          $743,952        $101,993
                                                         ========        ========

(15) SUBSEQUENT EVENTS

SALES OF EQUITY SECURITIES

On April 28, 2005, we sold 147,500 shares of our common stock through a private placement. The shares were sold for a total of $17,085.

BUSINESS ACQUISITION

In April 2005, the Company entered into a purchase and sale agreement (the "Agreement") to acquire 100% of the outstanding shares of Family Marketing, Inc. through a share exchange. The Company issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing. Family Marketing is in the business of internet advertising. As a result of the acquisition, the company expects to position itself in front of more expectant families through Family Marketing's marketing channels.

DEBT

In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. In March 2005, the Company entered into a Standby Equity Distribution Agreement (the "Equity Agreement") whereby the Company shall sell up to $5,000,000 of the Company's common stock to an investment group at the Company's discretion over a 24 month period. The Equity Agreement allows the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance are calculated based on 98% of the lowest volume weighted average price of the Company's common stock for the 5 day period after the request for an advance was received. The investment company also receives a 5% fee for each advance. The Equity Agreement called for the issuance of 1,239,029 shares of common stock as a one time commitment fee. Prior to any advances, as funded through the issuance of shares of common stock, the Company must file, and the Securities and Exchange Commission must declare effective a registration statement registering the resale of the Company's securities in accordance with the Equity Agreement.

In connection with the Equity Agreement, the Company entered into a Placement Agency Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for the Company as the shares issued in connection with the Equity Agreement are issued. The Agent Agreement calls for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of the Company's common stock.

(15) SUBSEQUENT EVENTS (Unaudited)

In April 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc., through a share exchange. We issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing, Inc.

In April 2005, the Company sold 147,500 shares of common stock through a private placement at $.116 per share for $17,085.

On April 6, 2005, we issued 1,000,000 shares of our common stock to Bergen County as collateral for blood banking services. The total cash value of the stock on the date of issuance was $200,000.

On April 8, 2005, we issued 1,000,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The total cash value of the stock on the date of issuance was $200,000

On May 3, 2005, we issued 400,000 shares of our common stock to Mr. Noah Anderson in return for his service as Chief Technology Officer. The total cash value of the stock on the date of issuance was $64,000.

On May 3, 2005, we issued 400,000 shares of our common stock to Ms. Sandra Smith in return for her service as Chief Financial Officer. The total cash value of the stock on the date of issuance was $64,000.

On May 5, 2005, we issued 72,500 shares to Premier Funding for $7,500 in Investor Relations services performed from February 2005 through April 2005.

On May 11, 2005, we issued 79,206 shares to Hearthstone Communications for $12,673 in web advertising services performed from December 2004 through February 2005.

On May 11, 2005, we issued 250,000 shares of our common stock to Mike Lewis for investor relations performed. The total cash value of the stock on the date of issuance was $92,500.

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

         The acquisition of the Company's first subsidiary corporation, Cord Partners, Inc., occurred on March 31, 2004. Active operations of Cord Partners, Inc., commenced in January 2003. On November 12, 2004, the Company formed its second subsidiary corporation, CBA Professional Services, Inc., as well as its third subsidiary, CBA Properties, Inc.. On February 28, 2005, the Company acquired its fourth subsidiary corporation, Career Channel, Inc. d/b/a Rainmakers International. Rainmakers International commenced operations in March of 2001. Finally, on April 30, 2005, the Company acquired its fifth subsidiary corporation, Family Marketing, Inc. Therefore, the Company only has a limited operating history.

Results Of Operations For The Year Ended December 31, 2004, Compared To The Year Ended December 31, 2003

Revenues

         During the year ended December 31, 2004, we generated $751,850 in revenues which was an increase in revenues of $470,675 when compared to our revenues of $281,175 for the year ended December 31, 2003. This increase in revenues was primarily due to an increase in our advertising budget and the addition of sales and marketing professionals.

         Through December 31, 2004, our revenues were derived from the sale of the following products and services: an umbilical cord blood collection kit, transport of collected cord blood to Bergen Community Regional Blood Center, the testing, processing and first year of storage of the cord blood at the Bergen Community Regional Blood Center and general physician and customer support. These products and services were bundled and sold at a fixed fee of $1,350, through February 28, 2004 and were increased to $1,595 on March 1, 2004. In addition, Cord Partners' clients who had received similar services in 2003 were billed for an annual storage fee of $95 per year. This maintenance fee will continue to be billed annually so long as the client chooses to store their cord blood. Beginning January 1, 2005, the initial service fee of $1,595 was increased to $1,695, while the annual maintenance fee remained at $95.

         For the twelve months ended December 31, 2004, the Company had revenues of $751,850 and a net loss of 1,762,955, as compared to revenues of $281,175 and a net loss of $45,838 for the twelve month ended December 31, 2003. We believe that our sales will continue to increase as the result of our marketing efforts, the growth of our internal sales team and our efforts in exploring additional sales channels for our services. We also believe revenues will increase due to the acquisition of Rainmakers International, an advertising company, that took place on February 28, 2005. Rainmakers' unaudited revenues in 2004 were approximately $800,000. We believe the increase in revenue in 2004 is due in part to the execution of the following strategies. In 2004, we significantly expanded both our print and internet advertising campaigns which lead to increases in the number of prospective customer inquiries for our services. We consistently communicated with these prospective customers through direct mail and e-mail. Our consumer website and our consumer information guides were redesigned in 2004 to increase overall awareness of umbilical cord blood stem cell preservation as well as the Cord Partners brand. Prospective customer management productivity was also increased, by outsourcing both the production and fulfillment of the information guides. Due to the addition of two internal sales people in October 2004, we were able to contact an increased number of prospective clients and schedule more frequent follow-ups. We expanded our efforts by directly contacting OB/GYN's in the Southern California region to boost awareness of our services by both expectant families and their doctors. Additionally, we established relationships with three independent sales representatives in two markets, Miami and Raleigh-Durham. This enabled us to promote our services with OB/GYN's in areas outside of the Company's geographic location. In addition, we implemented a price increase for our products and services in March 2004. This price increase was intended to offset, at least in part, the increase in our cost of services resulting from our entering into a Patent License Agreement with PharmaStem Therapeutics.

Cost Of Services

         For the twelve months ended December 31, 2004, the cost of our services was $597,348, as compared to $198,770 for the twelve months ended December 31, 2003. This was an increase in costs to us of $398,578. For the twelve months ended December 31, 2004, the cost of our services increased for two primary reasons. First, the number of families choosing to utilize our services increased over the comparable period in 2003 therefore, the associated costs increased. Second, the addition of royalties payable to PharmaStem under the Patent License Agreement totaled $121,848. This was a new cost in 2004.

Gross Profit

         For the twelve months ended December 31, 2004, our gross profit was $154,502 and our gross profit percentage was 21%, as compared to gross profit of $82,405 and gross profit percentage of 29% for the comparable period of 2003. This was an increase in gross profit for the year ended December 31, 2004 of $72,097.

Expenses

         For the twelve months ended December 31, 2004, our administrative and selling expenses were $1,860,944, as compared to $128,243 for the twelve months ended December 31, 2003. Our administrative and selling expenses increased as a result of several factors. First, we scaled our internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $214,300 increase in web advertising expense during 2004. Second, we increased our print advertising by approximately $144,600 in 2004 by increasing the number of publications we advertised in as well as the frequency. The production of our marketing materials and associated postage and delivery expenses increased by approximately $182,500 in 2004 due to extensive distribution of consumer information guides, increased direct mailings and a rise in the dispersal of brochures to OB/GYN offices. Our expenses for development, maintenance and hosting of our websites increased by approximately $67,700 in 2004 per our Web Development and Maintenance Agreement with Gecko Media. In February 2004, we expanded our existing executive suite office space and by October 2004 we relocated to a larger, traditional office space, which increased our rent, utility and associated relocation expenses by approximately $61,300. With the addition of six new employees in 2004, we incurred an increase in wage and payroll burden expense of $418,900. This contributed to the approximate $45,800 increase in other employee related expenses such as furniture lease expense, parking expense and office supplies expense. In July of 2004, we implemented a new accounting and CRM system, which contributed to $12,000 in software and consulting fee expenses. Our insurance expense increased in 2004 by approximately $56,800 as the result of additional coverage required by our Patent License Agreement with PharmaStem as well as the addition of a Directors and Officers policy. Travel expense increased by approximately $16,300. Professional fees increased by approximately $443,000 in 2004 as the result of the cost of going public, unforeseen litigation, consulting fees to assist us in raising capital and consulting fees to establish a distributor program. We also incurred approximately $20,000 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. All of these expenses were new to the Company in 2004. Finally, our interest expense increased by approximately $56,300 in 2004 due to the obligations of four loans entered into during the period.

         At December 31, 2004, we had current assets of $281,935 and current liabilities of $1,723,376, resulting in a working capital deficit of $1,441,441. At December 31, 2004 we had deferred revenue of $135,177, resulting from our services that had not yet been provided.

Net Loss

         As a result of the foregoing factors, we incurred a net loss of $1,762,955 for the year ended December 31, 2004, compared to a net loss of $45,838 for the year ended December 31, 2003. The increased loss was due primarily to the doubling of our sales staff, moving to a larger office space, the deployment of a new accounting and customer relations management system, increased marketing expenses, and additional legal and accounting fees upon going public,. At December 31, 2004, we had current assets of $281,935 and current liabilities of $1,723,376, resulting in a working capital deficit of $1,441,441. At December 31, 2004, we had deferred revenue of $135,177, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided and deferral or revenue associated with annual storage fees not earned.

Iterim and future financial condition and results of operations

         Through March 31, 2005, the majority of the Company's revenues were derived from the sales of two of the Company's subsidiaries, Cord Partners, Inc. and Rainmakers International. Cord Partners' revenues are comprised of the following products and services: an umbilical cord blood collection kit, transport of collected cord blood to Bergen Community Regional Blood Center, the testing, processing and first year of storage of the cord blood at the Bergen Community Regional Blood Center and general physician and customer support. These products and services are bundled and sold at a fixed fee of $1,695. Beginning in the second year, Cord Partners' clients are billed for annual storage fee at $95 per year. This fee will continue to be billed annually so long as the client chooses to store their cord blood.

         The principal components of Cord Partners' cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for processing and storage services to Bergen Community Regional Blood Center, costs of transportation of the umbilical cord blood collection kit to the expectant family and costs of the transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of Cord Partners' cost of services is the royalty payments to PharmaStem and the cost of processing and storage services of Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of $225 per sample collected and $25 annually for each sample stored. Bergen Community Regional Blood Center receives $577.50 for each sample collected and $50 per year for each sample of cord blood storage thereafter.

         Through March 31, 2005, a portion of the Company's revenues were also derived from the sale of services by Rainmakers. Rainmakers was acquired on February 28, 2005 and is in the business of advertising. Sources of revenue for Rainmakers include: procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising.

         Costs of services associated with the revenues of Rainmakers are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising procured; and media venue fees for sales leads generated via per inquiry advertising.

         On April 30, 2005, Cord Blood America acquired Family Marketing, Inc. ("Family Marketing"). Family Marketing is also in the business of internet advertising. Sources of revenue for Family Marketing include: lead generation for online advertisers, affiliate commissions, and email list marketing.

         Costs of services associated with the revenues of Family Marketing are "Pay per click" advertising, email list advertising, banner advertising, and directory submission fees.

         The Company plans to continue the organic growth of its subsidiary, Cord Partners, through continued improvement of internal processes, viral marketing and expanded internet marketing efforts to facilitate increased prospective customer contact. Additionally, CPI will be concentrating efforts on building additional sales channels through Obstetrics and Gynecological practices and other healthcare professionals. The Company also intends to experience growth through mergers and/or acquisitions of other stem cell preservation companies. The Company is currently exploring various acquisition opportunities and will continue to do so. In April of 2005, the Company made some changes to improve its results of operations. These changes included the combination of Cord Partners' internal and external sales teams under one manager which allowed for the elimination of two positions for a more efficient, cost effective department. The restructuring reduced wages and related expenses by approximately $28,000 per quarter. Management believes the restructured department is still capable of producing the same, if not increased, revenues. The Company also initiated an agreement with new legal counsel. The new agreement has reduced legal counsel costs by $18,000 per quarter.

         Currently, management plans on using the proceeds from the sale of equity under the Standby Equity Distribution Agreement to repay the three promissory notes the Company entered into in 2004. This will eliminate the quarterly interest expense of approximately $42,000 as well as the liability of the notes. Finally, the Company is implementing growth strategies of its latest acquisitions, Rainmakers and Family Marketing, as both companies have been capable of being profitable. The focus is on increasing revenues while keeping operating expenses to a minimum.

Three Months Ended March 31, 2005 and March 31, 2004

         For the three months ended March 31, 2005, the Company had revenues of $751,116 and a net loss of $663,328, as compared to revenues of $101,913 and a net loss of $171,943 for the three months ended March 31, 2004. We believe that our sales will continue to increase as the result of our marketing efforts, the growth of our internal sales team and our efforts in exploring additional sales channels for our services. We believe the increase in revenue in the first quarter of 2005 is due in part to the acquisition of Rainmakers International on February 28, 2005 which introduced a new revenue stream for Cord Blood America. For Cord Partners, we increased our price for cord blood enrollment and processing in January 2005 from $1595 to $1695. We also consistently communicated with prospective customers through direct mail and e-mail. We continued to advertise through print media as well as on the internet. We redesigned the packaging of our umbilical cord blood collection kits to increase awareness of the Cord Partners brand in hospitals and among consumers. We also hired an additional internal salesperson in March 2005 in order to contact an increased number of prospective clients and schedule more frequent follow-ups.

         For the three months ended March 31, 2005, the cost of our services was $600,209, as compared to $72,788 for the three months ended March 31, 2004. For the three months ended March 31, 2005, our gross profit was $150,907 and our gross profit percentage was 25%, as compared to gross profit of $29,205 and gross profit percentage of 40% for the comparable period of 2003. For the three months ended March 31, 2005, the cost of our services increased for two primary reasons. First, the number of families choosing to utilize our services increased over the comparable period in 2005 therefore, the associated costs increased. Second, with the acquisition of Rainmakers, the cost of services associated with each Rainmakers sale is now included in the consolidated figure.

         For the three months ended March 31, 2005, our administrative and selling expenses were $770,701, as compared to $201,148 for the three months ended March 31, 2004. Our administrative and selling expenses increased as a result of several factors. First, we added and retained nine new employees since the three months ended March 31, 2004, two of which were executive officers. Therefore, we incurred an increase in wage and payroll burden expense during the first quarter of 2005 of approximately $364,900 as compared to the same quarter in 2004. The addition of thee employees contributed to the approximate $16,100 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. With the acquisition of Rainmakers, an independent contractor was added. The independent contractor fees increased by the Company increased by approximately $22,400 in the fist quarter of 2005 in relation to the same quarter in 2004. Our insurance expense increased in by approximately $11,400 as the result of additional coverage required by our Patent License Agreement with PharmaStem as well as the addition of a Directors and Officers policy. Next, our interest expense increased by approximately $43,500 due to the obligations of four loans and the addition of capital leases for computer equipment. We incurred approximately $2,900 in bank and finance related charges through the addition of four bank accounts and three company credit cards. Our expenses for development, maintenance and hosting of our websites increased by approximately $31,000 per our Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $7,400. Additionally, we scaled our internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $40,000 increase in web advertising expense. We increased our print advertising by approximately $13,600. The production of our marketing materials and associated postage and delivery expenses increased by approximately $26,100 due to extensive distribution of consumer information guides, increased direct mailings and a rise in the dispersal of brochures to OB/GYN offices. In October 2004 we relocated to a larger, traditional office space, which increased our rent by approximately $22,000. In July of 2004, we implemented a new accounting and CRM system, which contributed to $12,000 in software and consulting fee expenses. Professional fees increased by approximately $90,400. Included in these fees are auditing and legal services related to public company obligations as well as IT consulting fees for the customization of our accounting software. We also incurred approximately $11,500 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. We incurred an income tax expense of approximately $4,400. Depreciation expense increased by approximately $1,500 as depreciation was recognized on various computer and office equipment.

         At March 31, 2005, we had current assets of $266,728 and current liabilities of $2,208,141, resulting in a working capital deficit of $1,885,615. At March 31, 2005, we had deferred revenue of $272,485, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided or contracts for the delivery of per inquiry leads that have not yet been delivered.

Factors That May Affect Future Operating Results

We Are Subject To Various Risks That May Materially Harm Our Business, Financial Condition And Results Of Operations

         You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your entire investment.

Risks Related to Our Business

Management Recognizes That We Must Raise Additional Financing To Fund Our Ongoing Operations And Implement Our Business Plan Or We Could Be Forced To Curtail Or Cease Operations

         It is imperative that we obtain debt and/or equity financing to implement our business plan and to finance ongoing operations. There can be no assurance that any new capital will be available or that adequate funds will be sufficient for our operations, whether from financial markets, or that other arrangements will be available when needed or on terms satisfactory to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand our business. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.

         Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Equity Distribution Agreement. The amount of each advance under the Equity Distribution Agreement is subject to a maximum amount equal to $250,000. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed. If the market price of our shares of common stock declines, we would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if our stock price were higher.

We Have Been The Subject of a Going Concern Opinion By Our Independent Auditors Which Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $2,460,706 as of March 31, 2005. In addition, for the three-months ended March 31, 2005 we have consumed cash in our operating activities of $1,547,715 and have a working capital deficit of $1,885,615 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

If Our Umbilical Cord Blood Processing And Storage Services Do Not Achieve Continued Market Acceptance, We Will Not Be Able To Generate Revenue Necessary To Support Our Business, Which Could Result In A Termination Of Our Operations

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

We May Not Be Able To Increase Sales Or Otherwise Successfully Operate Our Business, Which Could Have A Significant Negative Impact On Our Financial Condition

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

We Are Dependent Upon A Third Party Facility For The Storage Of Umbilical Cord Blood; If Our Storage Arrangements Terminate For Any Reason, We May Not Be Able To Provide Cord Blood Banking Services For Some Period Of Time

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

A Failure In The Performance Of Our Cryopreservation Storage Facility Or Systems Could Harm Our Business And Reputation

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

We Are Dependent Upon A Patent License Agreement For Certain Technology And Processes Utilized To Collect, Process And Store Umbilical Cord Blood; If Our Licensing Arrangement Terminates For Any Reason, We May Not Be Able To Collect, Process Or Store Umbilical Cord Blood For Some Period Of Time

         Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. If our licensing arrangement with PharmaStem terminates for any reason, then we may not be able to provide our cord blood banking services for some period of time. Even if we are able to negotiate a new agreement with PharmaStem, we may not be able to obtain favorable terms.

If We Do Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, We May Not Be Able To Market Our Cord Blood Banking Services

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

The FDA Could Require Us To Obtain Approval Of Our Cord Blood Collection Kits

         Consistent with industry practice, the Cord Partners cord blood collection kits have not been cleared as a medical device. The FDA could at any time require us to obtain medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This could increase our costs and reduce our profitability. The FDA could also require that we cease using the collection kit and require us to obtain medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease to operate our business for some period of time.

Because Our Industry Is Subject To Rapid Technological And Therapeutic Changes And New Developments, Our Future Success Will Depend On The Continued Viability Of The Use Of Stem Cells

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

Our Information Systems Are Critical To Our Business And A Failure Of Those Systems Could Materially Harm Us

         We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

The Cord Blood Banking Market Is Increasingly Competitive

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

         Our success largely depends on the efforts and abilities of our Chief Executive Officer, Matthew L. Schissler. The loss of his services could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on our Chief Executive Officer. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources

         Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Cord Blood. Based on total assets and annual revenues, we are significantly smaller than many of our competitors. Similarly, we compete against significantly larger and better-financed companies in our business. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

If We Are Unable To Respond To The Rapid Changes In Technology And Services Which Characterize Our Industry, Our Business And Financial Condition Could Be Negatively Affected

         Our business is directly impacted by changes in the Internet and website services industry. Changes in technology could affect the market for our services and necessitate changes to those services. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services that meet these evolving standards and demand of our customers. We also believe that our future success will depend upon how successfully we are able to respond to the rapidly changing technologies and products. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

We May Be Unable To Manage Growth, Which May Impact Our Potential Profitability

     Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

      o     Establish definitive business strategies, goals and objectives.

      o     Maintain a system of management controls.

      o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Risks Related to Our Stock

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock

         Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

The Ownership Of Our Common Stock Is Concentrated In The Hands Of Our Existing Directors And Executive Officers; As A Result, You May Not Be Able To Exert Meaningful Influence On Significant Corporate Decisions

         Our directors and executive officers beneficially own, in the aggregate, approximately 61.46% of our outstanding shares of common stock as of May 31, 2005. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

Various Anti-Takeover Provisions Are Contained In Our Amended And Restated Articles Of Incorporation And Our Amended And Restated Bylaws; As A Result, Any Takeover Of The Company May Be Delayed Or Discouraged And The Ability Of The Shareholders To Change The Direction And Management Of The Company May Be Delayed Or Limited

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

We Are Subject To Price Volatility Due To Our Operations Materially Fluctuating; As A Result, Any Quarter-To-Quarter Comparisons In Our Financial Statements May Not Be Meaningful

         As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

      o     our ability to retain existing clients and customers;

      o     our ability to attract new clients and customers at a steady rate;

      o     our ability to maintain client satisfaction;

      o     the extent to which our products gain market acceptance;

      o     the timing and size of client and customer purchases;

      o     introductions of products and services by competitors;

      o     price competition in the markets in which we compete;

      o     our ability to attract, train, and retain skilled management;

      o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

      o general economic conditions and economic conditions specific to media distribution and music.

Sales Of Substantial Amounts Of Our Common Stock, Or The Availability Of Those Shares For Future Sale, Could Adversely Affect Our Stock Price And Limit Our Ability To Raise Capital.

        We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 34,473,831 shares of common stock outstanding as of May 31, 2005, 4,524,600 shares are, or will be, freely tradable without restriction, unless held by our "affiliates". The remaining 29,949,231 of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

As Advances Are Requested Under The Equity Distribution Agreement, Cornell Capital Partners Will Pay Less Than The Then-Prevailing Market Price And Will Have An Incentive To Sell Its Shares, Which May Cause The Price Of Our Common Stock To Decline

         Cornell Capital Partners will purchase shares of our common stock pursuant to the Equity Distribution Agreement at a purchase price that is less than the then-prevailing market price of our common stock. Cornell Capital Partners will have an incentive to immediately sell any shares of our common stock that it purchases pursuant to the Equity Distribution Agreement to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock. To the extent Cornell Capital Partners sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Cornell Capital Partners to sell greater amounts of common stock, the sales of which would further depress the stock price.

         Cornell Capital Partners may be deemed to beneficially own the shares of common stock to be issued to Cornell Capital Partners corresponding to a particular advance notice form us even before such shares of common stock have been delivered to Cornell Capital Partners and may sell those shares before they have been delivered. Such sales may cause our stock price to decline.

The Selling Stockholders Under Our Equity Distribution Agreement Intend To Sell Their Shares Of Common Stock In The Market, Which Sales May Cause Our Stock Price To Decline

         The selling stockholders intend to sell in the public market 27,800,859 shares of common stock being registered in the offering. That means that up to 27,800,859 shares may be sold pursuant to this registration statement. Such sales may cause our stock price to decline. Our officers and directors and those shareholders who are significant shareholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations.

The Sale Of Our Stock Under Our Equity Distribution Agreement Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price

         In many circumstances the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if Cord Blood has not performed in such a manner to show that the equity funds raised will be used to grow Cord Blood. Such an event could place further downward pressure on the price of common stock. Under the terms of our Equity Distribution Agreement, we may request numerous cash advances. Even if we use the cash advances to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our stock, the price will likely decline.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock

         Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We May Not Be Able To Access Sufficient Funds Under The Equity Distribution Agreement When Needed

         We are dependent on external financing to fund our operations. Our financing needs are expected to be substantially provided from the Equity Distribution Agreement we have signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $250,000 during any seven trading day period. Based on an assumed offering price of $0.196 per share, we will be able to draw a total amount of $5,000,000 in gross proceeds under the Equity Distribution Agreement. This amount will utilize all of the 25,510,204 shares of our common stock registered for the Equity Distribution Agreement. If the actual average price at which we sell shares of common stock under the Equity Distribution Agreement is less than $0.196 per share, we would need to register additional shares to fully utilize the funds available under the Equity Distribution Agreement.

We May Not Be Able To Obtain A Cash Advance Under The Equity Distribution Agreement If Cornell Capital Partners Holds More Than 9.9% Of Our Common Stock

         In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make an advance under the Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenue from the sale of our products, we could be forced to curtail or cease our operations.

Liquidity and Capital Resources

         We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At March 31, 2005, we had a working capital deficit of $1,885,615. Although no assurances can be given, we believe that our cash flow deficit will decrease as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

         On March 31, 2005, the Company held accounts receivable (net of allowance for doubtful accounts) of $185,043. Accounts receivable are generally kept current through punctual collection efforts.

         On August 12, 2004, we entered into a loan transaction with an unaffiliated party pursuant to which we borrowed $500,000. The loan bears interest at the rate of 8% per annum and is unsecured. We are obligated to pay to the lender an amount equal to 5% of our consolidated gross revenues for the immediately preceding calendar month starting on February 1, 2005. Payments are applied first to interest accrued and then to the outstanding principal amount. The entire amount of the loan and all interest accrued thereon is finally due and payable on August 15, 2005.

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

         On March 24, 2005, Cord Partners sold $94,682 in future credit card receivables to a third party, AdvanceMe Inc., for the purchase price of $70,000. 17% of all Visa and MasterCard sales will be automatically deducted by AdvanceMe, Inc. until $94,682 is received.

         On March 22, 2005, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, Cord Blood may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5,000,000. The purchase price for our shares is equal to 98%, or a 2% discount, of the offering price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $250,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,239,029 shares of common stock issued as a one-time commitment fee under the Equity Distribution Agreement on March 22, 2005. Cornell Capital Partners will be paid a fee equal to 5% of each advance, which will be retained by Cornell Capital Partners from each advance. On March 22, 2005, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 51,626 restricted shares of common stock equal to approximately $10,000 based on the market price of the stock at the time of issuance. We intend to use the advances under the Equity Distribution Agreement to assist in the offset of our current cash flow difficulties.

         On April 27, 2005, we issued a promissory note to Cornell Capital Partners in the amount of $350,000. The promissory note accrues interest at 12% per annum and is due and payable nine months from the date of the note. The promissory note is secured by 18,944,313 shares of our common stock. Pursuant to the terms of the promissory note, we have also issued to Cornell Capital Partners warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.20. The warrants are exercisable for a period of 5 years.

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

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Controls and Procedures

         As of March 31, 2005, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation and with the addition of accounting personnel, there were changes made in the Company's internal controls to increase the separation of duties.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         In May 2004, we received a complaint filed in the Superior Court of the State of California by Kenneth D. Worth, naming as defendants a number of private cord blood banks, including us. The complaint alleges that the defendants have made fraudulent claims in connection with the marketing of their cord blood banking services and seeks restitution for those affected by such marketing, injunctive relief precluding the defendants from continuing the allegedly abusive and fraudulent marketing of their services, unspecified punitive damages and attorney's fees. In October 2004, the Court ruled that the complaint was stricken and no longer operative with respect to each defendant. A motion for reconsideration was filed by the Plaintiff requesting the Court consider new evidence, but that motion was denied. The Plaintiff has proposed a settlement that would result in the Plaintiff paying our attorneys' fees and that no further action or damages will be pursued by the Plaintiff.

Item 2.  Changes in Securities

         We have issued the following securities in 2005 without registering them under the Securities Act of 1933:

         In January 2005, we sold 185,000 shares of our common stock through a private placement. The shares were sold for a total of $53,000.

         On January 10, 2005, we issued options to purchase 1,001,000 shares of our common stock to our employees and a director as part of their compensation for services provided to the Company. The options vest at a rate of 25% per year and have an exercise price of $0.25.

         In February 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Career Channel, Inc., also known as RainMakers, International, through a share exchange. Because RainMakers, International and Cord Blood were entities under common control, this transaction will be accounted for in a manner similar to a pooling of interests. We issued 3,656,000 shares of common stock for all of the outstanding shares of RainMakers, International.

         In March 2005, we issued options to purchase 18,918 shares of our common stock to our employees as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $.34.

         On March 25, 2005, we issued 20,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The total cash value of the stock on the date of issuance was $3,400.

         On March 25, 2005, we issued 250,000 shares of our common stock to Mr. Jim Learish in return for consulting services performed in 2004. The total cash value of the stock on the date of issuance was $62,500.

         On March 25, 2005, we issued 212,661 shares of our common stock to Tremont Associates in return for consulting services performed in 2004. The total cash value of the stock on the date of issuance was $53,165.

         On March 25, 2005, we issued 400,001 shares of our common stock to Mr. Joe Vicente in return for his service as Division President. The total cash value of the stock on the date of issuance was $68,000.

         On March 25, 2005, we issued 48,000 shares of our common stock to Sweet Karma in return for operating and distributorship. The total cash value of the stock on the date of issuance was $10,560.

         In April 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc., through a share exchange. We issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing, Inc.

         On April 6, 2005, we issued 1,000,000 shares of our common stock to Bergen County as collateral for blood banking services. The total cash value of the stock on the date of issuance was $200,000.

         On April 8, 2005, we issued 1,000,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The total cash value of the stock on the date of issuance was $200,000

         On April 14, 2005, we issued a promissory note to Cornell Capital Partners for the amount of $350,000 for a loan we received from Cornell Capital Partners, equal to that amount. The promissory note accrues interest at 12% per annum and is due and payable nine months from the date of the note. The promissory note is secured by 18,944,313 shares of our common stock. Pursuant to the terms of the promissory note, we have also issued to Cornell Capital Partners a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.20. The warrant is exercisable for a period of 5 years.

         On April 28, 2005, we sold 147,500 shares of our common stock through a private placement. The shares were sold for a total of $17,085.

         On May 3, 2005, we issued 400,000 shares of our common stock to Mr. Noah Anderson in return for his service as Chief Technology Officer. The total cash value of the stock on the date of issuance was $64,000.

         On May 3, 2005, we issued 400,000 shares of our common stock to Ms. Sandra Smith in return for her service as Chief Financial Officer. The total cash value of the stock on the date of issuance was $64,000.

         On May 5, 2005, we issued 72,500 shares to Premier Funding for $7,500 in Investor Relations services performed from February 2005 through April 2005.

         On May 11, 2005, we issued 79,206 shares to Hearthstone Communications for $12,673 in web advertising services performed from December 2004 through February 2005.

         On May 11, 2005, we issued 250,000 shares of our common stock to Mike Lewis for investor relations performed. The total cash value of the stock on the date of issuance was $92,500.

         Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Cord Blood so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Cord Blood's securities.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
2.0                 Form of Common Stock Share Certificate of Cord       Filed as an exhibit to Registration Statement on
                    Blood America, Inc.                                  Form 10-SB filed on May 6, 2004

3.0                 Amended and Restated Articles of Incorporation of    Filed as an exhibit to Registration Statement on
                    Cord Blood America, Inc.                             Form 10-SB filed on May 6, 2004

3.1                 Amended and Restated Bylaws of Cord Blood America,   Filed as an exhibit to Registration Statement on
                    Inc.                                                 Form 10-SB filed on May 6, 2004

4.0                 Form of Common Stock Share Certificate of Cord       Filed as an exhibit to Registration Statement on
                    Blood America, Inc.                                  Form 10-SB filed on May 6, 2004

5.1                 Opinion of Kirkpatrick & Lockhart LLP re: Legality   Filed as an exhibit on Form SB-2 filed on May 5,
                                                                         2005

10.0                Patent License Agreement dated as of January 1,      Filed as an exhibit to Amendment Number 1 to
                    2004 between PharmaStem Therapeutics, Inc. and       Registration Statement on Form 10-SB filed on
                    Cord Partners, Inc.                                  August 23, 2004

10.1                Service Agreement dated as of February 15, 2004 by   Filed as an exhibit to Amendment Number 1 to
                    and between Bergen Community Regional Blood Center   Registration Statement on Form 10-SB filed on
                    and Cord Partners, Inc.                              August 23, 2004

10.2                Web Development and Maintenance Agreement dated      Filed as an exhibit to Registration Statement on
                    March 18, 2004 by and between Gecko Media, Inc.      Form 10-SB filed on May 6, 2004
                    and Cord Partners, Inc.

10.3                Employment Agreement dated April 29, 2004 by and     Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Matthew L.      Form 10-SB filed on May 6, 2004
                    Schissler

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
10.4                Employment Agreement dated April 29, 2004 by and     Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Stephanie A.    Form 10-SB filed on May 6, 2004
                    Schissler

10.5                Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Matthew L.      Form 10-SB filed on May 6, 2004
                    Schissler

10.6                Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Stephanie A.    Form 10-SB filed on May 6, 2004
                    Schissler

10.7                Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Joseph R.       Form 10-SB filed on May 6, 2004
                    Vicente

10.8                Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Stephen Weir    Form 10-SB filed on May 6, 2004

10.9                Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                    between Cord Blood America, Inc. and Gecko Media,    Form 10-SB filed on May 6, 2004
                    Inc.

10.10               License Agreement by and between Cord Partners,      Filed as an exhibit to Amendment Number 1 to
                    Inc. and Premier Office Centers, LLC                 Registration Statement on Form 10-SB filed on
                                                                         August 23, 2004

10.11               Purchase and Sale of Future Receivables Agreement    Filed as an exhibit to Amendment Number 1 to
                    between AdvanceMe, Inc. and Cord Partners, Inc.      Registration Statement on Form 10-SB filed on
                                                                         August 23, 2004

10.12               Promissory Note dated August 12, 2004 made by Cord   Filed as an exhibit to Amendment Number 1 to
                    Blood America, Inc. to the order of Thomas R.        Registration Statement on Form 10-SB filed on
                    Walkey                                               August 23, 2004

10.13               Loan Agreement Dated September 17, 2004 by and       Filed as an exhibit to Amendment Number 2 to
                    between Cord Blood America, Inc. and Thomas R.       Registration Statement on Form 10-SB filed on
                    Walkey                                               October 6, 2004

10.14               Lease Agreement by and between Cord Partners, Inc.   Filed as an exhibit to Amendment Number 1 to
                    and Nine Thousand Sunset, LLC                        Registration Statement on Form 10-SB filed on
                                                                         August 23, 2004

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
10.15               Promissory Note dated January 17, 2005 made by CBA   Filed as an exhibit to Current Report on Form 8-K
                    Professional Services, Inc. to the order of Joseph   filed on January 17, 2005
                    R. Vicente

10.16               Exchange Agreement dated February 28, 2005 by and    Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Career          filed on March 1, 2005
                    Channel, Inc.

10.17               Standby Equity Distribution Agreement dated March    Filed as an exhibit to Current Report on Form 8-K
                    22, 2004 between Cornell Capital Partners, LP and    filed on March 28, 2005
                    Cord Blood America, Inc.

10.18               Placement Agent Agreement dated March 22, 2005       Filed as an exhibit to Current Report on Form 8-K
                    between Newbridge Securities Corporation, Cornell    filed on March 28, 2005
                    Capital Partners, LP and Cord Blood America, Inc.

10.19               Registration Rights Agreement dated March 22, 2004   Filed as an exhibit to Current Report on Form 8-K
                    between Cornell Capital Partners, LP and Cord        filed on March 28, 2005
                    Blood America, Inc.

10.20               Escrow Agreement dated March 22, 2004 between Cord   Filed as an exhibit to Current Report on Form 8-K
                    Blood America, Inc., Cornell Capital Partners, LP    filed on March 28, 2005
                    and David Gonzalez, Esq.

10.21               Promissory Note to Cornell Capital Partners for      Filed as an exhibit on Form SB-2 filed on May 5,
                    $350,000                                             2005

10.22               Warrant for 1,000,000 shares of common stock to      Filed as an exhibit on Form SB-2 filed on May 5,
                    Cornell Capital Partners                             2005

10.23               Pledge and Escrow Agreement with Cornell Capital     Filed as an exhibit on Form SB-2 filed on May 5,
                    Partners                                             2005

14.1                Code of Ethics                                       Filed as an exhibit on Form SB-2 filed on May 5,
                                                                         2005

Exhibit No.         Description                                          Location
-----------         -----------                                          --------
23.1                Consent of Kirkpatrick & Lockhart Nicholson          Filed as an exhibit on Form SB-2 filed on May 5,
                    Graham, LLP                                          2005

23.2                Consent of Tedder, James, Worden and Associates, PA  Provided herewith

31.0                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Executive Officer, Matthew L. Schissler, pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002

31.1                Certification of Cord Blood America, Inc.            Provided herewith
                    Principal Financial Officer, Sandra D. Smith,
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002

32.0                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Executive Officer, Matthew L. Schissler, pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002

32.1                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Financial Officer, Sandra D. Smith, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         Current Report on Form 8-K, dated January 20, 2005, reporting Items 1.01, 2.03 and 9.01 relating to the execution of a promissory note with a board member.

         Current Report on Form 8-K, dated January 20, 2005, reporting Item 8.01 relating to Cord Blood America clearing the NASD for trading on the OTCBB.

         Current Report on Form 8-K, dated February 28, 2005, reporting Items 1.01, 2.01, 3.02 and 9.01 relating to the acquisition of Rainmakers International.

         Current Report on Form 8-K, dated March 2, 2005, reporting Items 8.01 and 9.01 relating to a press release announcing the launch of CBA Professional Services.

         Current Report on Form 8-K, dated March 11, 2005, reporting Items 7.01 and 9.01 relating to a press release projecting first quarter revenues for Rainmakers. Current Report on Form 8-K, dated March 15, 2005, reporting Items 7.01 and 9.01 relating to a press release projecting first quarter consolidated revenues.

         Current Report on Form 8-K, dated March 28, 2005, reporting Items 1.01,
         2.02 and 9.01 relating to execution of the Standby Equity Agreement and a press release announcing fiscal year 2004 revenues.

         Current Report on Form 8-K, dated April 12, 2005, reporting Items 2.02 and 9.01 relating to a press release announcing fiscal year 2004 financial results.

         Current Report on Form 8-K, dated May 3, 2005, reporting Items 2.02 and
         9.01 relating to the execution of a promissory note with Cornell Capital Partners and the acquisition of Family Marketing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORD BLOOD AMERICA, INC.

Date:    June 8, 2005          By:  /s/Matthew L. Schissler
                                    -------------------------------
                                    Matthew L. Schissler,
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                               By:  /s/Sandra D. Smith
                                    -------------------------------
                                    Sandra D. Smith,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)