Form 10QSB/A
period 2005-03-31
Cord Blood America, Inc.
filed 2005-06-17
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange Act for
the transition period from                    to              .
                           ------------------    ------------

Commission File Number:  000-50746


                            Cord Blood America, Inc.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-1078768
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


          9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 432-4090
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2005: 34,833,031 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

                                EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-QSB/A CONSTITUTES AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2005 WHICH WAS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON JUNE 9, 2005. THIS REPORT IS AMENDED FOR CHANGES TO THE FINANCIAL STATEMENTS, FOOTNOTES TO THE FINANCIAL STATEMENTS, THE DISCLOSURES SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS AND CHANGES IN SECURITIES.

THIS AMENDMENT AMENDS THE FINANCIAL STATEMENTS, FOOTNOTES TO THE FINANCIAL STATEMENTS, THE DISCLOSURES SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS AND CHANGES IN SECURITIES PORTIONS OF THE QUARTERLY REPORT AS SPECIFIED ABOVE AND DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE OF THE QUARTERLY REPORT ON JUNE 9, 2005.

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                   CORD BLOOD AMERICA, INC., AND SUBSIDIARIES


                      Condensed Consolidated Balance Sheet
                                  (Unaudited)




                                     ASSETS
                                     ------

Current assets:
     Cash                                                                $    81,685
     Accounts receivable, net of allowance for
         doubtful accounts of $33,750                                        161,010
                                                                         -----------
             Total current assets                                            242,695

Property and equipment, net                                                   18,240
Deposits                                                                      21,392
Other assets                                                                   4,275
                                                                         -----------
             Total assets                                                $   286,602
                                                                         ===========

                        LIABILITIES AND CAPITAL DEFICIT
                        -------------------------------

Current liabilities:
     Accounts payable                                                    $   652,198
     Accrued expenses                                                        327,076
     Deferred revenue                                                        312,671
     Due to stockholders                                                     108,420
     Capital lease obligations, current portion                                3,403
     Loan payable                                                             67,917
     Promissory notes payable, net of unamortized discount of $44,009        954,991
                                                                         -----------
             Total current liabilities                                     2,426,676

Capital lease obligations, net of current portion                              5,967
                                                                         -----------
             Total liabilities                                             2,432,643

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                             --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 31,340,625 shares issued and outstanding                  3,134
     Additional paid-in capital                                              906,532
     Accumulated deficit                                                  (3,055,707)
                                                                         -----------
             Total capital deficit                                        (2,146,041)
                                                                         -----------
             Total liabilities and capital deficit                       $   286,602
                                                                         ===========

   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC., AND SUBSIDIARIES


                 Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                  THREE-MONTH     THREE-MONTH
                                                 PERIOD ENDED    PERIOD ENDED
                                                MARCH 31, 2005  MARCH 31, 2004
                                                 ------------    ------------

Revenue                                          $    819,814    $    272,660

Cost of services                                     (605,864)       (182,433)
                                                 ------------    ------------

              Gross profit                            213,950          90,227

Administrative and selling expenses                (1,197,286)       (229,273)
                                                 ------------    ------------

             Loss from Operations                    (983,336)       (139,046)
                                                 ------------    ------------

Interest expense                                      (46,606)         (6,353)
                                                 ------------    ------------

         Net loss before income taxes              (1,029,942)       (145,399)

Income taxes                                               --              --
                                                 ------------    ------------

         Net loss                                $ (1,029,942)       (145,399)
                                                 ============    ============

Basic and diluted loss per share                 $      (0.04)   $      (0.10)
                                                 ============    ============

Weighted average common shares outstanding         26,281,848      1,434,437
                                                 ============    ============





















   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC., AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows


                                                              THREE-MONTH     THREE-MONTH
                                                             PERIOD ENDED     PERIOD ENDED
                                                           MARCH 31, 2005    MARCH 31, 2004
                                                            -----------       -----------
Cash flows from operating activities:
    Net loss                                                $(1,029,942)         (145,399)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock for services                         433,841            10,000
         Provision for uncollectible accounts                     2,435             6,360
         Depreciation                                             1,635                45
         Amortization of discount on warrants                    18,016                --
         Changes in operating assets and liabilities:
           Accounts receivable                                  (64,043)          (28,163)
           Deposits                                              (1,392)               --
           Other assets                                          (2,213)               --
           Accounts payable                                     261,960            (4,783)
           Accrued expenses                                      55,858                --
           Deferred revenue                                      86,949            20,604
                                                            -----------       -----------

             Net cash used in operating activities             (236,896)         (122,809)

Cash flows from investing activities:
    Purchase of property and equipment                             (423)               --
    Redemtion of certificates of deposit                         75,000                --
                                                            -----------       -----------
             Net cash provided by investing activities           74,577                --

Cash flows from financing activities:
    Proceeds from the issuance of loan payable                   70,000                --
    Payments of loan payable                                     (2,083)               --
    Payments on capital lease obligations                          (477)               --
    Net repayments on line of credit                             (6,484)           (8,355)
    Proceeds from advance from officer                            9,832                --
    Payments on advance from officer                                 --            (2,966)
    Proceeds from issuance of common stock                       53,000           185,000
                                                            -----------       -----------








   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC., AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows

               For the three-months ended March 31, 2005 and 2004


                                                             THREE-MONTH      THREE-MONTH
                                                            PERIOD ENDED      PERIOD ENDED
                                                           MARCH 31, 2005    MARCH 31, 2004
                                                            -----------       -----------


             Net cash provided by financing activities          123,788           173,679
                                                            -----------       -----------
             Net (decrease) increase in cash                    (38,531)           50,870

Cash, at beginning of period                                    120,216            48,226
                                                            -----------       -----------
Cash, at end of period                                      $    81,685            99,096
                                                            ===========       ===========

































   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC., AND SUBSIDIARIES

                                                             THREE-MONTH      THREE-MONTH
                                                            PERIOD ENDED      PERIOD ENDED
                                                           MARCH 31, 2005    MARCH 31, 2004
                                                            -----------       -----------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                  $    18,655                --
                                                            ===========       ===========

    Cash paid for income taxes                              $        --                --
                                                            ===========       ===========

Supplemental disclosures of non-cash investing and
    financing activities:
      Acquisition of computer equipment under capital
         lease obligations                                  $     2,058                --
                                                            ===========       ===========



























   See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cord Blood America, Inc. ("CBA" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Cord Blood America, Inc. and its wholly owned subsidiaries, Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. ("Services"), CBA Properties, Inc. ("Properties") and Career Channel Inc, D/B/A Rainmakers International ("Rain"), (collectively the "Company"). Significant inter-company balances and transactions have been eliminated upon consolidation.


(b) ORGANIZATION AND DESCRIPTION OF BUSINESS

Cord Blood America, Inc., formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBA's headquarters are located in Los Angeles, California.

Effective March 31, 2004, CBA entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Cord where CBA issued 20,790,000 shares, for all of the outstanding stock of Cord. As a result of the Agreement, the shareholders of Cord owned approximately 83% of the outstanding shares of CBA, and Cord has been deemed the accounting acquirer (a reverse acquisition in which Cord is considered the acquirer for accounting purposes). Accordingly, the historical financial information presented for the periods prior to March 31, 2004 is that of Cord, which was incorporated on January 1, 2003. The results of operations of CBA have been included with the results of operations of Cord in the accompanying consolidated financial statements from the date of acquisition. As a result of this reverse acquisition, there were no assets acquired or liabilities assumed.

The Cord Blood Division of the Company is in the business of collecting, processing and cryogenically storing umbilical cord blood.

Effective February 28, 2005, Cord Blood America, Inc. entered into a purchase and sale agreement to purchase 100% of the outstanding shares of Rain through a share exchange. Because Cord Blood America, Inc. and Rain were entities under common control, this transaction was accounted for in a manner similar to pooling of interests. The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood America, Inc. for all of their outstanding shares of Rain. Accordingly, the consolidated financial statements for the three months ended March 31, 2004 have been restated to reflect this transaction as if the combining companies had been consolidated for all periods presented.

The Marketing Division of the Company specializes in delivering leads to corporate customers through national television and radio campaigns.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. See Note 3 to the financial statements for a discussion of management's plans and intentions.

 (c) ACCOUNTS RECEIVABLE

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, advertising and commercial production. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

(d) DEFERRED REVENUE

Deferred revenue for the Cord Blood Division consists of payments for enrollment in the program and processing and storage of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. Deferred revenue for the Marketing Division consists of payments for per inquiry leads that have not yet been provided.

(e) REVENUE RECOGNITION

The Company's Cord Blood Division provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force Issues ("EITF") No. 00-21, "Revenue Arrangements with Multiple

Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. The Company elected early adoption of EITF 00-21.

The Company's Cord Blood Division recognizes revenue from processing fees upon the completion of processing and storage fees ratably over the contractual storage period. Enrollment fees are deferred and recognized once the processing of the umbilical cord blood is complete.

The Company's Marketing Division is evaluated under EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF 99-19 addresses the revenue associated with sales to customers where the Company is not the primary obligor in the arrangement. Revenue from the Marketing Division and the costs associated with these types of arrangements are reported net in the accompanying statements of operations.

The Company's Marketing Division generates revenue from advertising services, including media buying, marketing and advertising production services. The Company's advertising service revenue is derived from commissions that are earned when the media ad space is sold and the airing of advertising occurs. The Company's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign.

 (f) INCOME TAXES

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

(g) ACCOUNTING FOR STOCK COMPENSATION PLAN

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

                                                  Three-month      Three-month
                                                  period ended     period ended
                                                 March 31, 2005   March 31, 2004
                                                 -------------    ------------
Net loss, as reported                            $ (1,029,942)        (145,399)
Add: stock-based employee compensation expense   ------------     ------------
  included in reported net loss net of related
  tax effects                                              --               --
Deduct: total stock-based employee compensation
  expense determined under the fair value
  method for all awards, net of related
  tax effects                                         (24,380)              --
                                                 ------------     ------------
  Pro forma net loss                             $ (1,054,322)        (145,339)
Basic and diluted loss per common share,
  as reported                                    $      (0.04)           (0.10)
Basic and diluted loss per common share,
  pro forma                                      $      (0.04)           (0.10)



(h) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 26,281,848 and 1,434,437 for the three months ended March 31, 2005 and 2004, respectively. The Company has 2,769,918 and -0- outstanding options to acquire common stock at March 31, 2005 and 2004, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(i) CONCENTRATIONS OF RISK

Relationships and agreements which potentially expose the Company to concentrations of credit risk consist of the Company's use of one source for the processing and storage of all umbilical cord blood, one source for its collection kits, and one source for the development and maintenance of a website. The Company believes alternative sources are available for each of these concentrations.

(j) USE OF ESTIMATES

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

(3) MANAGEMENT'S PLANS AND INTENTIONS

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $3,056,000 as of March 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $237,000 for the three months ended March 31, 2005 and has a working capital deficit of approximately $2,184,000 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

(4) ACCRUED EXPENSES

The components of accrued expenses at March 31, 2005 are summarized as follows:

                                                               March 31,
                                                                 2005
                                                               --------
          Accrued salaries and benefits                        $116,222
          Accrued consulting and professional fees              108,323
          Accrued interest                                       37,434
          Other                                                  65,097
                                                               --------
                                                               $327,076
                                                               ========


(5) NOTES AND LOANS PAYABLE

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

At March 31, 2005, $954,991 was outstanding on the First, Second and Third notes combined. During the three month period ended March 31, 2005, approximately $50,000 of interest has been incurred and approximately $12,600 has been paid on these notes. At March 31, 2005, approximately $37,400 of interest is included in accrued expenses in the accompanying balance sheet.

In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. At March 31, 2005, the outstanding principal balance on the advance was $67,917.

(6) COMMITMENTS AND CONTINGENCIES

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

In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in the year 2010. During the quarter ended March 31, 2005 and 2004, the Company incurred approximately $51,600 and $18,300, respectively in royalties relating to the Patent License Agreement of which approximately $51,600 is included in accounts payable at March 31, 2005.

In February 2004, the Company entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from the Company can be financed through an unrelated finance company. The Company paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the quarter ended March 31, 2005 the Company sold approximately $42,900 in receivables, of which approximately $4,100 is held for default by the financing company which is included in accounts receivable. The receivables will be released to the Company in January or July, whichever occurs first, following the one year anniversary of when the receivable was initially sold. During the quarter ended March 31, 2005, the Company incurred approximately $3,000 in discounts relating to the sale of these receivables.

 OPERATING LEASE

In 2005 and 2004, the Company entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of March 31, 2005, are as follows:


                  2005                        $63,195
                  2006                         77,361
                  2007                         79,567
                  2008                         78,281
                  2009                         60,391
                                             --------
                                             $358,794
                                             ========


The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of approximately $13,000, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $27,600 and $7,300 for the three months ended March 31, 2005 and 2004, respectively.

EMPLOYMENT AGREEMENTS

The Company entered into five-year employment agreements with two executive officers, the Chairman of the Board and Chief Executive Officer ("CEO") and the President and Chief Operating Officer ("COO"). Pursuant to the employment agreements, the CEO and the COO receive annual salaries of $125,000 through December 31, 2004. The annual salaries increase to $150,000 as of January 1, 2005 and to $175,000 as of January 1, 2006. The annual salaries are thereafter adjusted in accordance with changes in the cost of living index. The employment agreements also entitle the CEO and COO to receive performance bonuses from time to time determined by the Board of Directors and certain fringe benefits. The employment agreements are subject to non-competition and confidentiality requirements.

The Company has also entered into a one-year employment agreement with the vice president of the Company ("VP"). Pursuant to the agreement, the VP receives an annual salary of $80,000 through April 2006.

DEBT

In March 2005, the Company entered into a Standby Equity Distribution Agreement (the "Equity Agreement") whereby the Company shall sell up to $5,000,000 of the Company's common stock to an investment group at the Company's discretion over a 24 month period. The Equity Agreement allows the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance are calculated based on 98% of the lowest volume weighted average price of the Company's common stock for the 5 day period after the request for an advance was received. The investment company also receives a 5% fee for each advance. The Equity Agreement called for the issuance of 1,239,029 shares of common stock as a one time commitment fee. Prior to any advances, as funded through the issuance of shares of common stock, the Company must file, and the Securities and Exchange Commission must declare effective a registration statement registering the resale of the Company's securities in accordance with the Equity Agreement. The Company has not drawn on any advances to date.

In connection with the Equity Agreement, the Company entered into a Placement Agency Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for the Company as the shares issued in connection with the Equity Agreement are issued. The Agent Agreement called for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of the Company's common stock.

 (7) SALES CONTRACTS

The Company's Cord Blood Division has sales contracts totaling approximately $272,500 and $56,900 as of March 31, 2005 and 2004, respectively, relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's Cord Blood Division revenue recognition policy, these sales contracts are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as revenue and deferred revenue as the umbilical cord blood is processed and stored.

(8) RELATED PARTY TRANSACTIONS AND COMMITMENTS

In October 2001, the Company received $25,000 as a non-interest bearing advance from an officer of the Company. This advance has not been repaid and is included in due to stockholders in the accompanying financial statements.

In January 2003, the Company entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of the Company. The Web Agreement stipulates that the Company does not own the website; however, the Company maintains a license to utilize the site as long as the Web Agreement is in effect. The Web Agreement calls for commissions to be paid on sales and requests for information resulting in a sale generated through the website. The Web Agreement has an initial 3-year term and renews automatically for additional 3-year periods unless either party provides written notice at least 30 days prior to the end of the term.

In March 2004, the Company cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $.25 per share followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share (see Note 9). The new Web Agreement expires in March 2006.

During 2004 and 2003, the Company paid approximately $60,800 and $20,600, respectively, relating to both web development agreements. For the three months ending March 31, 2005 and 2004, the Company paid approximately, $17,500 and $4,200. At March 31, 2005, the Company owed approximately $27,700 relating to these web development agreements which is included in accounts payable in the accompanying balance sheet.

(9) STOCK OPTION AGREEMENTS

During 2004, the Company entered into a series of stock option agreements with directors and certain employees of the Company. The agreements call for the issuance of a total of 1,600,000 options which vest over a 4-year period at an exercise price of $.25 per share.

During 2004, the Company entered into a stock option agreement in connection with a Web Development Agreement (see Note 8). The agreement calls for the issuance of 150,000 options which vest over a 4-year period at an exercise price of $.25 per share. In connection with these options issued, the Company recognized an expense of approximately $13,900, which is included in the accompanying financial statements.

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

The following table summarizes stock option activity for the three months ended March 31, 2005. No stock options were exercised during the three months ended March 31, 2005.

                                                              WEIGHTED
                                                SHARES        AVERAGE
                                                 UNDER     EXERCISE PRICE
                                                OPTION       PER SHARE
                                              ----------     ----------
            Outstanding at December 31, 2003          --     $       --
              Granted                          1,750,000           0.25
              Exercised                               --             --
              Expired/forfeited                       --             --
                                              ----------     ----------
            Outstanding at December 31, 2004   1,750,000     $     0.25
                                              ==========     ==========
              Granted                          1,019,918           0.25
              Exercised                               --             --
              Expired/forfeited                       --             --
                                              ----------     ----------
            Outstanding at March 31, 2005      2,769,918     $     0.25
                                              ==========     ==========


The weighted average fair value at the date of grant for the options granted during the three months ended March 31, 2005 was approximately $.08 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

              Risk free interest rate                      4.69%
              Expected life                             10 years
              Dividend yield                                  0%
              Volatility                                 128.34%

The following table summarizes the stock options outstanding and exercisable at March 31, 2005:


                      OUTSTANDING                             EXERCISABLE
------------------------------------------------------    --------------------

                              AVERAGE         WEIGHTED                WEIGHTED
                NUMBER       REMAINING        AVERAGE     NUMBER      AVERAGE
EXERCISE         OF         CONTRACTUAL       EXERCISE      OF        EXERCISE
 PRICE         OPTIONS         LIFE            PRICE      OPTIONS      PRICE
--------     ---------      -----------       --------    -------     --------
$   0.25      1,750,000        9 years        $   0.25    437,500     $   0.25
--------     ---------      -----------       --------    -------     --------
$   0.25     1,001,000   9 years, 9 months    $   0.25         --     $   0.25
--------     ---------      -----------       --------    -------     --------
$   0.34        18,918       10 years         $   0.34         --     $   0.34
========     =========      ===========       ========    =======     ========

(10) COMMON STOCK

In January 2005, the Company sold 185,000 shares of our common stock through a private placement. The shares were sold for a total of $53,000.

On January 10, 2005, the Company issued options to purchase 1,001,000 shares of our common stock to our employees and a director as part of their compensation for services provided to the Company. The options vest at a rate of 25% per year and have an exercise price of $0.25.

In February 2005, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Career Channel, Inc., d/b/a RainMakers, International, through a share exchange. Because RainMakers, International and Cord Blood were entities under common control, this transaction was accounted for in a manner similar to a pooling of interests. The Company issued 3,656,000 shares of common stock for all of the outstanding shares of RainMakers, International.

In March 2005, the Company issued options to purchase 18,918 shares of our common stock to employees as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $.34.

On March 25, 2005, the Company issued 20,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The value of the services performed was $4,000.

On March 25, 2005, the Company issued 250,000 shares of our common stock to Mr. Jim Learish in return for consulting services performed in 2004. The value of the services performed was $62,500.

On March 25, 2005, the Company issued 109,369 shares of our common stock to Tremont Associates in return for consulting services performed in 2004. The value of the services performed was $27,341.

On March 25, 2005, the Company issued 400,001 shares of our common stock to Mr. Joe Vicente in return for his service as Division President. The value of the service performed was $80,000.

(11) SEGMENT REPORTING

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

As of March 31, 2005, the Company has two operating segments. Cord Partners generates revenues related to the preservation of umbilical cord blood. Rainmakers generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the three-month period ended March 31, 2005. The Company operated in a single segment during 2004.

                        Umbilical Cord                 Segments     Consolidated
                            Blood       Marketing        Total         Total
                        -----------    -----------    -----------   -----------

Revenue from External   $   321,576    $   498,238    $   819,814   $   819,814
Customers
Interest Expense             43,534          3,072         46,606        46,606
Depreciation and
Amortization                  1,495            140          1,635         1,635
Segment Loss               (550,075)      (479,867)    (1,029,942)   (1,029,942)
Segment Assets          $   201,072    $    85,530    $   286,602   $   286,602
                        ===========    ===========    ===========   ===========



(12) SUBSEQUENT EVENTS


BUSINESS ACQUISITION

In April 2005, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc. through a share exchange. The Company issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing Inc. Family Marketing Inc. was owned by a member of the board of directors of the Company and is in the business of internet advertising. As a result of the acquisition, the company expects to position itself in front of more expectant families through Family Marketing's marketing channels.

PROMISSORY NOTE

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

SALES OF EQUITY SECURITIES

On April 28, 2005, the Company sold 147,500 shares of our common stock through a private placement. The shares were sold for a total of $17,085.

On April 7, 2005, the Company issued 48,000 shares of our common stock to an independent contractor in return for operating and distributorship. The value of the services performed was $10,560.

On April 6, 2005, the Company issued 1,000,000 shares of our common stock to Bergen Community Regional Blood Center as collateral for blood banking services. The value of the stock on the date of issuance was $200,000.

On April 8, 2005, the Company issued 1,000,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The value of the stock on the date of issuance was $200,000

On May 3, 2005, the Company issued 400,000 shares of our common stock to Mr. Noah Anderson in return for his service as Chief Technology Officer. The value of the stock on the date of issuance was $64,000.

On May 3, 2005, the Company issued 400,000 shares of our common stock to Ms. Sandra Smith in return for her service as Chief Financial Officer. The value of the stock on the date of issuance was $64,000.

On May 5, 2005, the Company issued 72,500 shares to Premier Funding for $7,500 in investor relations services performed from February 2005 through April 2005.

On May 11, 2005, the Company issued 79,206 shares to Hearthstone Communications for $12,673 in web advertising services performed from December 2004 through February 2005.

On May 11, 2005, the Company issued 250,000 shares of our common stock to Mike Lewis for investor relations performed. The services were valued at $62,500.

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

ITERIM AND FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------

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

         The principal components of Cord Partners' cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for processing and storage services to Bergen Community Regional Blood Center, costs of transportation of the umbilical cord blood collection kit to the expectant family and costs of the transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of Cord Partners' cost of services is the royalty payments to PharmaStem and the cost of processing and storage services of Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of $225 per sample collected and $25 annually for each sample stored. Bergen Community Regional Blood Center receives $578 for each sample collected and $50 per year for each sample of cord blood storage thereafter.

         Rainmakers revenues are comprised of the following products and services: procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising. Rainmakers was acquired on February 28, 2005 and is in the business of advertising. Beginning with this filing, all consolidated financial information reported since inception includes that of Rainmakers International for comparative purposes.

         Costs of services associated with the revenues of Rainmakers are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising procured; and media venue fees for sales leads generated via per inquiry advertising.

         On April 30, 2005, Cord Blood America acquired Family Marketing, Inc. ("Family Marketing"). Family Marketing is in the business of internet advertising. Sources of revenue for Family Marketing include: lead generation for online advertisers, affiliate commissions, and email list marketing.

         Costs of services associated with the Family Marketing are "Pay per click" advertising, email list advertising, banner advertising, and directory submission fees.

         The Company plans to continue the organic growth of its subsidiary, Cord Partners, through continued improvement of internal processes, viral marketing and expanded internet marketing efforts to facilitate increased prospective customer contact. Additionally, CPI will be concentrating efforts on building additional sales channels through Obstetrics and Gynecological practices and other healthcare professionals. The Company also intends to experience growth through mergers and/or acquisitions of other stem cell preservation companies. The Company is currently exploring various acquisition opportunities and will continue to do so. In April of 2005, the Company made some changes to help improve its results of operations. These changes included the combination of Cord Partners' internal and external sales teams under one manager which allowed for the elimination of two positions for a more efficient, cost effective department. The restructuring reduced wages and related expenses by approximately $28,000 per quarter. Management believes the restructured department is still capable of producing the same, if not increased, revenues. The Company also initiated an agreement with new legal counsel. The new agreement has reduced legal counsel costs by approximately $18,000 per quarter. Management will continue to evaluate costs to seek areas where improvement can be made.

         Currently, management plans on using some of the proceeds from the sale of equity under the Standby Equity Distribution Agreement to repay the three promissory notes the Company entered into in 2004. This will eliminate the quarterly interest expense of approximately $42,000 as well as the liability of the notes. Finally, the Company is implementing growth strategies of its latest acquisitions, Rainmakers and Family Marketing, as both companies have been capable of being profitable. The focus is on increasing revenues while keeping operating expenses to a minimum.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE
-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2004
---------------------------------

         For the three months ended March 31, 2005, the Company had revenues of $819,814 and a net loss of $1,029,942, as compared to revenues of $272,660 and a net loss of $145,399 for the three months ended March 31, 2004. We believe that our sales will continue to increase as the result of our marketing efforts, the growth of our internal sales team and our efforts in exploring additional sales channels for our services. We believe the increase in revenue in the first quarter of 2005 is due in part to the price increase for cord blood enrollment and processing in January 2005 from $1,595 to $1,695. We also consistently communicated with prospective customers through direct mail and e-mail. We continued to advertise through print media as well as on the internet. We redesigned the packaging of our umbilical cord blood collection kits to increase awareness of the Cord Partners brand in hospitals and among consumers. We also hired and retained additional salespeople in March 2005 in order to contact an increased number of prospective clients and schedule more frequent follow-ups.

         For the three months ended March 31, 2005, the cost of our services was $605,864, as compared to $182,433 for the three months ended March 31, 2004. For the three months ended March 31, 2005, our gross profit was $213,950 and our gross profit percentage was 26%, as compared to gross profit of $90,227 and gross profit percentage of 33% for the comparable period of 2004. For the three months ended March 31, 2005, the cost of our services increased as the number of customers choosing to utilize our services increased over the comparable period in 2004.

         For the three months ended March 31, 2005, our administrative and selling expenses were $1,197,286, as compared to $229,273 for the three months ended March 31, 2004. Our administrative and selling expenses increased as a result of several factors. First, we added and retained ten new employees since the three months ended March 31, 2004, two of which were executive officers.

Therefore, we incurred an increase in wage and payroll burden expense during the first quarter of 2005 of approximately $363,800 as compared to the same quarter in 2004. The addition of these employees contributed to the approximate $28,200 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. Independent contractor fees increased by approximately $13,500 in the fist quarter of 2005 as compared to the same quarter in 2004. Our insurance expense increased by approximately $11,200 as the result of additional coverage required by our Patent License Agreement with PharmaStem and the addition of a Directors and Officers policy. We incurred approximately $2,900 in bank and finance related charges through the addition of four bank accounts and three company credit cards. Our expenses for development, maintenance and hosting of our websites increased by approximately $31,100 per our Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $2,100. Additionally, we scaled our internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $37,400 increase in web advertising expense. We increased our print advertising by approximately $13,600. The production of our marketing materials and associated postage and delivery expenses increased by approximately $23,900 due to extensive distribution of consumer information guides, increased direct mailings and the dispersal of brochures to OB/GYN offices. In October 2004, we relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $20,200 in the first quarter of 2005. $4,500 in software and consulting fee expenses were incurred due to the customization of the Company's accounting and CRM system. Professional fees for auditing and legal services related to public company obligations increased by approximately $70,800. We also incurred approximately $260,000 in professional fees in relation to the Standby Equity Agreement. There were also $11,500 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses.

         At March 31, 2005, we had current assets of $242,695 and current liabilities of $2,426,676, resulting in a working capital deficit of $2,183,981. At March 31, 2005, we had deferred revenue of $312,671, resulting from our entering into contracts with expectant parents pertaining to products or services that had not yet been provided or contracts for the delivery of per inquiry leads that have not yet been delivered.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------

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

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $3,055,707 as of March 31, 2005. In addition, for the three-months ended March 31, 2005 we have consumed cash in our operating activities of $236,896 and have a working capital deficit of $2,183,981 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

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

        We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 34,833,031 shares of common stock outstanding as of May 31, 2005, 4,524,600 shares are, or will be, freely tradable without restriction, unless held by our "affiliates". The remaining 30,308,431 of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

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

         Cornell Capital Partners may be deemed to beneficially own the shares of common stock to be issued to Cornell Capital Partners corresponding to a particular advance notice from us even before such shares of common stock have been delivered to Cornell Capital Partners and may sell those shares before they have been delivered. Such sales may cause our stock price to decline.

THE SELLING STOCKHOLDERS UNDER OUR EQUITY DISTRIBUTION AGREEMENT INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         The selling stockholders intend to sell in the public market 27,800,859 shares of common stock. Such sales may cause our stock price to decline. Our officers and directors and those shareholders who are significant shareholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED

         We are dependent on external financing to fund our operations. Our financing needs are expected to be substantially provided from the Equity Distribution Agreement we have signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $250,000 during any seven trading day period. Based on an assumed common stcok price of $0.196 per share, we will be able to draw a total amount of $5,000,000 in gross proceeds under the Equity Distribution Agreement. This amount will utilize all of the 25,510,204 shares of our common stock registered for the Equity Distribution Agreement. If the actual average price at which we sell shares of common stock under the Equity Distribution Agreement is less than $0.196 per share, we would need to register additional shares to fully utilize the funds available under the Equity Distribution Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At March 31, 2005, we had a working capital deficit of $2,183,981. Although no assurances can be given, we believe that our cash flow deficit will decrease as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

         On March 31, 2005, the Company held accounts receivable (net of allowance for doubtful accounts) of $161,010. Accounts receivable are generally kept current through punctual collection efforts.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

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


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

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

         In February 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Career Channel, Inc., also known as RainMakers, International, through a share exchange. Because RainMakers, International and Cord Blood were entities under common control, this transaction was be accounted for in a manner similar to a pooling of interests. We issued 3,656,000 shares of common stock for all of the outstanding shares of RainMakers, International.

         In March 2005, we issued options to purchase 18,918 shares of our common stock to our employees as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $.34.

         On March 25, 2005, we issued 20,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The value of the services performed was $4,000.

         On March 25, 2005, we issued 250,000 shares of our common stock to Mr. Jim Learish in return for consulting services performed in 2004. The value of the services performed was $62,500.

         On March 25, 2005, we issued 109,369 shares of our common stock to Tremont Associates in return for consulting services performed in 2004. The value of the services performed was $27,341.

         On March 25, 2005, we issued 400,001 shares of our common stock to Mr. Joe Vicente in return for his service as Division President. The value of the service performed was $80,000.

         On April 7, 2005, we issued 48,000 shares of our common stock to an independent contractor in return for operating and distributorship. The value of the services performed was $10,560.

         In April 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc., through a share exchange. We issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing, Inc.

         In April 2005, the Company sold 147,500 shares of common stock through a private placement at $.116 per share for $17,085.

         On April 6, 2005, we issued 1,000,000 shares of our common stock to Bergen Community Regional Blood Center as collateral for blood banking services. The total cash value of the stock on the date of issuance was $200,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------
NONE


ITEM 5.  OTHER INFORMATION
         -----------------
NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

----------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.     DESCRIPTION                                          LOCATION
----------------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.     DESCRIPTION                                          LOCATION
----------------------------------------------------------------------------------------------------------------------------
10.9            Stock Option Agreement dated April 29, 2004 by and   Filed as an exhibit to Registration Statement on
                between Cord Blood America, Inc. and Gecko Media,    Form 10-SB filed on May 6, 2004
                Inc.

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

14.1            Code of Ethics                                       Filed as an exhibit on Form SB-2 filed on May 5,
                                                                     2005

----------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.     DESCRIPTION                                          LOCATION
----------------------------------------------------------------------------------------------------------------------------
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



                                       CORD BLOOD AMERICA, INC.




Date:    June 17, 2005                 By:  /s/Matthew L. Schissler
                                            ------------------------------------
                                            Matthew L. Schissler,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


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