Form 10QSB
period 2005-06-30
Cord Blood America, Inc.
filed 2005-08-22
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________.


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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2005: 37,447,417 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2005

Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004

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

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 June 30, 2005

                                     ASSETS
Current assets:
     Cash                                                                $    33,906
     Accounts receivable, net of allowance for
         doubtful accounts of $37,752                                        107,380
                                                                         -----------

             Total current assets                                            141,286

Property and equipment, net                                                   19,128
Deposits                                                                      21,392
Goodwill                                                                      12,077
Other assets                                                                  26,861
                                                                         -----------

             Total assets                                                $   220,744
                                                                         ===========

                         LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accounts payable                                                    $   736,168
     Accrued expenses                                                        232,962
     Deferred revenue                                                        251,007
     Due to stockholders                                                     149,379
     Capital lease obligations, current portion                                4,683
     Loan payable                                                             38,638
     Promissory notes payable, net of unamortized discount of $116,951     1,358,049
                                                                         -----------

             Total current liabilities                                     2,770,886

Capital lease obligations, net of current portion                              3,847
                                                                         -----------

             Total liabilities                                             2,774,733

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                             --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized 35,105,031 shares issued and outstanding                   3,511
     Additional paid-in capital                                            1,731,598
     Accumulated deficit                                                  (4,289,098)
                                                                         -----------

             Total capital deficit                                        (2,553,633)
                                                                         -----------

             Total liabilities and capital deficit                       $   220,744
                                                                         ===========

   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                    SIX-MONTH             SIX-MONTH
                                                   PERIOD ENDED         PERIOD ENDED
                                                  JUNE 30, 2005        JUNE 30, 2004
                                                  -------------        -------------
Revenue                                           $  1,485,396         $    628,449

Cost of services                                    (1,086,594)            (458,532)
                                                  ------------         ------------

         Gross profit                                  398,802              169,917

Administrative and selling expenses                 (2,521,426)            (569,472)
                                                  ------------         ------------

         Loss from operations                       (2,122,624)            (399,555)
                                                  ------------         ------------

Interest expense                                      (140,709)             (11,782)
                                                  ------------         ------------

         Net loss before income taxes               (2,263,333)            (411,337)

Income taxes                                                --                   --
                                                  ------------         ------------

         Net loss                                 $ (2,263,333)            (411,337)
                                                  ============         ============

Basic and diluted loss per share                  $      (0.07)        $      (0.02)
                                                  ============         ============

Weighted average common shares outstanding          30,246,827           24,622,530
                                                  ============         ============

   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   THREE-MONTH          THREE-MONTH
                                                   PERIOD ENDED         PERIOD ENDED
                                                  JUNE 30, 2005        JUNE 30, 2004
                                                  -------------        -------------
Revenue                                           $    665,582         $    322,193

Cost of services                                      (480,729)            (242,493)
                                                  ------------         ------------

         Gross profit                                  184,853               79,700

Administrative and selling expenses                 (1,324,140)            (340,199)
                                                  ------------         ------------

         Loss from operations                       (1,139,287)            (260,499)
                                                  ------------         ------------

Interest expense                                       (94,103)              (5,429)
                                                  ------------         ------------

         Net loss before income taxes               (1,233,390)            (265,928)

Income taxes                                                --                   --
                                                  ------------         ------------

         Net loss                                 $ (1,233,390)            (265,928)
                                                  ============         ============

Basic and diluted loss per share                  $      (0.04)        $      (0.01)
                                                  ============         ============

Weighted average common shares outstanding          34,124,663           25,108,079
                                                  ============         ============

    See the accompanying notes to condensed consolidated financial statements

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                For the six-months ended June 30, 2005 and 2004

                                                                     SIX-MONTH        SIX-MONTH
                                                                    PERIOD ENDED     PERIOD ENDED
                                                                   JUNE 30, 2005    JUNE 30, 2004
                                                                   -------------    -------------
Cash flows from operating activities:
    Net loss                                                        $(2,263,333)        (411,337)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock and stock options for services             1,099,868           15,000
         Provision for uncollectible accounts                             6,437            1,195
         Depreciation                                                     4,807               --
         Amortization of discount on warrants                            69,221               --
         Changes in operating assets and liabilities:
         Accounts receivable                                            (10,308)         (39,414)
         Deposits                                                        (1,392)              --
         Prepaid and other assets                                       (24,799)          13,527
         Accounts payable                                               345,930          (48,463)
         Accrued expenses                                               (38,256)          86,091
         Deferred revenue                                                25,285           94,501
                                                                    -----------      -----------

         Net cash used in operating activities                         (786,540)        (288,900)

Cash flows from investing activities:
    Purchase of property and equipment                                   (4,483)              --
    Redemtion of certificates of deposit                                 75,000               --
                                                                    -----------      -----------

         Net cash provided by investing activities                       70,517               --

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                         545,000           21,000
    Payments of notes payable                                           (31,362)            (122)
    Payments on capital lease obligations                                (1,317)              --
    Net repayments on Line of Credit                                     (6,484)         (14,403)
    Proceeds from advance from officer                                   50,791           28,441
    Payments on advance from officer                                         --          (30,433)
    Proceeds from issuance of common stock                               73,085          255,000
                                                                    -----------      -----------

         Net cash provided by financing activities                      629,713          259,483
                                                                    -----------      -----------

         Net decrease in cash                                           (86,310)         (29,417)

Cash, at beginning of period                                            120,216           48,226
                                                                    -----------      -----------

Cash, at end of period                                              $    33,906          164,214
                                                                    ===========      ===========

   See the accompanying notes to condensed consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                                  (Unaudited)

                     For the six-months ended June 30, 2005

                                                                     SIX-MONTH             SIX-MONTH
                                                                   PERIOD ENDED          PERIOD ENDED
                                                                  JUNE 30, 2005         JUNE 30, 2004
                                                                  -------------         -------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                          $  52,005               --
                                                                    =========               ==

    Cash paid for income taxes                                      $      --               --
                                                                    =========               ==

Supplemental disclosures of non-cash investing and
    financing activities:
       Discount on issuance of debt with
         detachable warrants                                          123,147               --
                                                                    =========               ==
       Issuance of shares for the acquisition of
         Family Marketing, Inc.                                        32,368               --
                                                                    =========               ==
       Acquisition of computer equipment under capital
         lease obligations                                          $   2,058               --
                                                                    =========               ==

   See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Cord Blood America, Inc. and its wholly owned subsidiaries, Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. ("Services"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain") and Family Marketing, Inc. ("Family"), (collectively the "Company"). Significant inter-company balances and transactions have been eliminated upon consolidation.

(b) ORGANIZATION AND DESCRIPTION OF BUSINESS

Cord Blood America, Inc., formerly D&A Lending, Inc., ("CBA") was incorporated in the State of Florida on October 12, 1999. CBA's headquarters are located in Los Angeles, California.

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

On November 12, 2004, CBA Professional Services, Inc., a Florida corporation ("Services") was formed. The company has authorized 10,000 shares of non-par restricted common stock. In November 2004, Services issued 100 shares of its common stock to Cord Blood America, Inc. and became a wholly-owned subsidiary of CBA. As of December 31, 2004, 100 shares of common stock were issued and outstanding.

CBA Properties, Inc. ("Properties") was formed on November 17, 2004 as a Florida corporation. In November 2004, Properties issued 100 shares of its common stock to Cord Blood America, Inc. and became a wholly-owned subsidiary of CBA.

The Properties Division was formed to hold the corporate trademarks and any other intellectual property.

Effective February 28, 2005, Cord Blood America, Inc. entered into a purchase and sale agreement to purchase 100% of the outstanding shares of Rain through a share exchange. Because Cord Blood America, Inc. and Rain were entities under common control, this transaction was accounted for in a manner similar to pooling of interests. The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood America, Inc. for all of their outstanding shares of Rain. Accordingly, the consolidated financial statements for the six months ended June 30, 2004 have been restated to reflect this transaction as if the combining companies had been consolidated for all periods presented.

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

The Internet Advertising Division of the Company specializes in delivering leads to corporate customers in the business of family based products and services.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. See Note 2 to the financial statements for a discussion of management's plans and intentions.

(c) ACCOUNTS RECEIVABLE

Accounts receivable consists of the amounts due for the processing and storage of umbilical cord blood, advertising, commercial production and internet lead generation. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

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

(e) DEFERRED REVENUE

Deferred revenue for the Cord Blood Division consists of payments for enrollment in the program and processing and storage of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. Deferred revenue for the Marketing and Internet Advertising Division consists of payments for per inquiry leads that have not yet been provided.

(f) REVENUE RECOGNITION AND PRESENTATION

We recognize revenue under the provisions of Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition". The Company's Cord Blood Division provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force Issues ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. The Company elected early adoption of EITF 00-21.

The Company's Cord Blood Division recognizes revenue from processing fees upon the completion of processing and storage fees ratably over the contractual storage period. Enrollment fees are deferred and recognized once the processing of the umbilical cord blood is complete.

The Company's Marketing Division generates revenue from packaged advertising services, including media buying, marketing and advertising production services. The Company's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. The Company's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign.

During the first quarter of fiscal 2005, we reevaluated our application of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), to the presentation of our revenues generated from packaged advertising services provided to our client's. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the "Gross" basis. Prior to the first quarter of 2005, we reported such revenues on a "Net" basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

The effect of such reclassification on the Company's net revenue for the three and six months ended June 30, 2004 is as follows:

                                                   THREE MONTHS   SIX MONTHS
                                                       ENDED         ENDED
                                                   ------------   ----------
                                                         JUNE 30, 2004
                                                   -------------------------

         Revenue, as previously reported           $273,017          545,677
         Impact of reclassification to
            reflect gross revenue presentation       49,176           82,772
                                                   --------         --------

         Revenue, as reclassified                  $322,193          628,449
                                                   ========         ========

Our revenue recognition policy involves significant judgments and estimates about collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

(g) COST OF SERVICES

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the lab's processing fees and royalties. The Company expenses these costs in the period incurred and do not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys. Costs for Family include lead generation.

(h) ADVERTISING

Advertising costs are expensed when incurred. Advertising expense totaled $225,535 and $153,553 for the six months ended June 30, 2005 and 2004 respectively.

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

                                                                                       SIX-MONTH PERIOD   SIX-MONTH PERIOD
                                                                                        ENDED JUNE 30,     ENDED JUNE 30,
                                                                                             2005               2004
                                                                                       ----------------   ----------------
Net loss, as reported                                                                    $(2,263,333)          (411,337)
Add: stock-based employee compensation expense included in reported net loss net of
  related tax effects                                                                           3,053                 --
Deduct: total stock-based employee compensation expense determined under the fair
  value method for all awards, net of related tax effects                                    (49,289)            (9,274)
                                                                                         -----------        -----------
  Pro forma net loss                                                                     $(2,309,569)          (420,611)
                                                                                         ===========        ===========
Basic and diluted loss per common share, as reported                                     $     (0.08)             (0.02)
                                                                                         ===========        ===========
Basic and diluted loss per common share, pro forma                                       $     (0.08)             (0.02)
                                                                                         ===========        ===========

                                                                                     THREE-MONTH PERIOD   THREE-MONTH PERIOD
                                                                                        ENDED JUNE 30,     ENDED JUNE 30,
                                                                                             2005               2004
                                                                                     ------------------   ------------------
Net loss, as reported                                                                    $(1,233,390)          (265,928)
Add: stock-based employee compensation expense included in reported net loss net of
  related tax effects                                                                           3,053                 --
Deduct: total stock-based employee compensation expense determined under the fair
  value method for all awards, net of related tax effects                                    (24,909)            (9,274)
                                                                                         -----------        -----------
  Pro forma net loss                                                                     $(1,255,246)          (275,202)
                                                                                         ===========        ===========
Basic and diluted loss per common share, as reported                                     $     (0.04)             (0.01)
                                                                                         ===========        ===========
Basic and diluted loss per common share, pro forma                                       $     (0.04)             (0.01)
                                                                                         ===========        ===========

(k) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 30,246,827 and 24,622,530 for the six months ended June 30, 2005 and 2004, respectively. The Company has 2,778,168 and 1,750,000 outstanding options to acquire common stock at June 30, 2005 and 2004, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(l) CONCENTRATIONS OF RISK

Relationships and agreements which potentially expose the Company to concentrations of credit risk consist of the Company's use of one source for the processing and storage of all umbilical cord blood and one source for the development and maintenance of a website. The Company believes alternative sources are available for each of these concentrations.

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

(2) MANAGEMENT'S PLANS AND INTENTIONS

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $4,289,000 as of June 30, 2005. In addition, the Company has consumed cash in its operating activities of approximately $787,000 and has a working capital deficit of approximately $2,630,000 as of June 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business. In addition, the Company is exploring alternate ways of generating revenues through franchising its existing business model and acquiring other businesses intended to diversify its revenue streams. The ongoing execution of the Company's business plan is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005:

                                            ESTIMATED USEFUL
                                                  LIVES         JUNE 30, 2005
                                            ----------------    -------------
         Furniture and fixtures                   5 years          $ 9,850
         Computer equipment                       3 years           18,090
                                                                   -------
                                                                    27,940
         Less accumulated depreciation                              (8,812)
                                                                   -------
                                                                   $19,128
                                                                   =======

For the six months ended June 30, 2005 depreciation expenses totaled $4,807. There was no depreciation expense for the six months ended June 30, 2004. For the three months ended June 30, 2005 depreciation expenses totaled $3,171. There was no depreciation expense for the three months ended June 30, 2004.

(4) ACCRUED EXPENSES

The components of accrued expenses at June 30, 2005 are summarized as follows:

                                                                JUNE 30, 2005
                                                                -------------
         Accrued salaries and benefits                             $106,980
         Accrued consulting and professional fees                    25,823
         Accrued interest                                            46,983
         Other                                                       53,176
                                                                   --------
                                                                   $232,962
                                                                   ========

(5) CAPITAL LEASE OBLIGATIONS

Through June 30, 2005, the Company entered into capital leases for computer equipment. The capital leases expire at various dates in 2007 and 2008. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At June 30, 2005, these leased assets are included in property and equipment as computer equipment amounting to $12,113.

Accumulated amortization and amortization expense amounted to $4,177 and $2,953 as of and for the six months ended June 30, 2005 and the three months ended June 30, 2005, respectively. Amortization expense is included as a component of depreciation expense. As of June 30, 2005, future minimum lease payments under capital lease obligations are as follows:

         TWELVE-MONTHS ENDED JUNE 30,
         ----------------------------
         2006                                                        $  4,683
         2007                                                           4,546
         2008                                                           1,959
                                                                     --------
         Total minimum lease payments                                  11,188
         Less amounts representing interest                            (2,658)
                                                                     --------
                                                                        8,530
         Less current portion                                          (4,683)
                                                                     --------
                                                                        3,847
                                                                     ========

(6) NOTES AND LOANS PAYABLE

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

The First Note requires monthly payments of interest and principal commencing in February 2005. The Second Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note or February 2005. The Third Note requires monthly payments of principal and interest commencing on the earlier of full payment of the First Note and the Second Note or February 2005. Payments on all three notes are calculated as 5% of the Company's consolidated revenues determined in accordance with generally accepted accounting principles for the immediately preceding calendar month. Payments are applied to the First Note, until paid in full, then to the Second Note, until paid in full, and then to the Third Note. The entire principal of the First Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on August 15, 2005. The Company has not re-paid the First Note and is currently negotiating new repayment terms. The entire principal of the Second Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on September 15, 2005. The entire principal of the Third Note together with any and all unpaid interest accrued thereon, shall be finally due and payable on October 15, 2005. The principal amount of these promissory notes and any interest accrued thereon may be prepaid in whole or in part at any time prior to maturity without premium or penalty of any kind. There were no principal payments made on these notes through June 30, 2005.

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

At June 30, 2005, $978,831 was outstanding on the First, Second and Third notes combined. During the six month period ended June 30, 2005, approximately $72,500 of interest has been incurred and approximately $30,500 of interest has been paid on these notes. At June 30, 2005, approximately $42,000 of interest related to these notes is included in accrued expenses in the accompanying balance sheet.

In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. At June 30, 2005, the outstanding principal balance on the advance was $52,266.

On April 27, 2005, the Company issued a promissory note to Cornell Capital Partners in the amount of $350,000. The promissory note accrues interest at a rate of 12% per annum and is due and payable nine months from the date of issuance. On April 28, 2005, $175,000 of the $350,000 loan was funded. Pursuant to the terms of the note the Company issued Cornell Capital Partners a detachable warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The estimated relative fair value of the warrants of approximately $123,000 was recorded as a debt discount and is being amortized to interest expense over the term of the promissory note. In July 2005, Cornell Capital Partners exercised it's right to purchase 1,000,000 shares at $0.20 per share.

On June 21, 2005, the Company issued an Amended and Restated Promissory Note to Cornell Capital Partners in the amount of $600,000 which replaced the Promissory Note dated April 27, 2005 and received $300,000 towards this amended and restated Promissory Note. The Promissory Note accrues interest at 12% per annum. Subsequent to year-end, the promissory notes were re-paid through share issuances (see Note 15).

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

In February 2004, the Company entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from the Company can be financed through an unrelated finance company. The Company paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the quarter ended June 30, 2005 the Company sold approximately $26,000 in receivables, of which approximately $2,300 is held for default by the financing company which is included in accounts receivable. The receivables will be released to the Company in January or July, whichever occurs first, following the one year anniversary of when the receivable was initially sold. During the quarter ended June 30, 2005, the Company incurred approximately $1,800 in discounts relating to the sale of these receivables.

In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in the year 2010. During the three months ended June 30, 2005 and 2004, the Company incurred approximately $43,900 and $22,000 respectively in royalties relating to the Patent License Agreement. During the six months ended June 30, 2005 and 2004, the Company incurred approximately $95,520.2X and $40,252.67 respectively in royalties relating to the Patent License Agreement. At June 30, 2005, approximately $144,000 is included in accounts payable relating to these fees.

In June 2005, the Company entered into a Placement Agency Agreement with a non-exclusive placement agent for a period commencing on June 14, 2005, and continuing until terminated by either Party upon 10 days notice to the other Party. The agreement states the Placement Agency will have the right during the Contract Period to identify for the Company prospective purchasers in one or more placement of debt and/or equity securities to be issued by the Company, the type and dollar amount being as mutually agreed to by the Parties. As compensation for services rendered in connection with the Placement, the Company agrees to pay eight percent (8%) of the gross proceeds from the sale of Securities for amounts less than Five Million ($5,000,000) Dollars of Securities sold in the Placements (on a cumulative basis); (ii) seven percent (7%) of the gross proceeds for amounts raised of $5 million or more and up to and including $10 million (on a cumulative basis); and (iii) six percent (6%) of the gross proceeds from the sale of Securities for any Securities sold in the Placements in excess of Ten Million ($10,000,000) Dollars (on a cumulative basis). For initial due diligence, the agreement requires, 500,000 shares of fully paid non-assessable shares of common stock to be issued to the placement agent. On June 28, 2005, in accordance with the agreement, 500,000 shares were issued, which vest as follows: (i) 1/2 of such shares to vest upon execution of the Placement Agency Agreement, (ii) 1/2 to vest in 60 days, in management's sole discretion, but in any event such shares shall automatically vest upon the closing of a Placement. The Shares will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were valued at the fair market value on the date of issuance, which was $47,500, half of which is included in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2005.

OPERATING LEASE

In 2005 and 2004, the Company entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of June 30, 2005, are as follows:

                      2005                       $ 72,969
                      2006                         75,162
                      2007                         77,416
                      2008                         79,739
                      2009                         26,840
                                                 --------
                                                 $332,126
                                                 ========

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $12,962, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to $45,510 and $14,061 for the six months ended June 30, 2005 and 2004, respectively.

LITIGATION

In June 2005, Kenneth D. Worth, who previously alleged a number of private cord blood banks, including Cord Partners, had made fraudulent claims in connection with the marketing of their cord blood banking services, was granted the request for dismissal of his appeal. The Plaintiff is responsible for paying $22,911 and $220 per month over two years for Cord Partners' attorney's fees. The ability of collecting these amounts has not been determined; therefore no receivable has been recorded at June 30, 2005.

In June 2005, the Company received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming Cord Blood America and Cord Partners (collectively "CBACP") as defendants. The complaint alleges that the defendants owe Merrill Corporation, the Plaintiff, $101,738 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable.

CBACP, through its attorneys of record, has answered the Plaintiff's Complaint and asserted affirmative defenses. CBACP asks the Court to first, dismiss Plaintiffs' Complaint with prejudice and without costs against Defendant. Second, to require that the trier of fact determine the claims and defenses and damages, if any. Third, to award defendant its costs and attorneys' fees incurred in connection with the lawsuit. Finally, to award such further relief as the Court deems just and equitable. CBACP claims the Complaint fails to state a claim against CBAPC upon which relief may be granted and therefore the Complaint should be dismissed as to CBACP. Because the likelihood of an unfavorable outcome cannot be determined, no amounts have been accrued with respect to this Complaint.

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

On July 13, 2005, the Company entered into five year employment agreements with two executive officers. Pursuant to the employment agreements, the Chief Financial Officer, ("CFO") and the Chief Technology Officer ("CTO") of the Company each receive annual salaries of $96,000 through December 31, 2005, increasing to $108,000 as of January 1, 2006 and to $120,000 as of January 1, 2007. The salaries are adjusted in accordance with changes in the cost of living index. The CFO and CTO are entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits and are subject to non-competition and confidentiality requirements.

(8) INCOME TAXES

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

(9) SALES CONTRACTS

The Company has sales contracts totaling approximately $35,700 and $63,900 as of June 30, 2005 and 2004, respectively, relating to customers who have initiated a sale with the Company for which the Company has performed no services. In accordance with the Company's revenue recognition policy, these sales contracts are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as revenue and deferred revenue as the umbilical cord blood is processed and stored.

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

In March 2004, the Company cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $.25 per share followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share. The new Web Agreement expires in March 2006.

During the six-months ended June 30, 2005 and 2004, the Company incurred approximately $60,800 and $20,600, respectively, relating to the web development agreements. At June 30, 2005, the Company owed approximately $50,000 relating to these web development agreements which is included in due to shareholders in the accompanying financial statements.

During 2003, an officer of the Company contributed $5,354 to the Company to provide working capital.

In December 2003, the Company received $5,000 as a short term, non-interest bearing advance from an officer of the Company. This advance was repaid during 2004.

In June 2005, the Company received $17,700 as a short term, non-interest bearing advances from certain officers of the Company. These advances were repaid in June 2005.

(11) STOCK OPTION AGREEMENTS

During 2004, the Company entered into a series of stock option agreements with directors and certain employees of the Company. The agreements call for the issuance of a total of 1,600,000 options which vest over a 4-year period at an exercise price of $.25 per share.

During 2004, the Company entered into a stock option agreement in connection with a Web Development Agreement (see Note 10). The agreement calls for the issuance of 150,000 options which vest over a 4-year period at an exercise price of $.25 per share. In connection with these options issued, the Company recognized an expense of approximately $13,900.

In April 2005, the board of directors of the Company approved the Company's 2005 Stock Option Plan (the "Option Plan"), which authorized the issuance of up to 8,000,000 options to purchase shares of the Company's common stock to employees and directors of the company. During the six-months ended June 30, 2005, the Company issued an additional 8,250 options under the plan. The options issued have an exercise price of $.29 per share and vest over a 1-year period.

The following table summarizes stock option activity for the six months ended June 30, 2005. No stock options were exercised during the six months ended June 30, 2005.

                                                                WEIGHTED AVERAGE
                                             SHARES UNDER        EXERCISE PRICE
                                                OPTION             PER SHARE
                                            ----------------    ----------------
         Outstanding at December 31, 2004        1,750,000             $0.25
                                             -------------      ------------
           Granted                               1,028,168              0.29
           Exercised                                    --                --
           Expired/forfeited                            --                --
                                             -------------      ------------
         Outstanding at June 30, 2005            2,778,168             $0.25
                                             =============      ============
The following table summarizes stock option activity for the six months ended June 30, 2004. No stock options were exercised during the six months ended
June 30, 2004.

                                                                WEIGHTED AVERAGE
                                             SHARES UNDER        EXERCISE PRICE
                                                OPTION             PER SHARE
                                            ----------------    ----------------
         Outstanding at December 31, 2003                0             $0.25
                                             -------------      ------------
           Granted                               1,750,000              0.25
           Exercised                                    --                --
           Expired/forfeited                            --                --
                                             -------------      ------------
         Outstanding at June 30, 2004            1,750,000             $0.25

The weighted average fair value at the date of grant for the options granted during the three months ended June 30, 2005 was approximately $.29 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

         Risk free interest rate                                4.10%
         Expected life                                       10 years
         Dividend yield                                            0%
         Volatility                                           128.34%

The following table summarizes the stock options outstanding and exercisable at June 30, 2005:

                                    OUTSTANDING                                                    EXERCISABLE
                                    -----------                                                    -----------
                                             WEIGHTED AVERAGE
                                          REMAINING CONTRACTUAL    WEIGHTED AVERAGE                       WEIGHTED AVERAGE
   EXERCISE PRICE      NUMBER OF OPTIONS           LIFE             EXERCISE PRICE    NUMBER OF OPTIONS    EXERCISE PRICE
   --------------      -----------------  ---------------------     --------------    -----------------    --------------
       $ 0.25              1,750,000        8 years, 8 months           $ 0.25                --               $ 0.25
       $ 0.25              1,001,000        9 years, 6 months           $ 0.25                --               $ 0.25
       $ 0.34               18,918          9 years, 9 months           $ 0.34                --               $ 0.34
       $ 0.29                8,250               10 years               $ 0.29                --               $ 0.29

(12) PREFERRED STOCK

At inception, the Company had 5,000,000 shares of preferred stock authorized. In March 2004, the board of directors of the Company amended their articles of incorporation to establish a $.0001 par value for the preferred stock. No preferred stock has been issued.

(13) COMMON STOCK

In April 2005, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family Marketing, Inc. through a share exchange. The Company issued 95,200 shares of common stock for all of the outstanding shares of Family Marketing Inc. Family Marketing Inc. was owned by a member of the board of directors of the Company and is in the business of internet advertising. As a result of the acquisition, the company expects to position itself in front of more expectant families through Family Marketing's marketing channels. As a result of the purchase, goodwill of $12,077 was recognized and is included in the accompanying condensed consolidated balance sheet as of June 30, 2005.

In April 2005, the Company sold 197,500 shares of our common stock through a private placement. The shares were sold for a total of $20,085.

On April 6, 2005, the Company issued 1,000,000 shares of our common stock to Bergen Community Regional Blood Center for blood banking services. The value of the stock on the date of issuance was $200,000.

On April 8, 2005, the Company issued 1,000,000 shares of our common stock to Digital Wall Street in return for investor relations conference services. The value of the stock on the date of issuance was $200,000.

On May 3, 2005, the Company issued 800,000 shares of our common stock to the CFO and CTO as compensation. The value of the stock on the date of issuance was $64,000.

On May 5, 2005, the Company issued 72,500 shares to Premier Funding for $7,500 in investor relations services performed from February 2005 through April 2005.

On May 11, 2005, the Company issued 79,206 shares to Hearthstone Communications for $12,673 in web advertising services performed from December 2004 through February 2005.

On May 11, 2005, the Company issued 250,000 shares of common stock to Mike Lewis for investor relations performed during 2004. The services were valued at $62,500.

On June 3, 2005 the Company issued 20,000 shares of common stock to Cinapsys for investor conference attendance fees valued at $4,800.

On June 28, 2005, the Company issued 250,000 restricted shares in connection with a Placement Agency Agreement relating to due diligence efforts. These services were valued at 62,500.

(14) SEGMENT REPORTING

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprises report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company has three operating segments. Cord generates revenues related to the preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the six-month period ended June 30, 2005:

                         UMBILICAL CORD     RADIO/TV         INTERNET                       CONSOLIDATED
                             BLOOD         ADVERTISING     ADVERTISING    SEGMENTS TOTAL       TOTAL
                         --------------    -----------     -----------    --------------    ------------
Revenue from External
Customers                 $   585,832      $   888,865          10,699     $ 1,485,396      $ 1,485,396
Interest Expense              134,352            6,357               0         140,709          140,709
Depreciation and
Amortization                    4,666              141               0           4,807            4,807
Segment Income (Loss)      (2,379,725)         110,506           5,886      (2,263,333)      (2,263,333)
Segment Assets            $   175,037      $    39,477          22,670     $   237,184      $   237,184
                          ===========      ===========     ===========     ===========      ===========

The table below presents certain financial information by business segment for the six-month period ended June 30, 2004:


                         UMBILICAL CORD     RADIO/TV                         CONSOLIDATED
                             BLOOD         ADVERTISING     SEGMENTS TOTAL       TOTAL
                         --------------    -----------     --------------    ------------
Revenue from External
Customers                 $   250,256      $   378,193      $   628,449      $   628,449
Interest Expense                2,079           11,782           11,782           11,782
Depreciation and
Amortization                        0                0                0                0
Segment Income (Loss)        (449,950)          38,613         (411,337)        (411,337)
Segment Assets            $    43,389      $    46,451      $    89,840      $    89,840
                          ===========      ===========      ===========      ===========

The table below presents certain financial information by business segment for the three-month period ended June 30, 2005:

                         UMBILICAL CORD     RADIO/TV         INTERNET                       CONSOLIDATED
                             BLOOD         ADVERTISING     ADVERTISING    SEGMENTS TOTAL       TOTAL
                         --------------    -----------     -----------    --------------    ------------
Revenue from External
Customers                 $   251,164      $   403,719          10,699     $   665,582      $   665,582
Interest Expense            90,818.28            3,285               0          94,103           94,103
Depreciation and
Amortization                    3,171                0               0           4,807            4,807
Segment Income (Loss)      (1,319,492)          80,216           5,886      (1,233,390)      (1,233,390)
Segment Assets            $   175,037      $    39,477     $    22,670     $   237,184      $   237,184
                          ===========      ===========     ===========     ===========      ===========

The table below presents certain financial information by business segment for the three-month period ended June 30, 2004:


                         UMBILICAL CORD     RADIO/TV                         CONSOLIDATED
                             BLOOD         ADVERTISING     SEGMENTS TOTAL       TOTAL
                         --------------    -----------     --------------    ------------
Revenue from External
Customers                 $   148,264      $   173,929      $   322,193      $   322,193
Interest Expense                    0            5,429            5,429            5,429
Depreciation and
Amortization                        0                0                0                0
Segment Income (Loss)         278,006           12,078         (165,928)         265,928)
Segment Assets            $    43,389      $    46,451      $    89,840      $    89,840
                          ===========      ===========      ===========      ===========

(15) SUBSEQUENT EVENTS

COMMON STOCK

On July 1, 2005, the Company issued options to purchase 98,331 shares of our common stock to officers of the company for short term loans made to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, the Company issued options to purchase 138,888 shares of common stock to Gecko Media, Inc. as compensation for carrying balances of past due invoices. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, the Company issued options to purchase 19,722 shares of common stock to Family Marketing, LLC for previously carrying past due amounts owed by the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, the Company issued options to purchase 250,000 shares of common stock to the CFO as compensation for services. The options vest in one year and have an exercise price of $0.25.

On July 1, 2005, the Company issued options to purchase 250,000 shares of common stock to the CTO as compensation for services. The options vest in one year and have an exercise price of $0.25.

In July 2005, 1,000,000 warrants were exercised by Cornell Capital Partners. The warrants had an exercise price of $0.20.

In July 2005, the Company entered into two additional stock option agreements with officers of the Company. The agreements call for the issuance of a total of 500,000 options which vest over a 3-year period at an exercise price of $.25 per share. In July 2005, the Company entered into two additional stock option agreements with officers of the Company. The agreements call for the issuance of a total of 500,000 options which vest over a 3-year period at an exercise price of $.25 per share.

In July 2005, the Company issued options to purchase 400 shares of our common stock to an employee as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.25.

On July 6, 2005, 135,870 shares of common stock were issued to Cornell Capital Partners to repay $25,000 of a promissory note.

On July 12, 2005, 447,307 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.

On July 19, 2005, 569,217 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.

On July 26, 2005, 189,992 shares of common stock were issued to Cornell Capital Partners to repay $85,553 of a promissory note.

On August 3, 2005, 752,785 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.

NOTES AND LOANS PAYABLE

On July 13, 2005 Cornell Capital Partners issued a promissory note in the amount of $500,000. The principal amount of $500,000 was funded to Cord Blood America, Inc. ("the Company") on July 14, 2005. The promissory note is non-interest bearing unless and until there is an event of default. The note is due and payable on or before August 1, 2005. The Company shall make two weekly scheduled payments with the first payment due and payable on July 25, 2005, and the succeeding scheduled payment shall be due and payable on August 25, 2005. Payment was made on July 25, 2005 via stock.

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

The acquisition of the Cord Blood America, Inc.'s ("CBA") first subsidiary corporation, Cord Partners, Inc. ("Cord"), occurred on March 31, 2004. Active operations of Cord, commenced in January 2003. On November 12, 2004, the CBA formed its second subsidiary corporation, CBA Professional Services, Inc. ("Services"), as well as its third subsidiary, CBA Properties, Inc. ("Properties"). On February 28, 2005, the CBA acquired its fourth subsidiary corporation, Career Channel, Inc. d/b/a Rainmakers International ("Rain"). Rain commenced operations in March of 2001. Finally, on April 30, 2005, the CBA acquired its fifth subsidiary corporation, Family Marketing, Inc. ("Family"). Therefore, the CBA only has a limited operating history.

When used herein, the term "Company" refers to the combined business entities of CBA, Cord, Services, Properties, Rain, and Family unless context otherwise indicates.

INTERIM AND FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through June 30, 2005, the majority of the Company's revenues were derived from two of the Company's subsidiaries, Cord and Rain. Cord's revenues are comprised of the following products and services: an umbilical cord blood collection kit, transport of collected cord blood to Bergen Community Regional Blood Center, the testing, processing and first year of storage of the cord blood at the Bergen Community Regional Blood Center and general physician and customer support. These products and services are bundled and sold at a fixed fee of $1,695. Beginning in the second year, Cord's clients are billed for annual storage at $95 per year. This fee will continue to be billed annually for eighteen years or so long as the client chooses to store their cord blood.

The principal components of Cord's cost of services are: the cost of the umbilical cord blood collection kit, royalty payments to PharmaStem Therapeutics, Inc. ("PharmaStem"), payments for processing and storage services to Bergen Community Regional Blood Center, costs of transportation of the umbilical cord blood collection kit to the expectant family and costs of the transportation of the umbilical cord blood to Bergen Community Regional Blood Center. The bulk of Cord's cost of services are the royalty payments to PharmaStem and the cost of processing and storage services of Bergen Community Regional Blood Center. At present, PharmaStem receives royalties of $225 per sample collected and $25 annually for each sample stored. Bergen Community Regional Blood Center receives $578 for each sample collected and $50 per year for each sample of cord blood storage thereafter.

Rain is in the business of advertising. Rain's revenues are comprised of the following products and services. Fees from procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising. All consolidated financial information reported since inception includes that of Rain for comparative purposes.

Costs of services associated with the revenues of Rain are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising produced and media venue fees for sales leads generated via per inquiry advertising.

On April 30, 2005, the Company acquired Family Marketing, Inc. ("Family"). Family is in the business of internet advertising. Sources of revenue for Family include: lead generation for online advertisers, affiliate commissions, and email list marketing.

Costs of services associated with Family are "Pay per click" advertising, email list advertising, banner advertising, and directory submission fees.

The Company plans to continue the organic growth of its subsidiary, Cord, through continued improvement of internal processes, expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, Cord will be concentrating efforts on building additional sales channels through Obstetrics and Gynecological practices and other healthcare professionals, hospitals and other health care influencers. The Company also intends to experience growth through mergers and/or acquisitions of other stem cell preservation companies. The Company is currently exploring various acquisition opportunities and will continue to do so.

During the second quarter of 2005, the Company's management reduced marketing, combined internal and external sales departments reducing the sales department by two employees and reduced monthly legal retainer fees. Management cut back in these areas in an effort to reduce expenses without proportionately reducing revenue. It is management's desire to continue to increase revenue while working toward profitability.

Finally, the Company continues to implement growth strategies of its latest acquisitions, Rain and Family, as both companies have shown profitability in the past. The focus is on increasing revenues while keeping operating expenses to a minimum.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, the Company had revenues of $1,485,396 and a net loss of $2,263,333, as compared to revenues of $628,449 and a net loss of $411,337 for the six months ended June 30, 2004. Management believes that the Company can increase sales by increasing marketing efforts, growing the internal sales team and continuing to explore and test additional sales channels for the Company's services. Management believes the increase in revenue in the first half of 2005 is due in part to the price increase for cord blood enrollment and processing in January 2005 from $1,595 to $1,695. The Company also increased sales through consistent communication with prospective customers through telephone, direct mail and e-mail, continued advertising through print media as well as on the internet. The Company redesigned the packaging of the cord umbilical cord blood collection kit to increase awareness of the Cord Partners brand in hospitals and among consumers. The Company also hired and retained additional salespeople in March 2005 in order to contact an increased number of prospective clients and schedule more frequent follow-ups. Additionally, the Company dedicated new resources in 2005 to the expansion of Rain and Family.

For the six months ended June 30, 2005, the cost of services was $1,086,594 as compared to $458,532 for the six months ended June 30, 2004. For the six months ended June 30, 2005, gross profit was $398,802 and gross profit percentage was 27%. For the six months ended June 30, 2004, gross profit was $169,917 and gross profit percentage was also 27%.

For the six months ended June 30, 2005, administrative and selling expenses were $2,521,426, as compared to $569,872 for the six months ended June 30, 2004. Administrative and selling expenses increased as a result of several factors. First, the Company added and retained eight new employees since the six months ended June 30, 2004. The Company also hired two executive officers on June 1, 2004. Therefore, the Company incurred an increase in wage and payroll burden expense during the first half of 2005 of approximately $689,100 as compared to the same half in 2004. The addition of these employees contributed to the approximate $18,600 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. Independent contractor fees increased by approximately $22,400 in the fist half of 2005 as compared to the same half in 2004. Insurance expense increased by approximately $13,300 as the result of additional coverage required by the Patent License Agreement with PharmaStem and the addition of a Directors and Officers policy. The Company incurred approximately $205,000 in finance and bank related charges for fees on carried balances and fees from the addition of five bank accounts and three company credit cards. Expenses for development, maintenance and hosting of the Company's websites increased by approximately $61,400 per the Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $12,800. Additionally, the Company scaled its internet advertising across multiple websites, launched several e-mail campaigns and utilized extensive "pay per click" advertising channels which all contributed to the $16,400 increase in web advertising expense. The production of marketing materials and associated postage and delivery expenses increased by approximately $52,000 due to extensive distribution of consumer information guides, increased direct mailings and the dispersal of brochures to OB/GYN offices. In October 2004, the Company relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $31,400 in the first half of 2005. $4,500 in software and consulting fee expenses were incurred due to the customization of the Company's accounting and CRM system. During the first six months of 2005, an extensive audit was performed on Rain, which was acquired on February 28, 2005. The audit, as well as other public company obligations, contributed to the increase in professional fees for auditing and legal services of approximately $178,000. The Company also incurred approximately $371,300 in professional fees in relation to the Standby Equity Agreement. There were approximately $273,300 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. Of the expenses above, finance fees on carried balances, audit and legal fees related to the acquisition of Rain and professional fees related to the Standby Equity Agreement are non-recurring fees.

At June 30, 2005, the Company had current assets of $141,286 and current liabilities of $2,770,886, resulting in a working capital deficit of $2,629,600. At June 30, 2005, the Company had deferred revenue of $251,007, resulting from entering into contracts with expectant parents pertaining to products or services that had not yet been provided or contracts for the delivery of per inquiry leads that have not yet been delivered.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

For the three months ended June 30, 2005, the Company had revenues of $665,582 and a net loss of $1,233,390, as compared to revenues of $322,193 and a net loss of $265,928 for the three months ended June 30, 2004. Management believes the Company can increase sales by increasing marketing efforts, growing the internal sales team and continuing to explore and test additional sales channels for the Company's services. The Company believes the increase in revenue in the second quarter of 2005 as compared to the same period in 2004 is due in part to the price increase for cord blood enrollment and processing in January 2005 from $1,595 to $1,695. The Company also increased sales through consistent communication with prospective customers through telephone, direct mail and e-mail, continued advertising through print media as well as on the internet. The Company redesigned the packaging of the Cord umbilical cord blood collection kit to increase awareness of the Cord Partners brand in hospitals and among consumers. The Company also hired and retained additional salespeople for both Cord and Rain in March 2005 in order to contact an increased number of prospective clients and schedule more frequent follow-ups.

For the three months ended June 30, 2005, the cost of services was $480,729, as compared to $242,493 for the three months ended June 30, 2004. For the three months ended June 30, 2005, gross profit was $184,853 and gross profit percentage was 28%, as compared to gross profit of $79,700 and gross profit percentage of 25% for the comparable period of 2004. For the three months ended June 30, 2005, the cost of services increased as the number of customers choosing to utilize the Company's services increased over the comparable period in 2004. For the three months ended June 30, 2005, the medical courier fees increased slightly and the Company was unable to take advantage of the early payment discount offered by the cord blood lab. The increased costs lead to the decrease in gross profit percentage.

For the three months ended June 30, 2005, administrative and selling expenses were $1,324,140, as compared to $340,199 for the three months ended June 30, 2004. Administrative and selling expenses increased as a result of several factors. First, the Company added and retained eight new employees since the three months ended June 30, 2004. The Company also hired two executive officers on June 1, 2004. Therefore, the Company incurred an increase in wage and payroll burden expense during the second quarter of 2005 of approximately $318,300 as compared to the same quarter in 2004. The addition of these employees contributed to the approximate $6,600 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. Insurance expense increased by approximately $1,900 as the result of an increase in fees in the general liability policy. The Company incurred approximately $203,000 in finance and bank related charges for fees on carried balances and fees from the addition of five bank accounts and three company credit cards. Expenses for development, maintenance and hosting of the Company's websites increased by approximately $45,700 per the Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $6,400. The Company scaled back its print and web advertising by $37,000 in the second quarter of 2005 in an effort to reduce its cost per sale. The production of marketing materials and associated postage and delivery expenses increased by approximately $26,100 due to extensive distribution of consumer information guides, increased direct mailings and the dispersal of brochures to OB/GYN offices. In October 2004, the Company relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $9,500 in the second quarter of 2005. Beginning in March 2005 and extending through the second quarter of 2005, an extensive audit was performed on Rain, which was acquired on February 28, 2005. The audit, as well as other public company obligations, contributed to the increase in professional fees for auditing and legal services of approximately $107,100. The Company also incurred approximately $86,600 in professional fees in relation to the Standby Equity Agreement. There were also $205,800 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. Of the expenses above, finance fees on carried balances, audit and legal fees related to the acquisition of Rain and professional fees related to the Standby Equity Agreement are non-recurring fees.

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

RISKS RELATED TO OUR BUSINESS

MANAGEMENT RECOGNIZES THAT ADDITIONAL FINANCING MUST BE RAISED TO FUND THE COMPANY'S ONGOING OPERATIONS AND IMPLEMENT ITS BUSINESS PLAN OR THE COMPANY COULD BE FORCED TO CURTAIL OR CEASE OPERATIONS

It is imperative that the Company obtain debt and/or equity financing to implement its business plan and to finance ongoing operations. There can be no assurance that any new capital will be available or that adequate funds will be sufficient for operations, whether from financial markets, or that other arrangements will be available when needed or on terms satisfactory to management. The failure to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations and may hinder the ability to expand the business. Any additional financing may involve dilution to then-existing shareholders, which could result in a decrease in the price of the Company's shares.

Currently, the Company is dependent upon external financing to fund operations. The Company's financing needs are, in large part, provided by the Standby Equity Distribution Agreement. The amount of each advance under the Equity Distribution Agreement is subject to a maximum amount equal to $250,000. Because of this maximum advance restriction, the Company may not be able to access sufficient funds when needed. If the market price of the Company's shares of common stock declines, the Company would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if the stock price were higher.

THE COMPANY HAS BEEN THE SUBJECT OF A GOING CONCERN OPINION BY ITS INDEPENDENT AUDITORS WHICH HAVE RAISED SUBSTANTIAL DOUBT AS TO THE ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements have been prepared assuming it will continue as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of $4,289,098 as of June 30, 2005. In addition, for the six-months ended June 30, 2005 the Company has consumed cash in its operating activities of $786,540 and has a working capital deficit of $2,629,600 as of June 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Assurances cannot be given that adequate financing can be obtained to meet the Company's capital needs. If the Company is unable to generate profits and unable to continue to obtain financing to meet its working capital requirements, it may have to curtail business sharply or cease operations altogether. The continuation as a going concern is dependent upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and the Company may have to cease operations.

IF UMBILICAL CORD BLOOD PROCESSING AND STORAGE SERVICES DO NOT ACHIEVE CONTINUED MARKET ACCEPTANCE, THE COMPANY WILL NOT BE ABLE TO GENERATE REVENUE NECESSARY TO SUPPORT THE BUSINESS, WHICH COULD RESULT IN A TERMINATION OF OPERATIONS

The Company anticipates that service fees from the processing and storage of umbilical cord blood will comprise a large portion of its revenues for the foreseeable future and, therefore, future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of this service requires marketing expenditures and education and awareness of consumers and medical practitioners. The time and expense required to accomplish such education and awareness of umbilical cord blood services and its potential benefits could adversely affect market acceptance. Successful commercialization of the Company's services will also require it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers and to address potential resistance to recommendations of these services. If the Company is unable to gain market acceptance of its services, it will not be able to generate enough revenue to achieve and maintain profitability.

THE COMPANY MAY NOT BE ABLE TO INCREASE SALES OR OTHERWISE SUCCESSFULLY OPERATE ITS BUSINESS, WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON ITS FINANCIAL CONDITION

The Company believes that the key to its success is to increase sales of cord blood preservation services and thereby increase revenues and available cash. The Company's success in this regard will depend in large part on widespread market acceptance of cryopreservation of cord blood and its efforts to educate potential customers and sell its services. The efforts to increase the Company's sales and revenues could be adversely impacted by other risks to the business described below, including termination of the agreement with Bergen Community Regional Blood Center, a failure, discontinuance or disruption of the Bergen Community Regional Blood Center to preserve stored cord blood, termination of the agreement with PharmaStem and increased competition from other providers of cord blood storage services.

There can be no assurance that the Company will be able to increase its sales or effectively operate the business. To the extent the Company is unable to achieve growth in sales, it may continue to incur losses. There can be no assurance that the Company will be successful or make progress in the growth and operation of its business. Its current and future expense levels are based on operating plans and estimates of future sales and revenues and are subject to increase as the strategies are implemented. Even if sales grow, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the business, operating results and financial condition. Further, if the Company should substantially increase its operating expenses to increase sales and marketing, and increased revenues do not subsequently follow such expenses, its operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on the business. To the extent cost reduction efforts are implemented to align costs with revenue, revenue could be adversely affected.

THE COMPANY IS DEPENDENT UPON A THIRD PARTY FACILITY FOR THE STORAGE OF UMBILICAL CORD BLOOD; IF STORAGE ARRANGEMENTS TERMINATE FOR ANY REASON, THE COMPANY MAY NOT BE ABLE TO PROVIDE CORD BLOOD BANKING SERVICES FOR SOME PERIOD OF TIME

The Company does not own or operate a storage facility for umbilical cord blood. All cord blood collected from our customers is stored at Bergen Community Regional Blood Center in Paramus, New Jersey. If storage arrangements with Bergen Community Regional Blood Center terminate for any reason, then the Company may not be able to continue to provide cord blood banking services for some period of time. Even if the Company is able to negotiate an extension of the existing agreement or enter into one or more new agreements, it may not be able to obtain favorable terms.

A FAILURE IN THE PERFORMANCE OF THE CRYOPRESERVATION STORAGE FACILITY OR SYSTEMS COULD HARM THE BUSINESS AND REPUTATION

To the extent cryopreservation storage service is disrupted, discontinued or the performance is impaired, business and operations could be adversely affected. The Company stores all of its specimens at the Bergen Community Regional Blood Center in Paramus, New Jersey. Any failure, including network, software, hardware or equipment failure, that causes a material interruption or discontinuance in cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Specimen damage, including loss in transit to the Bergen Community Regional Blood Center facility, could result in litigation against the Company and reduced future revenue, which in turn could be harmful to the Company's reputation. While the agreement with Bergen Community Regional Blood Center requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount, such insurance coverage may not be adequate compensation for any losses that may occur due to any failures in the system or interruptions in the ability to maintain proper, continued, cryopreservation storage services. Any material disruption in the ability to maintain continued, uninterrupted storage systems could have a material adverse effect on the business, operating results and financial condition. The systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which there are not redundant systems or a formal disaster recovery plan and there may not be sufficient business interruption insurance to compensate for losses that may occur.

THE COMPANY IS DEPENDENT UPON A PATENT LICENSE AGREEMENT FOR CERTAIN TECHNOLOGY AND PROCESSES UTILIZED TO COLLECT, PROCESS AND STORE UMBILICAL CORD BLOOD; IF THE LICENSING ARRANGEMENT TERMINATES FOR ANY REASON, THE COMPANY MAY NOT BE ABLE TO COLLECT, PROCESS OR STORE UMBILICAL CORD BLOOD FOR SOME PERIOD OF TIME

Pursuant to the Patent License Agreement, Cord may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect or until they expire in 2010. If our licensing arrangement with PharmaStem terminates for any reason, then the Company may not be able to provide its cord blood banking services for some period of time. Even if the Company is able to negotiate a new agreement with PharmaStem, it may not be able to obtain favorable terms.

IF THE COMPANY DOES NOT OBTAIN AND MAINTAIN NECESSARY DOMESTIC REGULATORY REGISTRATIONS, APPROVALS AND COMPLY WITH ONGOING REGULATIONS, IT MAY NOT BE ABLE TO MARKET CORD BLOOD BANKING SERVICES

The cord blood banking services provided by the Company are currently subject to FDA regulations requiring infectious disease testing. The Cord Blood facility used by the Company has registered with the FDA as a cord blood banking service, listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. The Company believes that it is in compliance with existing regulatory requirements.

The Company may not be able to comply with any future regulatory requirements that may be imposed on it, including product standards that may be developed after the date hereof. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

Of the states in which the Company provides cord blood banking services, only New Jersey and New York currently require cord blood banks be licensed. The Cord Blood facility used by the Company is currently licensed to operate in these two states. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility or the Company, would have to obtain licenses to continue providing services in those states.

THE FDA COULD REQUIRE THE COMPANY TO OBTAIN APPROVAL OF ITS CORD BLOOD COLLECTION KITS

Consistent with industry practice, the Cord's cord blood collection kits have not been cleared as a medical device. The FDA has announced that it will implement more regulatory procedures for cord blood banking in January 2006. This new regulation may require medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This could increase costs and reduce profitability. The FDA could also require that the Company cease using the collection kit and require medical device pre-market notification clearance or approval prior to further use of the kits. This could cause the Company to cease operations for some period of time.

BECAUSE THE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS

The Company's success will depend, to a significant extent, upon its ability to enhance and expand the use and utility of its services so that it gains increased market acceptance. There can be no assurance that expectant parents will use its services or that its services will provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on the business, financial condition and results of operations. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells obsolete and unmarketable. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services the Company provides.

THE COMPANY'S INFORMATION SYSTEMS ARE CRITICAL AND A FAILURE OF THOSE SYSTEMS COULD MATERIALLY HARM IT

The Company depends on the ability to store, retrieve, process and manage a significant amount of information. If information systems fail to perform as expected, or if the Company suffers an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on the business.

THE CORD BLOOD BANKING MARKET IS INCREASINGLY COMPETITIVE

Cord blood banking and stem cell preservation is becoming an increasingly competitive business. The barriers to entry are relatively low. The Company faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Certain competitors have greater financial and other resources. Competitors with greater access to financial resources may enter this market and compete with the Company. In the event that the Company is not able to compete successfully, the business may be adversely affected and competition may make it more difficult to increase revenue and maintain existing business on terms that are favorable to the Company.

THE COMPANY COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OPERATIONS

The Company's success largely depends on the efforts and abilities of its Chief Executive Officer, Matthew L. Schissler. The loss of his services could materially harm the business because of the cost and time necessary to find his successor. Such a loss would also divert management's attention away from operational issues. The Company does not presently maintain key-man life insurance policies on its Chief Executive Officer. The Company also has other key employees who manage operations and if it were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than various competitors and may have fewer resources, it may not be able to attract the sufficient number and quality of staff.

THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN MARKETS WHERE COMPETITORS HAVE MORE RESOURCES

Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Cord Blood America. Based on total assets and annual revenues, the Company is significantly smaller than many competitors. Similarly, the Company competes against significantly larger and better-financed companies and may not be able to successfully compete in any market in which it conducts business currently or in the future. The Company competes with established competitors who have substantially greater financial resources and longer operating histories, this may enable them to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company can currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on the Company's revenues and profitability.

IF THE COMPANY IS UNABLE TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND SERVICES WHICH CHARACTERIZE THE INDUSTRY, ITS BUSINESS AND FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED

The business is directly impacted by changes in the Internet and website services industry. Changes in technology could affect the market for the Company's services and necessitate changes to those services. The Company believes that future success will depend largely on its ability to anticipate or adapt to such changes, to offer on a timely basis, services that meet these evolving standards and demand of its customers. The Company also believes that future success will depend upon how successfully it is able to respond to the rapidly changing technologies and products. There cannot be any assurance that the Company will be able to respond successfully to these or other technological changes, or to new products and services offered by current and future competitors. The Company cannot predict whether it will encounter delays or problems in these areas, which could have a material adverse affect on the business, financial condition and results of operations.

THE COMPANY MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT ITS POTENTIAL PROFITABILITY

Successful implementation of the Company's business strategy requires it to manage growth. Growth could place an increasing strain on management and financial resources. To manage growth effectively, the Company will need to:

         o    Establish definitive business strategies, goals and objectives.

         o    Maintain a system of management controls.

         o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If the Company fails to manage growth effectively, its business, financial condition or operating results could be materially harmed, and it's stock price may decline.

RISKS RELATED TO THE COMPANY'S STOCK

THE COMPANY'S COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT THE SHAREHOLDERS' ABILITY TO SELL SHARES OF THE COMPANY'S COMMON STOCK

Prior to this filing, there has been a limited public market for the Company's common stock and there can be no assurance that a more active trading market for its common stock will develop. An absence of an active trading market could adversely affect the shareholders' ability to sell their common stock in short time periods, or possibly at all. The Company's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock without regard to operating performance. In addition, management believes that factors such as quarterly fluctuations in financial results and changes in the overall economy or the condition of the financial markets could cause the price of the Company's common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that the Company will have poor results in the future. The Company cannot predict the actions of market participants and, therefore, can offer no assurances that the market for its stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

THE OWNERSHIP OF THE COMPANY'S COMMON STOCK IS CONCENTRATED IN THE HANDS OF ITS EXISTING DIRECTORS AND EXECUTIVE OFFICERS; AS A RESULT, YOU MAY NOT BE ABLE TO EXERT MEANINGFUL INFLUENCE ON SIGNIFICANT CORPORATE DECISIONS

The Company's directors and executive officers beneficially own, in the aggregate, approximately 56.4% of the Company's outstanding shares of common stock as of August 5, 2005. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of its assets. In addition, these persons, acting together, have the ability to control the management and affairs of the company. This concentration of ownership may harm the market price of the Company's common stock by delaying or preventing a change in control of the company at a premium price even if beneficial to other stockholders.

VARIOUS ANTI-TAKEOVER PROVISIONS ARE CONTAINED IN THE COMPANY'S AMENDED AND RESTATED ARTICLES OF INCORPORATION AND ITS AMENDED AND RESTATED BYLAWS; AS A RESULT, ANY TAKEOVER OF THE COMPANY MAY BE DELAYED OR DISCOURAGED AND THE ABILITY OF THE SHAREHOLDERS TO CHANGE THE DIRECTION AND MANAGEMENT OF THE COMPANY MAY BE DELAYED OR LIMITED

The Company's Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Mr. Vicente's term expires in 2005, Mr. Weir's term expires in 2006 and Mr. Schissler's term expires in 2007. The Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors. The Amended and Restated Bylaws provide, among other things, that nominations for election to the Company's Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. Such provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting the shareholders' ability to change the direction and management of the Company.

THE COMPANY IS SUBJECT TO PRICE VOLATILITY DUE TO ITS OPERATIONS MATERIALLY FLUCTUATING; AS A RESULT, ANY QUARTER-TO-QUARTER COMPARISONS IN ITS FINANCIAL STATEMENTS MAY NOT BE MEANINGFUL

As a result of the evolving nature of the markets in which the Company competes, as well as the current nature of the public markets and the Company's current financial condition, the Company believes that its operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, results of operations fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely be materially and adversely affected. You should not rely on the results of any interim period as an indication of the Company's future performance. Additionally, quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may cause the Company's quarterly results to fluctuate include, among others:

         o    the ability to retain existing clients and customers;

         o    the ability to attract new clients and customers at a steady rate;

         o    the ability to maintain client satisfaction;

         o    the extent to which products gain market acceptance;

         o    the timing and size of client and customer purchases;

         o    introductions of products and services by competitors;

         o    price competition in the markets in which the Company competes;

         o    the ability to attract, train, and retain skilled management;

         o the amount and timing of operating costs and capital expenditures relating to the expansion of the business, operations, and infrastructure; and

         o general economic conditions and economic conditions specific to media distribution and music.

SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT ITS STOCK PRICE AND LIMIT ITS ABILITY TO RAISE CAPITAL.

The Company is unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 37,447,417 shares of common stock outstanding as of August 5, 2005, 9,684,553 shares are, or will be, freely tradable without restriction, unless held by our "affiliates". The remaining 27,762,864 of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

AS ADVANCES ARE REQUESTED UNDER THE EQUITY DISTRIBUTION AGREEMENT, CORNELL CAPITAL PARTNERS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL ITS SHARES, WHICH MAY CAUSE THE PRICE OF CORD BLOOD AMERICA'S COMMON STOCK TO DECLINE

Cornell Capital Partners will purchase shares of the Company's common stock pursuant to the Equity Distribution Agreement at a purchase price that is less than the then-prevailing market price of the Company's common stock. Cornell Capital Partners will have an incentive to immediately sell any shares of the Company's common stock that it purchases pursuant to the Equity Distribution Agreement to realize a gain on the difference between the purchase price and the then-prevailing market price of the common stock. To the extent Cornell Capital Partners sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Cornell Capital Partners to sell greater amounts of common stock, the sales of which would further depress the stock price.

Cornell Capital Partners may be deemed to beneficially own the shares of common stock to be issued to Cornell Capital Partners corresponding to a particular advance notice from the Company even before such shares of common stock have been delivered to Cornell Capital Partners and may sell those shares before they have been delivered. Such sales may cause the Company's stock price to decline.

THE SELLING STOCKHOLDERS UNDER THE EQUITY DISTRIBUTION AGREEMENT INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE THE COMPANY'S STOCK PRICE TO DECLINE

The selling stockholders intend to sell in the public market 27,800,859 shares of common stock. Such sales may cause the Company's stock price to decline. Our officers and directors and those shareholders who are significant shareholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations.

THE SALE OF THE COMPANY'S STOCK UNDER THE EQUITY DISTRIBUTION AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF THE STOCK PRICE

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market's ability to take up the increased stock or if the Company has not performed in such a manner to show that the equity funds raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock. Under the terms of the Equity Distribution Agreement, the Company may request numerous cash advances. Even if it uses the cash advances to grow revenues and profits or invest in assets that are materially beneficial, the opportunity exists for short sellers and others to contribute to the future decline of the Company's stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the Company's stock, the price will likely decline.

THE COMPANY'S COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

The Company's common stock is deemed to be "PENNY STOCK" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the stock price to decline. Penny stocks are stock:

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

THE COMPANY MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED

The company is dependent on external financing to fund operations. Its financing needs are expected to be substantially provided from the Equity Distribution Agreement it has signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the Company is limited to a maximum cash advance of $250,000 during any seven trading day period. Based on an assumed common stock price of $0.196 per share, the Company will be able to draw a total amount of $5,000,000 in gross proceeds under the Equity Distribution Agreement. This amount will utilize all of the 25,510,204 shares of common stock registered for the Equity Distribution Agreement. If the actual average price at which shares of common stock are sold under the Equity Distribution Agreement is less than $0.196 per share, the Company would need to register additional shares to fully utilize the funds available under the Equity Distribution Agreement.

THE COMPANY MAY NOT BE ABLE TO OBTAIN A CASH ADVANCE UNDER THE EQUITY DISTRIBUTION AGREEMENT IF CORNELL CAPITAL PARTNERS HOLDS MORE THAN 9.9% OF IT'S COMMON STOCK

In the event Cornell Capital Partners holds more than 9.9% of the Company's then-outstanding common stock, it will be unable to obtain a cash advance under the Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of the Company's outstanding common stock at a time when it would otherwise plan to make an advance under the Equity Distribution Agreement. In that event, if the Company is unable to obtain additional external funding or generate revenue from the sale of its products, it could be forced to curtail or cease operations.

LIQUIDITY AND CAPITAL RESOURCES

We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At June 30, 2005, we had a working capital deficit of $2,629,600. Although no assurances can be given, we believe that our cash flow deficit will decrease as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

On June 30, 2005, the Company held accounts receivable (net of allowance for doubtful accounts) of $107,380. Accounts receivable are generally kept current through punctual collection efforts.

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

On September 17, 2004, we entered into a Loan Agreement with the same unaffiliated party. Pursuant to that agreement, we borrowed an additional $250,000. The loan bears interest at 10% per annum and is unsecured. If the $500,000 loan referred to above is paid in full, then commencing on the first to occur of the date of such payment or February 15, 2005, and continuing on the fifteenth day of each calendar month through and including August 15, 2005, we are obligated to continue to pay to the lender an amount equal to 5% of our consolidated gross revenues for the immediately preceding calendar month. The Company has not re-paid the First Note and is currently negotiating new repayment terms. The agreement also includes warrants issued to the lender to purchase 500,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price of $0.1875.

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

On March 22, 2005, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, the

Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5,000,000. The purchase price for our shares is equal to 98%, or a 2% discount, of the offering price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $250,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,239,029 shares of common stock issued as a one-time commitment fee under the Equity Distribution Agreement on March 22, 2005. Cornell Capital Partners will be paid a fee equal to 5% of each advance, which will be retained by Cornell Capital Partners from each advance. On March 22, 2005, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 51,626 restricted shares of common stock equal to approximately $10,000 based on the market price of the stock at the time of issuance. We intend to use the advances under the Equity Distribution Agreement to assist in the offset of our current cash flow difficulties.

On March 24, 2005, Cord Partners sold $94,682 in future credit card receivables to a third party, AdvanceMe Inc., for the purchase price of $70,000. 17% of all Visa and MasterCard sales will be automatically deducted by AdvanceMe, Inc. until $94,682 is received.

On April 27, 2005, the Company issued a promissory note to Cornell Capital Partners in the amount of $350,000. The promissory note accrued interest at a rate of 12% per annum and is due and payable nine months from the date of issuance. On April 28, 2005, $175,000 of the $350,000 loan was funded. Pursuant to the terms of the note the Company issued Cornell Capital Partners a detachable warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The estimated relative fair value of the warrants of approximately $123,000 was recorded as a debt discount and is being amortized to interest expense over the term of the promissory note. In July 2005, Cornell Capital Partners exercised it's right to purchase 1,000,000 shares at $0.20 per share.

On June 21, 2005, the Company issued an Amended and Restated Promissory Note to Cornell Capital Partners in the amount of $600,000 which replaced the Promissory Note dated April 27, 2005 and received $300,000 towards this amended and restated Promissory Note. The Promissory Note accrues interest at 12% per annum. Subsequent to year-end, the promissory notes were re-paid through share issuances (see Note 15).

On July 13, 2005, a second Promissory note was issued to Cornell Capital Partners in the amount of $500,000. The promissory note is non-interest bearing unless and until there is an event of default. The note is due and payable on or before August 1, 2005. $250,000 of the note has been repaid through the issuance of free trading shares. The Company shall make one additional scheduled payment in the amount of $250,000 in free trading shares on August 25, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation and with the addition of accounting personnel, there were changes made in the Company's internal controls to increase the separation of duties.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2005, Kenneth D. Worth, who previously alleged a number of private cord blood banks, including Cord Partners, had made fraudulent claims in connection with the marketing of their cord blood banking services, was granted the request for dismissal of his appeal. The Plaintiff is responsible for paying $22,911 and $220 per month over two years for Cord Partners' attorney's fees.

In June 2005, the Company received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming Cord Blood America and Cord Partners (collectively "CBACP") as defendants. The complaint alleges that the defendants owe Merrill Corporation, the Plaintiff, $101,738 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable.

CBACP, through its attorneys of record, has answered the Plaintiff's Complaint and asserted affirmative defenses. CBACP asks the Court to first, dismiss Plaintiffs' Complaint with prejudice and without costs against Defendant. Second, to require that the trier of fact determine the claims and defenses and damages, if any. Third, to award defendant its costs and attorneys' fees incurred in connection with the lawsuit. Finally, to award such further relief as the Court deems just and equitable. CBACP claims the Complaint fails to state a claim against CBAPC upon which relief may be granted and therefore the Complaint should be dismissed as to CBACP.

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

In February 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Career Channel, Inc., also known as RainMakers, International, through a share exchange. Because Rain and Cord were entities under common control, this transaction was be accounted for in a manner similar to a pooling of interests. We issued 3,656,000 shares of common stock for all of the outstanding shares of Rain.

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

In April 2005, the Company sold 197,500 shares of our common stock through a private placement. The shares were sold for a total of $20,085.

On April 6, 2005, the Company issued 1,000,000 shares of our common stock to Bergen Community Regional Blood Center as for blood banking services. The value of the stock on the date of issuance was $200,000.

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

On June 3, 2005 the Company issued 20,000 shares of common stock to Cinapsys for investor conference attendance fees valued at $4,800.

On June 28, 2005, the Company issued 125,000 restricted shares to Jesse Shelmire to partially compensate Stonegate Securities for its initial due diligence efforts. Jesse Shelmire was named by Stonegate as a designee.

On June 28, 2005, the Company issued 125,000 restricted shares to Scott Griffith to partially compensate Stonegate Securities for its initial due diligence efforts. Scott Griffith was named by Stonegate as a designee.

In June 2005, the Company issued options to purchase 8,250 shares of our common stock to employees as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.29.

In July, 2005, 1,000,000 warrants were exercised by Cornell Capital Partners. The warrants had an exercise price of $0.20.

On July 1, 2005, the Company issued options to purchase 138,888 shares of common stock to Gecko Media, Inc. as compensation for carrying balances of past due invoices. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, the Company issued options to purchase 19,722 shares of common stock to Family Marketing, LLC for previously carrying past due amounts owed by the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, the Company issued options to purchase 250,000 shares of common stock to Sandra Smith in return for her service as Chief Financial Officer. The options vest one year from the issue date and have an exercise price of $0.25.

On July 1, 2005, the Company issued options to purchase 250,000 shares of common stock to Noah Anderson in return for his service as Chief Technology Officer. The options vest one year from the issue date and have an exercise price of $0.25.

In July 2005, the Company issued options to purchase 400 shares of our common stock to an employee as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.25.

On July 5, 2005, the Company issued options to purchase 98,331 shares of our common stock to officers of the company for short term loans made to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 6, 2005, 135,870 shares of common stock were issued to Cornell Capital Partners to repay $25,000 of a promissory note.*

On July 12, 2005, 447,307 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.*

On July 19, 2005, 569,217 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.*

On July 26, 2005, 189,992 shares of common stock were issued to Cornell Capital Partners to repay $85,553.42 of a promissory note.*

On August 3, 2005, 752,785 shares of common stock were issued to Cornell Capital Partners to repay $250,000 of a promissory note.*

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Cord Blood's securities.

* The shares described were registered with the Registration Statement under the Securities Act of 1933 on Form SB-2. The registration statement was filed with the Securities and Exchange Commission on May 2, 2005 and was accepted on May 9, 2005.

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

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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

10.21               Promissory Note to Cornell Capital Partners for      Filed as an exhibit on Form SB-2 filed on May 5,
                    $350,000                                             2005

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
10.22               Warrant for 1,000,000 shares of common stock to      Filed as an exhibit on Form SB-2 filed on May 5,
                    Cornell Capital Partners                             2005

10.23               Pledge and Escrow Agreement with Cornell Capital     Filed as an exhibit on Form SB-2 filed on May 5,
                    Partners                                             2005

14.1                Code of Ethics                                       Filed as an exhibit on Form SB-2 filed on May 5,
                                                                         2005

23.1                Consent of Kirkpatrick & Lockhart Nicholson          Filed as an exhibit on Form SB-2 filed on May 5,
                    Graham, LLP                                          2005

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

         Current Report on Form 8-K, dated June 9, 2005, reporting Items 2.02 and 9.01 relating to a press release announcing the filing of the Quarterly Report on Form 10-QSB for the first quarter of 2005.

         Current Report on Form 8-K, dated June 21, 2005, reporting Items 2.02 and 9.01 relating to a press release announcing financial results for the three months ended March 31, 2005.

         Current Report on Form 8-K, dated June 24, 2005, reporting Items 2.02, 2.04, 7.01 and 9.01 relating to the disclosure of investor relation materials, an amended and restated promissory note in the amount of $600,000 and a press release announcing an address to investors through webcast by Chairman and CEO, Matthew Schissler

         Current Report on Form 8-K, dated June 28, 2005, reporting Items 5.02 relating to the re-election of Matthew L. Schissler as Chairman of the Board.

         Current Report on Form 8-K, dated June 29, 2005, reporting Items 7.01 and 9.01 relating to a press release announcing PennyStockChat.com selected Cord Blood America as a top 2005 Stock Pick of the Year.

         Current Report on Form 8-K, dated July 6, 2005, reporting Items 7.01 and 9.01 relating to a press release announcing the launch of the Partners' Circle Marketing Program.

         Current Report on Form 8-K, dated July 7, 2005, reporting Items 2.04 and 9.01 relating to the issuance of an Amendment Agreement by Cornell Capital Partners.

         Current Report on Form 8-K, dated July 13, 2005, reporting Items 1.01,
         5.02 and 9.01 relating to the Company entering into two five year employment agreements and Gayl Rogers Chrysler's acceptance to serve as Board Member.

         Current Report on Form 8-K, dated July 21, 2005, reporting Items 2.02, 2.04, 7.01 and 9.01 relating to a press release providing a corporate update to shareholders, a press release announcing the Chairman and CEO of the Company will present at an investor conference and the issuance of a promissory note in the amount of $500,000.

         Current Report on Form 8-K, dated July 26, 2005, reporting Items 2.02,
         7.01 and 9.01 relating to the disclosure of a Power Point to be presented to potential investors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORD BLOOD AMERICA, INC.


Date:    August 22, 2005              By: /s/Matthew L. Schissler
                                          -----------------------
                                          Matthew L. Schissler,
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/Sandra D. Smith
                                          ------------------
                                          Sandra D. Smith,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)