Form 10QSB/A
period 2005-06-30
Cord Blood America, Inc.
filed 2005-09-02
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                  FORM 10-QSB/A
             (Amending Part I - Items 1, Note 2, Note 7 and Note 14)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to amend Part I - Items 1,
Note 7 and Note 14 of the Company's Quarterly Report on Form 10-QSB for the six-months ended June 30, 2005, filed on August 22, 2005 (the "Original 10-QSB"). This Amendment No. 1 updates only the information regarding the Company's Statement of Cash Flows in Part I, Item 1, the Company's Agreements in
Part I, Note 7, and the Company's Segment Reporting in Part I, Note 14. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB/A

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                  June 30, 2005

                                     ASSETS
Current assets:
     Cash                                                                $    33,906
     Accounts receivable, net of allowance for
         doubtful accounts of $37,752                                        107,380
                                                                         -----------

             Total current assets                                            141,286

Property and equipment, net                                                   19,128
Deposits                                                                      21,392
Goodwill                                                                      12,077
Other assets                                                                  26,861
                                                                         -----------

             Total assets                                                $   220,744
                                                                         ===========

                         LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accounts payable                                                    $   736,168
     Accrued expenses                                                        232,962
     Deferred revenue                                                        251,007
     Due to stockholders                                                     149,379
     Capital lease obligations, current portion                                4,683
     Loan payable                                                             38,638
     Promissory notes payable, net of unamortized discount of $116,951     1,358,049
                                                                         -----------

             Total current liabilities                                     2,770,886

Capital lease obligations, net of current portion                              3,847
                                                                         -----------

             Total liabilities                                             2,774,733

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                             --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized 35,105,031 shares issued and outstanding                   3,511
     Additional paid-in capital                                            1,731,598
     Accumulated deficit                                                  (4,289,098)
                                                                         -----------

             Total capital deficit                                        (2,553,989)
                                                                         -----------

             Total liabilities and capital deficit                       $   220,744
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

    See the accompanying notes to condensed consolidated financial statements

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                For the six-months ended June 30, 2005 and 2004

                                                                     SIX-MONTH        SIX-MONTH
                                                                    PERIOD ENDED     PERIOD ENDED
                                                                   JUNE 30, 2005    JUNE 30, 2004
                                                                   -------------    -------------
Cash flows from operating activities:
    Net loss                                                        $(2,263,333)        (411,337)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock and stock options for services             1,099,868           15,000
         Provision for uncollectible accounts                             6,437            1,195
         Depreciation                                                     4,807               --
         Amortization of discount on warrants                            69,221               --
         Changes in operating assets and liabilities:
         Accounts receivable                                            (10,308)         (39,414)
         Deposits                                                        (1,392)              --
         Prepaid and other assets                                       (24,799)          13,527
         Accounts payable                                               345,930          (48,463)
         Accrued expenses                                               (38,256)          86,091
         Deferred revenue                                                25,285           94,501
                                                                    -----------      -----------

         Net cash used in operating activities                         (786,540)        (288,900)

Cash flows from investing activities:
    Purchase of property and equipment                                   (4,483)              --
    Redemtion of certificates of deposit                                 75,000               --
                                                                    -----------      -----------

         Net cash provided by investing activities                       70,517               --

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                         545,000           21,000
    Payments of notes payable                                           (31,362)            (122)
    Payments on capital lease obligations                                (1,317)              --
    Net Repayments on Line of Credit                                     (6,484)         (14,403)
    Proceeds from advance from officer                                   50,791           28,441
    Payments on advance from officer                                         --          (30,433)
    Proceeds from issuance of common stock                               73,085          255,000
                                                                    -----------      -----------

         Net cash provided by financing activities                      629,713          259,483
                                                                    -----------      -----------

         Net decrease in cash                                           (86,310)         (29,417)

Cash, at beginning of period                                            120,216           48,226
                                                                    -----------      -----------

Cash, at end of period                                              $    33,906           18,809
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
                                                                    =========               ==

Supplemental disclosures of non-cash investing and
    financing activities:
    Discount on issuance of debt with detachable warrants             123,147                --
                                                                    =========                ==

    Issuance of shares for the acquisition of Family                   16,184                --
                                                                    =========                ==
      Marketing, Inc.

    Acquisition of computer equipment under capital
      lease obligations                                             $   2,058                --
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

The effect of such reclassification on the Company's net revenue for the three and six months ended June 30, 2004 is as follows:

                                                THREE-MONTH         SIX-MONTH
                                               PERIOD ENDED       PERIOD ENDED
                                               JUNE 30, 2004      JUNE 30, 2004
                                               -------------      --------------
         Revenue, as previously reported          $273,017          $545,677
         Impact of reclassification to
           reflect gross revenue presentation       49,176            82,772
                                                  --------          --------
         Revenue, as reclassified                  322,193           628,449
                                                  ========          ========

Our revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement to fund its working capital needs. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business. In addition, the Company is exploring alternate ways of generating revenues through franchising its existing business model and acquiring other businesses intended to diversify its revenue streams. The ongoing execution of the Company's business plan is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

Accumulated amortization and amortization expense amounted to $4,177 as of and for the six months ended June 30, 2005. Amortization expense is included as a component of depreciation expense. As of June 30, 2005, future minimum lease payments under capital lease obligations are as follows:

         TWELVE-MONTHS ENDED JUNE 30,
         ----------------------------
         2006                                                        $  4,683
         2007                                                           4,546
         2008                                                           1,959
                                                                     --------
         Total minimum lease payments                                  11,188
         Less amounts representing interest                            (2,667)
                                                                     --------
                                                                        8,521
                                                                     ========

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

At June 30, 2005, $978,831 was outstanding on the First, Second and Third notes combined. During the six month period ended June 30, 2005, approximately $72,500 of interest has been incurred and approximately $30,500 has been paid on these notes. At June 30, 2005, approximately $42,000 of interest is included in accrued expenses in the accompanying balance sheet.

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

In March 2004, the Company entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against the Company for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in the year 2010. During the three months ended June 30, 2005 and 2004, the Company incurred approximately $43,900 and $22,000 respectively in royalties relating to the Patent License Agreement. During the six months ended June 30, 2005 and 2004, the Company incurred approximately $95,500 and $40,300 respectively, in royalties relating to the Patent License Agreement. At June 30, 2005, approximately $144,000 is included in accounts payable relating to these fees.

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

LITIGATION

In June 2005, Kenneth D. Worth, who previously alleged a number of private cord blood banks, including Cord Partners, had made fraudulent claims in connection with the marketing of their cord blood banking services, was granted the request for dismissal of his appeal. The Plaintiff is responsible for paying $22,911 and $220 per month over two years for Cord Partners' attorney's fees. Collection of these amounts has not been determined; therefore no receivable has been recorded at June 30, 2005.

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

In June 2005, the Company received $17,700 as a short term, non-interest bearing advances from certain officers of the Company. These advance's were repaid in June 2005.

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

In April 2005, the board of directors of the Company approved the Company's 2005 Stock Option Plan (the "Option Plan"), which authorized the issuance of up to 8,000,000 options to purchase shares of the Company's common stock to employees and directors of the company. During the three-months ended June 30, 2005, the Company issued an additional 8,250 options under the plan. The options issued have an exercise price of $.29 per share and vest over a 1-year period.

The following table summarizes stock option activity for the three months ended June 30, 2005. No stock options were exercised during the three months ended June 30, 2005.

                                                                WEIGHTED AVERAGE
                                             SHARES UNDER        EXERCISE PRICE
                                                OPTION             PER SHARE
                                            ----------------    ----------------
         Outstanding at March 31, 2005           2,769,918             $0.25
                                             -------------      ------------
           Granted                                   8,250              0.29
           Exercised                                    --                --
           Expired/forfeited                            --                --
                                             -------------      ------------
         Outstanding at June 30, 2005            2,778,168             $0.25
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

                          UMBILICAL CORD     RADIO/TV        INTERNET       SEGMENTS        CONSOLIDATED
                              BLOOD        ADVERTISING     ADVERTISING        TOTAL             TOTAL
                          -----------      -----------     -----------     -----------      -----------
Revenue from External     $   585,832      $   888,865     $    10,699     $ 1,485,396      $ 1,485,396
Customers
Interest Expense              134,352            6,357               -         140,709          140,709
Depreciation and
Amortization                    4,666              141               -           4,807            4,807
Segment Income (Loss)      (2,379,725)         110,506           5,886      (2,263,333)      (2,263,333)
Segment Assets            $   173,895      $    24,179     $    22,670     $   220,744      $   220,744
                          ===========      ===========     ===========     ===========      ===========

The table below presents certain financial information by business segment for the six-month period ended June 30, 2004:

                        UMBILICAL CORD    RADIO/TV      SEGMENTS     CONSOLIDATED
                            BLOOD       ADVERTISING      TOTAL          TOTAL
                        --------------  -----------    ---------     ------------
Revenue from External     $ 250,256        378,193     $ 628,449      $ 628,449
Customers
Interest Expense                  -         11,782        11,782         11,782
Depreciation and
Amortization                      -              -             -              -
Segment Income (Loss)      (449,950)        38,613      (411,337)      (411,337)
Segment Assets            $  43,389      $  46,451     $  89,840      $  89,840
                          =========      =========     =========      =========

The table below presents certain financial information by business segment for the three-month period ended June 30, 2005:

                          UMBILICAL CORD     RADIO/TV        INTERNET       SEGMENTS        CONSOLIDATED
                              BLOOD        ADVERTISING     ADVERTISING        TOTAL             TOTAL
                          -----------      -----------     -----------     -----------      -----------
Revenue from External     $   251,164      $   403,719     $    10,699     $   665,582      $   665,582
Customers
Interest Expense               90,818            3,285               -          94,103           94,103
Depreciation and
Amortization                    3,171                -               -           3,171            3,171
Segment Income (Loss)      (1,319,492)          80,216           5,886      (1,233,390)      (1,233,390)
Segment Assets            $   173,895      $    24,179     $    22,670     $   220,744      $   220,744
                          ===========      ===========     ===========     ===========      ===========

The table below presents certain financial information by business segment for the three-month period ended June 30, 2004:

                        UMBILICAL CORD    RADIO/TV      SEGMENTS     CONSOLIDATED
                            BLOOD       ADVERTISING      TOTAL          TOTAL
                        --------------  -----------    ---------     ------------
Revenue from External     $ 148,264      $ 173,929     $ 322,193      $ 322,193
Customers
Interest Expense                  -          5,429         5,429          5,429
Depreciation and
Amortization                      -              -             -              -
Segment Income (Loss)      (278,006)        12,078      (265,928)      (265,928)
Segment Assets            $  43,389      $  46,451     $  89,840      $  89,840
                          =========      =========     =========      =========

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

PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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

                                      CORD BLOOD AMERICA, INC.




Date:  September 1, 2005              By:  /s/ Matthew L. Schissler
                                           ------------------------
                                           Matthew L. Schissler,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Sandra D. Smith
                                           -------------------
                                           Sandra D. Smith,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)