Form 10QSB
period 2005-09-30
Cord Blood America, Inc.
filed 2005-11-21
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____ ____________ to ____________.

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 2005: 39,733,765 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)                                3

Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2005                       3

Condensed Consolidated Statements of Operations (unaudited) for the nine months
ended September 30, 2005 and 2004                                                               4

Condensed Consolidated Statements of Operations (unaudited) for the three months
ended September 30, 2005 and 2004                                                               5

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
ended September 30, 2005 and 2004                                                               6

Notes to Condensed Consolidated Financial Statements (unaudited)                                8

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations (including cautionary statement)                                         20

Item 3.  Controls and Procedures                                                               43

PART II. OTHER INFORMATION                                                                     43

Item 1.  Legal Proceedings                                                                     43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                           44

Item 3.  Defaults Upon Senior Securities                                                       46

Item 4.  Submission of Matters to a Vote of Securities Holders                                 46

Item 5.  Other Information                                                                     46

Item 6.  Exhibits and Reports on Form 8-K                                                      46

Signatures                                                                                     49

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         -------------------------------------------------------
                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                               September 30, 2005

                                     ASSETS

Current assets:
   Cash                                                                                   $  1,945,289
   Accounts receivable, net of allowance for doubtful accounts of $40,680                       68,506
                                                                                          ------------
         Total current assets                                                                2,013,795

Property and equipment, net                                                                     16,472
Deposits                                                                                        21,394
Goodwill                                                                                        12,077
Other assets                                                                                    39,294
                                                                                          ------------
         Total assets                                                                     $  2,103,032
                                                                                          ============

                         LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
   Accounts payable                                                                       $    295,540
   Accrued expenses                                                                            211,810
   Deferred revenue                                                                            199,597
   Due to stockholders                                                                         110,419
   Capital lease obligations, current portion                                                    4,683
   Loan payable                                                                                 14,948
   Promissory notes payable, net of unamortized discount of $1,972,772                       1,777,228
                                                                                          ------------
         Total current liabilities                                                           2,614,225

Capital lease obligations, net of current portion                                                3,174
                                                                                          ------------
         Total liabilities                                                                   2,617,399

Capital deficit:
   Preferred stock, $.0001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                                   -
   Common stock, $.0001 par value, 100,000,000 shares
      authorized 73,733,765 shares issued and outstanding                                        7,373
   Additional paid-in capital                                                               17,029,408
   Common stock held in treasury stock, 34,000,000 shares                                  (11,560,000)
   Accumulated deficit                                                                      (5,991,148)
                                                                                          ------------
         Total capital deficit                                                                (514,367)
                                                                                          ------------
         Total liabilities and capital deficit                                            $  2,103,032
                                                                                          ============

See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 NINE-MONTH            NINE-MONTH
                                                PERIOD ENDED          PERIOD ENDED
                                             SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                             ------------------    ------------------
Revenue                                        $    1,895,595        $      967,308

Cost of services                                   (1,431,981)             (705,481)
                                               --------------        --------------

      Gross profit                                    463,614               261,827

Administrative and selling expenses                (3,996,890)           (1,118,357)
                                               --------------        --------------

      Loss from Operations                         (3,533,276)             (856,530)
                                               --------------        --------------

Interest expense                                     (453,591)              (17,211)
                                               --------------        --------------

   Net loss before income taxes                    (3,986,867)             (873,741)

Income taxes                                                -                     -
                                               --------------        --------------

   Net loss                                    $   (3,986,867)       $     (873,741)
                                               ==============        ==============

Basic and diluted loss per share               $        (0.12)       $        (0.03)
                                               ==============        ==============

Weighted average common shares outstanding         32,883,303            26,024,198
                                               ==============        ==============

See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                THREE-MONTH           THREE-MONTH
                                                PERIOD ENDED          PERIOD ENDED
                                             SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                             ------------------    ------------------
Revenue                                        $      431,685        $      338,859

Cost of services                                     (345,388)             (246,950)
                                               --------------        --------------

      Gross profit                                     86,297                91,909

Administrative and selling expenses                (1,475,465)             (548,885)
                                               --------------        --------------

      Loss from Operations                         (1,389,168)             (456,976)
                                               --------------        --------------

Interest expense                                     (312,882)               (5,429)
                                               --------------        --------------

   Net loss before income taxes                    (1,702,050)             (462,405)

Income taxes                                                -                     -
                                               --------------        --------------

   Net loss                                    $   (1,702,050)             (462,405)
                                               ==============        ==============

Basic and diluted loss per share               $        (0.04)       $        (0.02)
                                               ==============        ==============

Weighted average common shares outstanding         38,073,897            26,487,312
                                               ==============        ==============

See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                NINE-MONTH           NINE-MONTH
                                                               PERIOD ENDED         PERIOD ENDED
                                                            SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                            ------------------   ------------------
Cash flows from operating activities:
   Net loss                                                   $  (3,986,867)          (873,741)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock and stock options for services         1,206,734             15,000
         Provision for uncollectible accounts                         9,365              1,195
         Depreciation                                                 7,833                  -
         Amortization of discount on warrants                       309,137              1,911
         Changes in operating assets and liabilities:
           Accounts receivable                                       25,638            (36,721)
           Deposits                                                  (1,394)                 -
           Other assets                                             (37,232)           (13,875)
           Accounts payable                                         (94,698)            23,170
           Accrued expenses                                         (59,408)            45,835
           Deferred revenue                                         (26,125)            76,356
                                                              -------------           --------

         Net cash used in operating activities                   (2,647,017)          (760,870)

Cash flows from investing activities:
   Purchase of property and equipment                                (4,853)                 -
   Redemtion of certificates of deposit                              75,000                  -
                                                              -------------           --------

         Net cash provided by investing activities                   70,147                  -

Cash flows from financing activities:
   Proceeds from the issuance of notes payable                    4,545,000            750,000
   Payments on notes payable                                       (419,499)                 -
   Payments on capital lease obligations                             (1,990)                 -
   Net repayments on line of credit                                  (6,484)           (20,452)
   Proceeds from advance from officer                                29,531             42,158
   Payments on advance from officer                                 (17,700)           (41,231)
   Proceeds from issuance of common stock                           273,085            254,998
                                                              -------------           --------

         Net cash provided by financing activities                4,401,943            985,473
                                                              -------------           --------

         Net increase in cash                                     1,825,073            224,603

Cash, at beginning of period                                        120,216             48,226
                                                              -------------           --------

Cash, at end of period                                            1,945,289            272,829
                                                              =============           ========

See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                              NINE-MONTH           NINE-MONTH
                                                                             PERIOD ENDED         PERIOD ENDED
                                                                          SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                                          ------------------   ------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                    $     112,939           7,404
                                                                             =============          ======

Supplemental disclosures of non-cash investing and
   financing activities:
      Discount on issuance of debt with detachable warrants                      2,218,884          45,873
                                                                             =============          ======

      Issuance of shares for the acquisition of Family Marketing, Inc.              16,184               -
                                                                             =============          ======

      Acquisition of computer equipment under capital lease obligations      $       2,058               -
                                                                             =============          ======

      Debt repaid through issuance of common stock                           $   1,360,553               -
                                                                             =============          ======

See the accompanying notes to condensed consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Cord Blood America, Inc. and its wholly owned subsidiaries, Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. D/B/A Bodycells, Inc. ("Services"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain") and Family Marketing, Inc. ("Family"), (collectively "CBA"). Significant inter-company balances and transactions have been eliminated upon consolidation.

(b) ORGANIZATION AND DESCRIPTION OF BUSINESS

Cord Blood America, Inc., formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBA's headquarters are located in Los Angeles, California.

Cord Partners, Inc., the cord blood division of CBA, specializes in providing private cord blood stem cell preservation services to families.

CBA Professional Services, Inc. recently filed and was granted a D/B/A request with the State of Florida under the name BodyCells, Inc. for the purpose of offering new services, but is not currently operational.

CBA Properties, Inc. was formed to hold the corporate trademarks and any other intellectual property.

Effective February 28, 2005, Cord Blood America, Inc. entered into a purchase and sale agreement to purchase 100% of the outstanding shares of Rain through a share exchange. Because Cord Blood America, Inc. and Rain were entities under common control, this transaction was accounted for in a manner similar to pooling of interests. The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood America, Inc. for all of their outstanding shares of Rain. Accordingly, the consolidated financial statements for the nine months ended September 30, 2004 have been restated to reflect this transaction as if the combining companies had been consolidated for all periods presented.

Rainmakers International, the marketing division of CBA, specializes in delivering leads to corporate customers through national television and radio campaigns.

Family Marketing, Inc., the internet advertising division of CBA, specializes in delivering leads to corporate customers in the business of family based products and services.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. See Note 2 to the financial statements for a discussion of management's plans and intentions.

(c) DEFERRED REVENUE

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. Deferred revenue for Rain and Family consists of payments for per inquiry leads that have not yet been provided.

(d) REVENUE RECOGNITION

We recognize revenue under the provisions of Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition". Cord provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force (Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. CBA elected early adoption of EITF 00-21.

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing. Storage fees are recognized ratably over the contractual storage period.

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign.

During the first quarter of fiscal 2005, we reevaluated our application of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), to the presentation of our revenues generated from packaged advertising services provided to our clients. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the "Gross" basis. Prior to the first quarter of 2005, we reported such revenues on a "Net" basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

The effect of such reclassification on CBA's net revenue for the three and nine months ended September 30, 2004 is as follows:

                                                                    Three-month period   Nine-month period
                                                                     ended September     ended September
                                                                         30, 2004            30, 2004
                                                                    ------------------   -----------------
Revenue, as previously reported                                     $          402,875   $         820,520
Impact of reclassification to reflect gross revenue presentation                64,016             146,783
                                                                    --------------------------------------
Revenue, as reclassified                                                       466,891             967,308
                                                                    ======================================

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

(e) COST OF SERVICES

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the lab's processing fees and royalties. Cord expenses costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys. Costs for Family include lead generation.

(f) ACCOUNTING FOR STOCK COMPENSATION PLAN

CBA accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

                                                                                       Nine-month      Nine-month
                                                                                       period ended    period ended
                                                                                        September       September
                                                                                         30, 2005        30, 2004
                                                                                      -------------   -------------
Net loss, as reported                                                                 $  (3,986,867)       (873,742)
Add: stock-based employee compensation expense included in reported net loss net of
   related tax effects                                                                       37,489              --
Deduct: total stock-based employee compensation expense determined under the fair
   value method for all awards, net of related tax effects                                 (243,207)        (20,288)
                                                                                      -------------   -------------
   Pro forma net loss                                                                 $  (4,192,585)       (894,030)
                                                                                      =============   =============
Basic and diluted loss per common share, as reported                                  $       (0.12)          (0.03)
                                                                                      =============   =============
Basic and diluted loss per common share, pro forma                                    $       (0.13)          (0.03)
                                                                                      =============   =============

                                                                                       Three-month     Three-month
                                                                                       period ended    period ended
                                                                                        September       September
                                                                                         30, 2005       30, 2004
                                                                                      -------------   -------------
Net loss, as reported                                                                 $  (1,723,535)       (462,405)
Add: stock-based employee compensation expense included in reported net loss net of
   related tax effects                                                                       34,436              --
Deduct: total stock-based employee compensation expense determined under the fair
   value method for all awards, net of related tax effects                                 (209,149)        (10,144)
                                                                                      -------------   -------------
   Pro forma net loss                                                                 $  (1,898,248)       (472,549)
                                                                                      =============   =============
Basic and diluted loss per common share, as reported                                  $       (0.04)          (0.02)
                                                                                      =============   =============
Basic and diluted loss per common share, pro forma                                    $       (0.05)          (0.02)
                                                                                      =============   =============

The weighted average fair value at the date of grant for the options granted during the three months ended September 30, 2005 was approximately $.29 per common share. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

                   Risk free interest rate      4.06% - 4.32%
                   Expected life                    10 years
                   Dividend yield                          0%
                   Volatility                         194.85%

(g) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 32,883,303 and 26,024,198 for the nine months ended September 30, 2005 and 2004, respectively and 38,073,897 and 26,487,312 for the three months ended September 30, 2005 and 2004, respectively. The Company has 29,472,357 and 1,750,000 outstanding options to acquire common stock at September 30, 2005 and 2004, respectively, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(h) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after December 15, 2005. The impact of adopting FASB Statement No. 123R has not yet been determined.

(2) MANAGEMENT'S PLANS AND INTENTIONS

CBA's consolidated financial statements have been prepared assuming it will continue as a going concern. CBA has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $5,991,000 as of September 30, 2005. In addition, CBA has consumed cash in its operating activities of approximately $2,647,017 and has a working capital deficit of approximately $600,000 as of September 30, 2005. These factors, among others, raise substantial doubt about CBA's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement. CBA is continuing to attempt to increase revenues within its core businesses. In addition, CBA is exploring alternate ways of generating revenues through potentially offering additional stem cell services and acquiring other businesses in the stem cell industry. The ongoing execution of CBA's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBA will be successful in achieving its goals of diversifying revenue streams and acheiving profitability.

In view of these conditions, CBA's ability to continue as a going concern is dependent upon its ability to meet its financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event CBA cannot continue as a going concern.

(3) ACCRUED EXPENSES

The components of accrued expenses at September 30, 2005 are summarized as follows:

                                                         September
                                                         30, 2005
                                                       -------------
            Accrued salaries and benefits              $     107,842
            Accrued consulting and professional fees          25,823
            Deferred Rent                                     22,383
            Other                                             55,762
                                                       -------------
                                                       $     211,810
                                                       =============

(4) NOTES AND LOANS PAYABLE

In August, September and October 2004, CBA entered into three unsecured promissory notes with an unrelated party. The first note (the "First Note") for $500,000 bearing interest at 8% per annum, the second note (the "Second Note") for $250,000 bearing interest at 10% per annum and the third note (the "Third Note") for $250,000 bearing interest at 10% to the same party.

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

At September 30, 2005, $250,000 was outstanding on the Third Note. The First Note and the Second Note totaling $750,000 were re-paid in full. During the nine month period ended September 30, 2005, $92,291 of interest had been incurred and $91,250 of interest had been paid on these notes. During the three month period ended September 30, 2005, $16,875 of interest has been incurred and $65,958 of interest has been paid on these notes. At September 30, 2005, $1,041 of interest related to the Third Note is included in accrued expenses in the accompanying balance sheet.

The entire principal of the Third Note together with any and all unpaid interest accrued thereon, was paid in full October 15, 2005.

During the three months ended September 30, 2005, CBA re-paid $1,360,553 in interest and principal by issuing 3,568,734 shares of common stock on an outstanding loan with Cornell Capital Partners LP. At September 30, 2005, $0 was owed relating to these loans.

In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. At September 30, 2005, the outstanding principal balance on the advance was $20,228.

On September 9, 2005, CBA entered into a Securities Purchase Agreement (the "SP Agreement") with Cornell Capital Partners LP ("Cornell). Pursuant to the SP Agreement, CBA issued $5,000,000 in secured convertible debentures (the "Debentures"), of which $3,500,000 was delivered on September 9, 2005 and $1,500,000 is to be funded upon the filing of a future registration statement. The Debentures mature in 24 months and accrue interest at 12% per year. The Debentures are convertible into CBA's common stock at a pre-determined share price of $0.35 per share. The Debentures are secured by substantially all of CBA's assets. At September 30, 2005, $3,500,000 was outstanding relating to these Debentures and is included in the accompanying financial statements.

In connection with the SP Agreement, three warrants were issued to Cornell for the purchase of a total of 22,570,000 shares of CBA's common stock. All three warrants vest immediately and are exercisable over a 5-year period, expiring on September 9, 2010. The first two warrants total 14,285,000 shares of common stock at an exercise price of $0.35 per share. The third warrant is for 8,285,000 shares of common stock at an exercise price of $0.40 per share. The estimated fair value of the warrants is approximately $2,994,000, of which approximately $2,096,000, represents the pro-rated portion of the debt issued through September 30, 2005, was recorded as a debt discount and is being amortized to interest expense over the life of the Debentures. At the date of issuance, the Company's common stock price was $.31 per share. At September 30, 2005, approximately $125,000 of the discount has been amortized to interest expense relating to these warrants.

(5) COMMITMENTS AND CONTINGENCIES

AGREEMENTS

Cord is operating under an agreement with a not-for-profit company to process, test and store all umbilical cord blood samples collected. The agreement has a 10-year term, beginning June 30, 2002, and can be terminated by either party giving a 90-day notice. If the agreement is not terminated within 120-days of the end of the initial term, the agreement will renew on an annual basis for successive one-year terms.

In February 2004, Cord entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from Cord can be financed through an unrelated finance company. Cord paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the three months ended September 30, 2005 and 2004, Cord sold approximately $15,000 and $14,400, respectively in receivables. As of September 30, 2005, approximately $11,000 is held for default by the financing company, which is included in accounts receivable. The receivables will be released to Cord in January or July, whichever occurs first, following the one year anniversary of when the receivable was initially sold. During the three months ended September 30, 2005 and 2004, Cord incurred approximately $1,000 and $1,200, respectively in discounts relating to the sale of these receivables. Effective September 1, 2005, Cord is no longer offering financing through the above third party to its customers.

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended September 30, 2005 and 2004, Cord incurred approximately $48,000 and $40,000 respectively, in royalties relating to the Patent License Agreement. During the nine months ended September 30, 2005 and 2004, Cord incurred approximately $143,000 and $72,000 respectively, in royalties to the Patent License Agreement. At September 30, 2005, approximately $48,000 is included in accounts payable relating to these fees.

EMPLOYMENT AGREEMENTS

CBA entered into five-year employment agreements with two executive officers, the Chairman of the Board and Chief Executive Officer ("CEO") and the President and Chief Operating Officer ("COO"). Pursuant to the employment agreements, the CEO and the COO received annual salaries of $125,000 through December 31, 2004. The annual salaries increased to $150,000 as of January 1, 2005 and will increase to $175,000 as of January 1, 2006. The annual salaries are thereafter adjusted in accordance with changes in the cost of living index. The employment agreements also entitle the CEO and COO to receive performance bonuses from time to time determined by the Board of Directors and certain fringe benefits. The employment agreements are subject to non-competition and confidentiality requirements.

CBA has also entered into a one-year employment agreement with the Vice President of CBA ("VP"). Pursuant to the agreement, the VP receives an annual salary of $80,000 through April 2006.

In July 2005, CBA entered into five year employment agreements with two executive officers. Pursuant to the employment agreements, the Chief Financial Officer, ("CFO") and the Chief Technology Officer ("CTO") of the Company each receive annual salaries of $96,000 through December 31, 2005, increasing to $108,000 as of January 1, 2006 and $120,000 as of January 1, 2007. The salaries are adjusted in accordance with changes in the cost of living index. The CFO and CTO are entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. The employment agreements are subject to non-competition and confidentiality requirements.

LEGAL PROCEEDINGS

In June 2005, CBA received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming Cord Blood America and Cord Partners (collectively "CBACP") as defendants. The complaint alleges that CBACP owes Merrill Corporation, the Plaintiff, $101,738 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable.

In September, CBACP submitted a settlement proposal to the Plaintiff and received a counter proposal. On October 21, 2005, CBACP offered to fully and finally settle the matter in the amount of $70,000 payable in four monthly installments of $15,000 and a final payment of $10,000. The Plaintiff has yet to respond.

CBACP has accrued $61,450 in relation to this litigation based on the invoices it has received to date.

(6) SALES CONTRACTS

Cord has sales contracts totaling approximately $26,000 and $89,000 as of September 30, 2005 and 2004, respectively, relating to customers who have initiated a sale with Cord for which Cord has performed no services. In accordance with Cord's revenue recognition policy, these sales contracts are excluded from the accompanying financial statements. A receivable and deferred revenue will be recorded when the collection kit is shipped and/or payment is received from the customer. These sales contracts will be recognized as revenue and deferred revenue as the umbilical cord blood is processed and stored.

(7) RELATED PARTY TRANSACTIONS AND COMMITMENTS

In October 2001, Rain received $25,000 as a non-interest bearing advance from an officer of CBA. This advance has not been repaid and is included in due to stockholders in the accompanying financial statements.

In January 2003, Cord entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of CBA. The Web Agreement stipulates that Cord does not own the website; however, Cord maintains a license to utilize the site as long as the Web Agreement is in effect. The Web Agreement calls for commissions to be paid on sales and requests for information resulting in a sale generated through the website. The Web Agreement has an initial three-year term and renews automatically for additional three-year periods unless either party provides written notice at least 30 days prior to the end of the term.

In March 2004, Cord cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $0.25 per share, issued in April 2004, followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share which were issued subsequent to September 30, 2005. The new Web Agreement expires in March 2006.

During the nine-months ended September 30, 2005 and 2004, Cord incurred approximately $104,900 and $21,000, respectively, relating to the web development agreements. At September 30, 2005, Cord owed approximately $23,500 relating to these web development agreements which is included in accounts payable in the accompanying financial statements.

In April 2005, Family entered into an exchange agreement with Family Marketing, LLC where Family must pay quarterly royalty fees to Family Marketing, LLC. The president of Family Marketing, LLC is a member of the board of directors of CBA. Royalty fees are calculated as 2% of gross profit. During the nine and three month periods ended September 30, 2005, Family incurred approximately $1,100 and $900 respectively, in royalty fees.


(8) STOCK OPTION AGREEMENTS

In April 2005, the board of directors of CBA approved the Company's 2005 Stock Option Plan (the "Option Plan"), which authorized the issuance of up to 8,000,000 options to purchase shares of CBA's common stock to employees and directors of the company.

During the nine-months ended September 30, 2005, CBA issued 1,278,900 options under the plan. The options issued have an exercise price per share equal to the weighted volume average price of the quarter they were awarded for. The vesting period for options awarded to officers is four years while the vesting period for options awarded to other employees is one year. The intrinsic value on 700,000 of these options is approximately $130,000, of which approximately $13,800 has been recognized as an expense for the three-months ended September 30, 2005 and approximately 16,800 has been recognized as an expense for the nine months ended September 30, 2005 in the accompanying financial statements.

In July 2005, 98,331 options with an exercise price of $0.18 per share were awarded to various officers for loans made to the company. All of the loans were repaid within the same month. The vesting period of the options is one year. The total intrinsic value of these options is approximately 31,500 of which approximately $7,900 was recorded in the accompanying financial statements.

In July 2005, 160,000 options with an exercise price of $0.25 and 138,888 options with an exercise price of $0.18 were issued for carrying past due balances due from services provided per the Web Development Agreement. These past due balances were paid in October 2005. The vesting period of the options are six months and one year respectively. The fair value of these options is approximately $176,500 of which approximately $62,000 has been recognized as an expense in the accompanying financial statements.

On July 1, 2005, CBA issued options to purchase 19,722 shares of common stock to Family Marketing, LLC for previously carrying past due amounts owed by the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18 per share. The fair value of these options is approximately $10,000 of which approximately $2,500 has been recognized as an expense in the accompanying financial statements.

In August 2005, 184,848 options with an exercise price of $0.33 per share were issued to an officer of CBA for loans made to the company. The loan was repaid within the same month. The vesting period of the options is four years. The intrinsic value of these options is approximately $68,000 of which approximately $12,000 has been recognized as an expense in the accompanying financial statements.

In August 2005, CBA entered into a stock option agreement in exchange for business consulting services in relation to establishing and defining new payment options. The agreement calls for the issuance of 5,000 options which vest over a one-year period at an exercise price of $0.33 per share. The fair value of these options is approximately $1,800 of which approximately $300 has been recognized as an expense in the accompanying financial statements.

In August 2005, 200,000 options with an exercise price of $0.25 per share were issued to a director of the company for a loan to the company that occurred in January 2005. The loan was repaid in March 2005. 50,000 options vest immediately while the vesting period for the remaining 150,000 options is one year. The intrinsic value of these options is approximately $24,000 of which approximately $6,800 has been recognized as an expense in the accompanying financial statements.

In August 2005, as recognition of their service, two of CBA's directors were each granted options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The vesting period of the options is one year.

In August 2005, CBA's new director was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The vesting period of the options is one year.

In September 2005, 1,600,000 options at $0.31 were issued to the Chief Executive Officer of CBA in exchange for that officer placing 7,770,000 shares of common stock owned by such officer in escrow to be used as collateral for the Securities Purchase Agreement. The vesting period of the options is one year. The intrinsic value of these options is approximately $32,000 of which approximately $1,300 has been recognized as an expense in the accompanying financial statements.

On September 30, 2005. 12,000 options with an exercise price of $0.51 per share and 50,000 options for $0.45 per share were awarded to employees of CBA. The vesting period of the options is one year.

(9) PREFERRED STOCK

At inception, CBA had 5,000,000 shares of preferred stock authorized. In March 2004, the board of directors of CBA amended the company's articles of incorporation to establish a $.0001 par value for the preferred stock. No preferred stock has been issued to date.

(10) COMMON STOCK

In July 2005, 1,000,000 warrants were exercised by Cornell Capital Partners. The warrants had an exercise price of $0.20 per share.

During the three months ended September 30, 2005, CBA issued a total of 3,568,734 shares to repay $1,360,553 in outstanding debt and interest to Cornell Capital Partners LP.

On September 1, 2005, 60,000 shares were issued to a consultant for $12,500 in investor relations services performed from May 2005 through September 2005.

On September 7, 2005, 34,000,000 shares of common stock were issued to Cord Blood America to serve as collateral to the Securities Purchase Agreement entered into with Cornell. These shares are held as treasury shares, in the accompanying financial statements.

(11) SEGMENT REPORTING

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

CBA has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the nine-month period ended September 30, 2005:

                        Umbilical Cord     Radio/TV      Internet      Segments     Consolidated
                             Blood       Advertising   Advertising       Total          Total
                        --------------   -----------   -----------   ------------   ------------
Revenue from External
Customers               $      875,342   $   997,920   $    22,333   $  1,895,595   $  1,895,595
Interest Expense               445,435         8,156             0        453,591        453,591
Depreciation and
Amortization                     7,689           144             0          7,833          7,833
Segment Income (Loss)       (3,997,800)       31,044       (20,111)    (3,986,867)    (3,986,867)
Segment Assets          $    2,019,848   $    36,407   $    46,777   $  2,103,032   $  2,103,032
                        ==============   ===========   ===========   ============   ============

The table below presents certain financial information by business segment for the nine-month period ended September 30, 2004:

                        Umbilical Cord     Radio/TV      Segments    Consolidated
                             Blood       Advertising      Total         Total
                        --------------   -----------   -----------   ------------
Revenue from External
Customers               $      478,920   $   488,388   $   967,308   $    967,308
Interest Expense                     0        17,211        17,211         17,211
Depreciation and
Amortization                         0             0             0              0
Segment Income (Loss)         (912,825)       39,082      (873,741)      (873,741)
Segment Assets          $      347,407   $    20,207   $   367,614   $    367,614
                        ==============   ===========   ===========   ============

The table below presents certain financial information by business segment for the three-month period ended September 30, 2005:

                        Umbilical Cord     Radio/TV      Internet      Segments     Consolidated
                             Blood       Advertising   Advertising       Total          Total
                        --------------   -----------   -----------   ------------   ------------
Revenue from External
Customers               $      296,677   $   115,458        19,550   $    431,685   $    431,685
Interest Expense               311,083         1,799             0        312,882        312,882
Depreciation and
Amortization                     3,024             4             0          3,028          3,028
Segment Income (Loss)       (1,641,053)      (64,402)      (18,079)    (1,723,535)    (1,723,535)
Segment Assets          $    2,019,848   $    36,407   $    46,777   $  2,103,032   $  2,103,032
                        ==============   ===========   ===========   ============   ============

The table below presents certain financial information by business segment for the three-month period ended September 30, 2004:

                        Umbilical Cord     Radio/TV      Segments    Consolidated
                             Blood       Advertising      Total         Total
                        --------------   -----------   -----------   ------------
Revenue from External
Customers               $      228,664   $   110,195   $   338,859   $    338,859
Interest Expense                     0         5,429         5,429          5,429
Depreciation and
Amortization                         0             0             0              0
Segment Income (Loss)         (462,875)          470      (462,405)      (462,405)
Segment Assets          $      347,407   $    20,207   $   367,614   $    367,614
                        ==============   ===========   ===========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS - NOTE: LAST 2 FISCAL YEARS
        ----------------------------------------------------------------

FORWARD LOOKING STATEMENT:

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-QSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. These risks and uncertainties include: (1) whether we will continue as a going concern; (2) whether we will continue to increase revenues within our core business; (3) whether we will generate revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry; (4) whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability; (5) whether we are able to meet our financing requirements, and to ultimately achieve profitable operations (6) whether our current and future plans will provide an opportunity to continue as a going concern; (7) whether we will create tremendous value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services; (8) whether we will be able to further monetize our website traffic through the use of our web properties, and therefore offset these increasing costs; (9) whether we will continue to carry a deficit until such time that we can greatly increase our assets and reduce our significant liabilities; (10) whether we will be able to reduce our working capital deficit over the long-term; (11) whether our current funding will partially be used to supplement the remaining 70% of operating cash needed through the end of 2006; (12) whether a portion of the funding will also be used to promote additional channels of stem cell services to further diversify our revenue streams; (13) whether other channels that will furnish a more favorable financial model; (14) whether a portion of the funding will be used for mergers and acquisitions of companies in the stem cell industry; (15) whether the combination of the capital raised through the issuance of the convertible debentures and our cash flows from operations will be sufficient through 2006; (16) whether we move towards profitability throughout 2006; (17) whether we further streamline our current operations, through discovering and implementing more profitable stem cell channels and by drastically reducing expenses related to raising additional capital; (18) whether additional financing will be available, and, if available, whether it will take the form of debt or equity; (19) whether Rain's loans will be paid in full by the end of 2005; (20) whether Rain will not continue to experience a cash flow deficiency in the future; (21) whether Rain will be able to fund its own operations through cash flows from operations again in the very near future; (22) whether our new programs will have a positive impact in the future; (23) whether we find new and improved ways to produce positive financial results that are complimentary to our business; (24) whether the launch of the Annual Payment Option in September 2005 will have a positive impact; (25) whether our new Annual Payment Option will open the door so that the average American family can afford to bank their child's cord blood stem cells; (26) whether our marketing initiatives will promote the new payment plan and create awareness both with existing prospects and other expectant families outside the company database; (27) whether our Annual Payment Option creates a new demographic of customers who were not previously able to take advantage of our cord blood preservation services; (28) whether there is an increase in potential customers as well as an increase in new customers; (29) whether we can improve our overall conversion rate and cost for acquiring clients; (30) whether we continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecological practices and other healthcare professionals; (31) whether continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability; (32) whether we are able to accelerate the growth of our channel partnership programs by engaging a firm with existing medical sales representatives on staff to present Cord Partners' Physician

Partnership Programs on a national scale to key healthcare providers; (33) whether we add long form television infomercial buys, Hispanic media buys and call center management services over the next six months; (34) whether we add call center management services during the fourth quarter of 2005; (35) whether Family is able to take advantage of the huge profit potential in the lead generation business as more advertisers are moving to a fixed cost advertising methodology to control their return on investment; (36) whether our campaigns greatly increase the number of leads generated for all of our clients through our web properties over the next 12 months; (37) whether we will continue to add new advertisers to our sites and expand our network to accommodate these advertisers; (38) whether we will continue to re-market to our opt in database of leads using both online and offline mediums to produce additional revenue;
(39) whether we are able to diversify our service offerings within the stem cell industry by offering additional sources of adult stem cells for private banking;
(40) whether sources such as adipose tissue and peripheral blood have the potential to make a positive financial impact on our company; and (41) whether we continue to actively evaluate opportunities to acquire organizations within the stem cell industry that make both strategic and financial sense. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. The Company's past performance is not necessarily indicative of its future performance. The Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, events or circumstances after the date of such statement.

The following information should be read in conjunction with our September 30, 2005 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2004 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31, 2004. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in this report and in our annual Report on Form 10-KSB for the year ended December 31, 2004.

INTRODUCTION:

This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Cord Blood America's ("CBA's") past performance, financial condition and prospects. The following will be discussed and analyzed:

      o     Overview
      o     Financial Highlights for First Nine Months of 2005
      o     Financial Highlights for Third Quarter of 2005
      o     Financial Condition and Results of Operations
      o     Critical Accounting Policies and Use of Estimates
      o     Liquidity and Capital Resources
      o     Business Outlook

      o     Risk Factors Related to Our Business
      o     Off-Balance Sheet Arrangements

OVERVIEW:

CBA is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate three core businesses:

      o the umbilical cord blood stem cell preservation operations that are conducted by Cord Partners, Inc. ("Cord")
      o the television and radio advertising operations that are conducted by Career Channel, Inc. D/B/A Rainmakers International ("Rain")
      o the internet advertising operations that are conducted by Family Marketing, Inc. ("Family")

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. The company's corporate headquarters are located in Los Angeles, California. All cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Center, located in Paramus, New Jersey. We provide the following services to each customer:

      o COLLECTION MATERIALS. We provide a medical kit that contains all of the materials necessary for collecting the newborn's umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.
      o FULL-TIME PHYSICIAN AND CUSTOMER SUPPORT. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary in regards to the collection of the cord blood.
      o TRANSPORTATION. We coordinate the transportation of the cord blood unit to our laboratory partner, Community Blood Services, immediately following birth. This process utilizes a private medical courier, Quick International, for maximum efficiency and security.
      o COMPREHENSIVE TESTING. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. We report these results to the newborn's mother.
      o CORD BLOOD PRESERVATION. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Cord earns revenue two ways: through a one-time enrollment and processing fee and through an annually recurring storage and maintenance fee.

The television and radio advertising operations provide advertising and direct marketing customers a range of services including:

      o     the placement of advertising in television and radio outlets
      o the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies
      o advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy

A majority of Rain's revenues are realized via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include DIRECTV, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with whom we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California. Rain's operations are located in Carlsbad, CA.

Family, the internet advertising operations, owns and operates several lead generation web properties that produce internet leads for CBA along with other family based companies. The primary purpose of Family is to be the internet marketing arm for CBA. Website visitors are directed to our web properties through several methods including natural search, paid search, email and banners. We also utilize affiliate marketers to help drive traffic to our web properties while only incurring a fee if a qualified lead is generated. Our websites require a registration process which is beneficial in the following ways:

      o By registering the user with the website, the user consents to receive follow up marketing from us on behalf of our advertisers
      o By pre-qualifying registered users for certain offers based upon their demographic information
      o By creating value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services, enabling us to further monetize our website traffic

We earn revenue on a cost per lead basis for any leads generated through our web properties. The cost of acquiring leads for Cord through traditional internet advertising methods has become increasingly expensive. Through the use of our web properties, we are able to monetize the cost of acquiring these leads and therefore offset these increasing costs. Family operates out of our corporate office in Los Angeles, CA.

FINANCIAL HIGHLIGHTS FOR FIRST NINE MONTHS OF 2005:

      o Consolidated revenues increased to $1,895,595 for the nine months ended September 30, 2005 compared to $967,308 for the nine months ended September 30, 2004.
      o Total assets increased to $2,103,032 as of September 30, 2005 from $334,074 as of December 31, 2004 and $367,614 as of September 30, 2004.
      o Revenue of Cord increased to $867,911 for the nine months ended September 30, 2005 compared to $478,920 for the nine months ended September 30, 2004.
      o New customers of Cord for the nine months ended September 30, 2005 totaled 554 compared to 391 for the nine months ended September 30, 2004.

FINANCIAL HIGHLIGHTS FOR THIRD QUARTER OF 2005:

      o Consolidated revenues increased to $431,685 for the three months ended September 30, 2005 compared to $338,859 for the three months ended September 30, 2004.
      o Revenue of Cord increased to $286,692 for the three months ended September 30, 2005 compared to $228,664 for the three months ended September 30, 2004.
      o Revenue of Family increased 83% for the three months ended September 30, 2005 compared to the three months ended June 30, 2005.
      o New customers of Cord for the three months ended September 30, 2005 totaled 179 compared to 139 for the three months ended September 30, 2004.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

As of September 30, 2005, total assets increased 470% to $2.1 million compared to approximately $368,000 as of September 30, 2004. Items of significant increase include a 613% increase in cash and a 2895% increase in property and equipment. The increase in cash was due to the receipt of $3.5 million in funding from the Securities Purchase Agreement with Cornell Capital Partners which was received in September. Cord has also experienced an increase in total year to date cash receipts from operations compared to this same period last year of approximately 105% from an increased volume of enrollment and processing fees as well as storage renewal fees. As of September 30, 2004, we owned virtually no property or equipment. Since then, we have expanded and in the process have purchased computers, computer equipment, software, office furniture and other office equipment. The purchase of these items support the increase in property and equipment.

As of September 30, 2005, total liabilities increased 114% to approximately $2,617,000 as compared to approximately $1,223,000 as of September 30, 2004. Items of significant increase include a 84% increase in accounts payable which is attributed to outstanding bills currently in dispute (see Legal Proceedings section) as well as past due bills of six vendors which to date, have been or will be paid in accordance with agreed upon payment plans. There was also a 330% increase in accrued expenses. The increase is comprised of accrued interest on the Cornell convertible debenture, accrued rent due to rent recognition using the straight line method, an increase in expense accruals related to September bills not received as of the end of the quarter and the accrual of shares due as part of a consulting agreement not yet registered at September 30, 2005. In addition, there was a 566% increase in capital lease obligations that consist of eleven new computers and a server. Finally, there was a 152% increase in notes payable due to the addition of the convertible debentures in September 2005.

At September 30, 2005, we had a working capital deficit of $600,430. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal we do not foresee this occurring in the near future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, revenue increased 96% to approximately $1.9 million compared to approximately $968,000 for the nine months ending September 30, 2004. There was a slight increase in revenue with the acquisition of Family in April 2005 but the majority of the increase was due to increased revenue of both Cord and Rain. We believe Cord experienced an increase in revenue due to:

      o     increased marketing efforts via print media and the internet
      o consistent communication with prospective customers through telephone, direct mail and e-mail
      o the addition of salespeople allowing us to reach a greater number of prospective clients and schedule more frequent follow-ups
      o the redesign of the packaging of our umbilical cord blood collection kit to increase awareness of the Cord Partners brand in hospitals and among consumers
      o an increase in repeat business from existing customers having additional children
      o     an increase in referrals by existing customers
      o a price increase for cord blood enrollment and processing in January 2005 from $1,595 to $1,695

We believe Rain experienced an increase in revenue due to:

      o     the addition of a major customer, Innovative Tax Relief, in January
            2005
      o a number of existing customers increasing their direct response weekly budgets after successful campaigns on national radio and television outlets with Rain
      o the expansion of our radio and television per inquiry networks generating more lead volume for our per inquiry clients, creating a spike in our per inquiry revenues

For the nine months ended September 30, 2005, cost of services increased 103% to approximately $1.4 million compared to approximately $705,000 for the nine months ended September 30, 2004. There was a slight increase in cost of services with the acquisition of Family in April 2005 but the majority of the increase was due to costs directly associated with increased sales of both Cord and Rain. We believe Cord experienced an additional increase in cost of services due to:

      o     the increase in cost our newly packaged medical kit
      o our inability to take an early payment discount on our lab processing and storage fees for most of 2005
      o     an increase in the average medical courier service delivery fee

We believe Rain experienced an additional increase in cost of services due to:

      o     our cost of commercial production increased
      o     our cost per inquiry increased

For the nine months ended September 30, 2005, gross profit increased 77% to approximately $464,000 compared to approximately $262,000 for the nine months ending September 30, 2004. Gross profit percentage was 24% for the nine months ended September 30, 2005 compared to 27% for the nine months ending September 30, 2004. The decrease in gross profit percentage is due to the specific increase in costs described above.

For the nine months ended September 30, 2005, administrative and selling expenses increased 257% to approximately $3,997,000 million as compared to approximately $1,118,000 million for the nine months ending September 30, 2004.

Administrative and selling increased as a result of several factors. First, we added and retained eight new employees since the nine months ended September 30, 2004. Also, compensation was increased for two executive officers and stock was awarded as compensation to some executives during the first nine months of 2005. Therefore, we incurred an increase in wage, payroll burden and employee stock expense during the first nine months of 2005 of approximately $944,000. The addition of the new employees contributed to the approximate $76,300 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. Independent contractor expense increased by approximately $60,900. Insurance expense increased by approximately $23,900 as the result of additional coverage required by the Patent License Agreement with PharmaStem and the addition of a Directors and Officers policy. We incurred approximately $271,000 in finance and bank related charges for fees on carried balances and fees from the addition of five bank accounts and three company credit cards. Some of these fees were paid with options or shares of our stock. Expenses for development, maintenance and hosting of our's websites increased by approximately $84,800 per the Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $16,700. Additionally, we increased the number of print publications we advertised in leading to an increase of approximately $35,000 in print advertising expense during the first nine months of 2005. The production of marketing materials and associated postage and delivery expenses increased by approximately $74,100 due to extensive distribution of consumer information guides, increased direct mailings and the dispersal of brochures to medical professionals. We increased our internet advertising which led to an increase of approximately $60,400 in web advertising expense during the first nine months of 2005. During the first nine months of 2005, we engaged a public relations firm and in doing so incurred an increase in public relations expense of approximately $20,500. In October 2004, we relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $49,300 in the first nine months of 2005. During the first nine months of 2005, an extensive audit was performed on Rain, which was acquired on February 28, 2005. The audit, as well as other public company obligations, contributed to the increase in professional fees for auditing and legal services of approximately $157,400. We also incurred approximately $480,300 in professional fees in relation to our financing agreements as well as business process consulting. There were approximately $293,900 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses. Depreciation expense increased approximately $8,000. Bad debt expense increase approximately $18,700. Of the expenses above, finance fees on carried balances, audit and legal fees related to the acquisition of Rain and professional fees related to our financing agreements are non-recurring fees.

For the nine months ended September 30, 2005, interest expense increased approximately 2535% to approximately $453,600 compared to approximately $17,200 for the nine months ended September 30, 2004. There increase was in relation to promissory notes issued as part of the Equity Distribution Agreement as well as a promissory note issued to a director of CBA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

For the three months ended September 30, 2005, revenue increased 27% to approximately $431,000 compared to approximately $339,000 for the three months ending September 30, 2004. There was a slight increase in revenue with the acquisition of Family in 2005, as well as a 5% increase in Rain revenue. The majority of the increase was due to increased revenue of Cord. We believe Cord experienced this increase due to:

      o     increased marketing efforts via print media and the internet
      o consistent communication with prospective customers through telephone, direct mail and e-mail
      o the addition of salespeople allowing us to reach a greater number of prospective clients and schedule more frequent follow-ups
      o the redesign of the packaging of our umbilical cord blood collection kit to increase awareness of the Cord Partners brand in hospitals and among consumers
      o an increase in repeat business from existing customers having additional children
      o     an increase in referrals by existing customers
      o a price increase for cord blood enrollment and processing from $1,595 to $1,695

For the three months ended September 30, 2005, cost of services increased 40% to approximately $345,000 as compared to approximately $247,000 for the three months ending September 30, 2004. There was a slight increase in cost of services with the acquisition of Family in 2005 but the majority of the increase is due to costs directly associated with increased sales of both Cord and Rain. We believe Cord experienced an additional increase in cost of services due to:

      o     the increase in cost our newly package medical kit
      o our inability to take an early payment discount on our lab processing and storage fees during the third quarter of 2005
      o     an increase in the average medical courier service delivery fee

We believe Rain experienced an additional increase in cost of services due to:

      o     our cost per inquiry increased

For the three months ended September 30, 2005, gross profit decreased 6% to approximately $86,300 as compared to approximately $91,900 for the three months ending September 30, 2004. The decrease in gross profit is due to decreased margins on most sales due to the above cost increases. Gross profit percentage was 20% for the nine months ended September 30, 2005 as compared to 27% for the nine months ending September 30, 2004. The decrease in gross profit percentage is due to the specific increase in costs described above.

For the three months ended September 30, 2005, administrative and selling expenses increased 169% to approximately $1,475,000 as compared to approximately $548,900 for the three months ending September 30, 2004. Administrative and selling expenses increased as a result of several factors. First, we added and retained eight new employees since the three months ended September 30, 2004. Also, compensation was increased for two executive officers subsequent to September 20, 2004 and stock was awarded as compensation to some executives during the third quarter of 2005. Therefore, we incurred an increase in wage, payroll burden and employee stock expense during the first nine months of 2005 of approximately $234,900. The addition of the new employees contributed to the approximate $17,000 increase in other employee related expenses such as telephone and internet service expenses, computer service expense, parking expense and office supplies expense. We incurred approximately $65,400 in finance and bank related charges for fees on carried balances and fees from the addition of five bank accounts and three company credit cards. We increased advertising expense by approximately $40,800 in the third quarter of 2005 as compared to the third quarter of 2004 by increasing the number of promotional materials we mailed to prospects and the volume of print advertising during that time. During the third quarter of 2005, we engaged a public relations firm and in doing so incurred an increase in public relations expense of approximately $20,500. In October 2004, we relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $17,900 in the third quarter of 2005. We also incurred approximately $139,100 in professional fees in relation to our financing agreements as well as business process consulting. There were approximately $360,600 in commitment fees associated with funding during the three months ended September 30, 2005. There were also $20,600 in other public company related expenses such as investor relations, filings, listings and stock transfer and issuance expenses.

For the three months ended September 30, 2005, interest expense increased approximately 5694% to approximately $312,900 compared to approximately $5,400 for the three months ended September 30, 2004. There increase was due to interest on promissory notes that were issued in relation to the Equity Distribution Agreement.

For the three months ended September 30, 2005 and 2004, we experienced a loss of approximately $1,702,000 and $462,000, respectively. Some factors leading to the increase in Net Loss due to:

      o extensive advertising to create brand awareness and educate consumers on our services
      o tremendous growth leading to the addition of employees, related expenses and larger office space
      o     massive expenses incurred during the process of going public
      o legal and auditing expenses incurred in regards to the acquisition of Rain
      o professional fess and interest as a result of our need to acquire outside funding

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES:

The Notes to the Consolidated Financial Statements contain a summary of CBA's significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be important to the portrayal of CBA's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include determination of the level of allowance for bad debt, deferred revenue and revenue recognition policies. There weren't any material changes to our critical accounting policies during the three months ended September 30, 2005.

Additional information about accounting policies can be found in Item 1 "Financial Information - Notes to Condensed Consolidated Financial Statements"

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2005, we had $1,945,289 of cash. We currently collect cash receipts from operations through three of our subsidiaries: Cord, Rain and Family. Cord's cash flows from operations are not currently sufficient to fund operations that include expenditures such as legal, audit and capital raising fees that benefit the entire organization. Because of this shortfall, we have had to obtain additional capital through other sources. On September 9, 2005, we received $3,500,000 in funding from the issuance of convertible debentures to Cornell Capital Partners in a private placement. As part of the agreement, we are to receive an additional $1,500,000 in funding two days prior to the filing of our registration statement with the Securities and Exchange Commission. The $5,000,000 raised will partially be used to supplement the operating cash needed through the end of 2006. Approximately $1,059,000 has been used to fully repay outstanding notes and approximately $200,000 was used to pay past due balances with various vendors. A portion of the funding will also be used to promote additional channels of stem cell services to further diversify our revenue streams. Through our initial efforts, we believe there are other channels that may furnish a more favorable financial model so we will continue to explore these possibilities. Finally, a portion of the funding may be used for mergers and acquisitions of companies in the stem cell industry. We have been and will continue to evaluate various companies throughout the industry for an acquisition opportunity that makes both strategic and financial sense.

We project the combination of the capital raised through the issuance of the convertible debentures and our cash flows from operations will be sufficient to fund our operations through 2006. It is our goal to move towards profitability throughout 2006. We feel we can do this through further streamlining our current operations, through discovering and implementing more profitable stem cell channels and by reducing expenses related to raising additional capital.

If our cash flows from operations are significantly less than projected, then we will need to request an advance under the Equity Distribution Agreement in order to fund operations. We may also need to look to outside sources for additional funding. Any required financing may not be available, and, if available, it may take the form of debt or equity. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders. If we are unable to access sufficient funds under the Equity Distribution Agreement when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise doubt as to our ability to continue as a going concern. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

A large shortfall in projected cash flows could occur due to, but is not limited to, any of the following reasons:

      o a major shift in the selection of our new Annual Payment Option plan by new customers
      o introduction of a competing stem cell product that would decrease interest in cord blood stem cell preservation
      o a medical break-through deeming cord blood stem cell preservation obsolete
      o     loss of market share to new or existing competitors
      o changes in company strategies that produce unforeseen adverse results
      o decreased visibility of the stem cell industry within the national media
      o     poor economic factors leaving families with less disposable income

The cash flows from operations of our second subsidiary, Rain, have typically been sufficient to cover the operating expenses incurred by Rain. However, in the third quarter of 2005, we experienced cash flow difficulties, which we believe were due to:

      o the loss of our largest customer as well as another large account that went out of business
      o an increase in the average cost per lead that the customer must pay for TV and radio which reduced or eliminated this method of advertising as an option for our smaller clients
      o an increase in direct response rates which reduced or eliminated this method of advertising as an option for our smaller clients

Because of the above occurrences, we experienced decreased sales in the third quarter of 2005. Therefore, short-term inter-company interest free loans were made to Rain in order to supplement the cash flow deficiency. As of November 3, 2005, the loans totaled approximately $52,000. We believe the loans will be paid in full by the end of 2005. We do not foresee a cash flow deficiency in the future as sales and therefore cash receipts began to increase subsequent to the end of the third quarter of 2005. We believe Rain will be able to fund its own operations through cash flows from operations again in the very near future. If Rain continues to experience cash flow difficulties, we may either restructure administrative and selling expenses accordingly or make small short-term inter-company loans to Rain depending on the magnitude of the shortfall.

Rain may experience insufficient cash flows due to, but not limited to, the following reasons:

      o     a loss of current customers to competitors
      o     our inability to add new customers to our current customer base

      o increased pricing that leaves companies with smaller advertising budgets unable to continue to use our services
      o changes in company strategies that produce unforeseen adverse results
      o seasonal factors within the television and radio advertising industry
      o poor economic factors leaving companies with smaller advertising budgets unable to continue to use our services

The cash flows from operations of our third subsidiary, Family, are currently sufficient to cover cash flow needs. We feel this will continue to be the case for the next twelve months.

Although no assurances can be given, we believe that our cash flow deficit will decrease as revenues and sales increase, expenses related to capital raising decrease and we develop more profitable channels.

On September 30, 2005, we held accounts receivable (net of allowance for doubtful accounts) of $68,506. Accounts receivable are generally kept current through punctual collection efforts.

Our sources of funding that are currently outstanding or available are as follows:

In August, September and October 2004, CBA issued three unsecured promissory notes to an unrelated party. The first note for $500,000 bearing interest at 8% per annum, the second note for $250,000 bearing interest at 10% per annum and the third note for $250,000 bearing interest at 10% to the same party. The second and third note each contained detachable warrants to purchase 500,000 shares (1,000,000 in total) of common stock at an exercise price of $.1875 per share and can be exercised at any time prior to September 2009. At September 30, 2005, $250,000 in principal and $1,041 in interest was outstanding on the third note as the first and second note were re-paid in full.

On March 22, 2005, CBA entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, the Company may issue and sell to Cornell Capital Partners common stock for an aggregate purchase price of up to $5,000,000. The purchase price for our shares is equal to 98%, or a 2% discount, of the offering price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $250,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,239,029 shares of common stock issued as a one-time commitment fee under the Equity Distribution Agreement on March 22, 2005. Cornell Capital Partners will be paid a fee equal to 5% of each advance.

In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. At September 30, 2005, the outstanding principal balance on the advance was $20,228.

On September 9, 2005, CBA entered into a Securities Purchase Agreement with Cornell Capital Partners LP. Pursuant to the Securities Purchase Agreement, CBA issued $5,000,000 in secured convertible debentures, of which $3,500,000 was delivered on September 9, 2005 and $1,500,000 is to be delivered upon the filing of a future registration statement. The debentures mature in 24 months and accrue interest at 12% per year. The debentures are convertible into CBA's common stock at a pre-determined share price of $0.35 per share. The debentures are secured by substantially all of CBA's assets. At September 30, 2005, $3,500,000 was outstanding relating to these debentures.

In connection with the Securities Purchase Agreement, three warrants were issued to Cornell for the purchase of 22,570,000 shares of CBA's common stock. All three warrants vest immediately and are exercisable over a five-year period, expiring on September 9, 2010. The first two warrants total 14,285,000 shares of our common stock at an exercise price of $0.35 per share. The third warrant is for 8,285,000 shares of our common stock at an exercise price of $0.40 per share.

If we default on any of the above agreements, we may have to curtail our business or cease operations.

BUSINESS OUTLOOK:

We are currently engaged in many new programs at various stages that we believe will have a positive impact on the future of CBA. We are constantly seeking new and improved ways to produce positive financial results that are complimentary to our business. Below is a discussion of those new programs and strategies.

CORD PARTNERS
Some of Cord's new programs and strategies that we feel will have a positive impact are the launch of the Annual Payment Option in September 2005. One of the greatest challenges we encounter in acquiring new customers is the objection to the initial fee of $1,695. For many new parents, the fee can be difficult given the numerous expenses that come along with a new baby. To address this, we launched a new payment alternative, which allows parents to pay $269 six months after their child is born, and an additional 17 payments of $269 annually thereafter. This new Annual Payment Option opens the door so that family's who may not have been able to afford it before, can afford to bank their child's cord blood stem cells. To our knowledge, no other competitor in the private cord blood banking industry currently offers such a plan. Numerous marketing initiatives were launched in September and will be carried out through the fourth quarter to promote the new payment plan and create awareness both with existing prospects and other expectant families outside the company's database. Included in these efforts are a new print advertising campaign, direct mail solicitation, email solicitation, internet advertising, telesales, and baby fair attendance. It is our intent to use this new program to sell to a new demographic of customers who were not previously able to take advantage of our cord blood preservation services.

Over the next twelve months, we plan to focus on executing the direct to consumer sales strategy that has been tested, analyzed and refined during 2004 and 2005. This includes a customer focused approach to generating and closing potential clients via print and internet advertising, direct mail solicitation, email solicitation, and telemarketing. The addition of new salespeople to an experienced and successful staff will enable us to better manage our existing, potential, and new customers, while improving the overall conversion rate and cost for acquiring clients.

We will also continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecology practices and other healthcare professionals. We believe that continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability. Over the next twelve months, we plan to accelerate the growth of our channel partnership programs by engaging a firm with existing medical sales representatives on staff to present Cord Partners' Physician Partnership Programs on a national scale to key healthcare providers.

RAINMAKERS
Over the next six months, we plan to add long form television infomercial buys, Hispanic media buys and call center management services. With regard to infomercial buys, we have a partnership in place with an agency that buys wholesale thirty minute time slots each quarter and then resells that space. We are currently in discussions with potential infomercial clients and expect to launch new campaigns during the first quarter of 2006.

The Hispanic population has become the largest minority group in the country and represents a significant growth opportunity on radio and television. We have created relationships with numerous Hispanic television and radio outlets on a national and local level in anticipation of this growing segment of our business, including Telemundo, Galavision and CNN Espanol.

We are also adding call center management services during the fourth quarter of 2005. We will be able to offer twenty-four hour call center services with a very low setup fee and extremely competitive cost per minute rates to our clients. Adding this service to our company will provide another revenue stream and give us control over the call center process for our customers.

FAMILY MARKETING
Our strategy for Family is to take advantage of the large profit potential in the lead generation business as more advertisers are moving to a fixed cost advertising methodology to control their return on investment. We are putting several campaigns in place to increase the number of leads generated for all of our clients through our web properties over the next 12 months. We will continue to add new advertisers to our sites and expand our network to accommodate these advertisers. We will continue to re-market to our opt in database of leads using both online and offline mediums to produce additional revenue.

CBA PROFESSIONAL SERVICES D/B/A BODYCELLS, INC.
We are currently exploring additional sources of adult stem cells for private banking in an effort to diversify our service offerings within the stem cell industry. We believe sources such as adipose tissue and peripheral blood have the potential to make a positive financial impact on our company.

CORD BLOOD AMERICA
Finally, we continue to actively evaluate opportunities to acquire organizations within the stem cell industry that make both strategic and financial sense.

RISK FACTORS RELATED TO OUR BUSINESS:

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION BY OUR INDEPENDENT AUDITORS WHO HAVE RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise doubt as to our ability to continue as a going concern. We have experienced net losses from operations of $1,720,709 for the year ended December 31, 2004 and $3,986,867 for the nine months ended September 30, 2005. In addition, for the year ended December 31, 2004 we had a working capital deficit $1,602,940 and a working capital deficit of $600,430 as of September 30, 2005. These factors, among others, raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

WE MAY NOT BE ABLE TO INCREASE SALES OR OTHERWISE SUCCESSFULLY OPERATE OUR BUSINESS, WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL CONDITION

We believe that the key to our success is to increase sales of our cord blood preservation services as well as our advertising services and thereby increase our revenues and available cash. Our success with regard to cord blood preservation services will depend in large part on widespread market acceptance of cryo-preservation of cord blood and our efforts to educate potential customers and sell our services. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners. We may not have the resources required to promote our services and their potential benefits. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to gain market acceptance of our services, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.

Our efforts to increase our sales and revenues of advertising and direct response marketing services could be adversely impacted by the need for direct to consumer advertising services and the strength of the United States economy, especially for the small to mid-sized businesses that comprise the majority of our client base. Since downturns in the economy have generally had a more severe effect upon smaller companies, especially single-product companies, any changes or anticipated changes in the economy which cause these companies to reduce their advertising, marketing and promotion budget could negatively impact our advertising and direct response marketing business.

Because of our dependence on a limited number of customers, our failure to attract new clients for our advertising business could impair our ability to continue successful operations. The absence of a significant client base may impair our ability to attract new clients. Our failure to develop and sustain long-term relationships with our clients would impair our ability to continue our direct response marketing business, as a significant number of our agreements for advertising are for short-term or single project engagements. If our clients do not continue to use our services, and if we are unable to replace departing clients or generate new business in a timely or effective manner our business could be significantly and adversely affected.

We may not be able to increase our sales or effectively operate our business. To the extent we are unable to achieve sales growth, we may continue to incur losses. We may not be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on operating plans and estimates of future sales and revenues and are subject to increase as strategies are implemented. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our sales could be adversely affected.

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

            o     Establish definitive business strategies, goals and objectives

            o     Maintain a system of management controls

            o Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

WE ARE DEPENDENT UPON EXTERNAL FINANCING TO FUND OUR ONGOING OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN

Currently, we are dependent upon external financing to fund our operations. Our financing needs have been and are expected to continue to be provided, in large part, by funding we receive from Cornell Capital Partners. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand or continue our business. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.

WE ARE DEPENDENT UPON A THIRD PARTY FACILITY FOR THE STORAGE OF UMBILICAL CORD BLOOD; IF OUR STORAGE ARRANGEMENTS TERMINATE OR THE FACILITY FAILS FOR ANY REASON, WE MAY NOT BE ABLE TO PROVIDE CORD BLOOD BANKING SERVICES FOR SOME PERIOD OF TIME

We do not own or operate a storage facility for umbilical cord blood. All cord blood collected from our customers is stored at Bergen Community Regional Blood Center in Paramus, New Jersey. If our storage arrangements with the facility terminate for any reason, we may not be able to continue to provide our cord blood banking services for some period of time. Even if we are able to negotiate an extension of our existing agreement or enter into one or more new agreements, we may not be able to obtain favorable terms.

To the extent our cryo-preservation storage service is disrupted, discontinued or the performance is impaired, our business and operations would be adversely affected. Any failure, including network, software, hardware or equipment failure, that causes a material interruption or discontinuance in our cryo-preservation storage of stem cell specimens could result in stored specimens being damaged and/or rendered unusable. Specimen damage, including loss in transit to the Bergen Community Regional Blood Center facility, could result in litigation against us and reduced future revenue, which in turn could be harmful to our reputation. While our agreement with Bergen Community Regional Blood Center requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount, such insurance coverage may not adequately compensate us for any losses that may occur due to any system failures or interruptions in the ability to maintain proper, continued, cryo-preservation storage services. Any material disruption in the ability to maintain continued, uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, break-ins, tornadoes and similar events for which we may not carry sufficient business interruption insurance to compensate us for losses that may occur.

WE ARE DEPENDENT UPON A PATENT LICENSE AGREEMENT FOR CERTAIN TECHNOLOGY AND PROCESSES UTILIZED TO COLLECT, PROCESS AND STORE UMBILICAL CORD BLOOD; IF OUR LICENSING

ARRANGEMENT TERMINATES FOR ANY REASON, WE MAY NOT BE ABLE TO COLLECT, PROCESS OR STORE UMBILICAL CORD BLOOD FOR SOME PERIOD OF TIME

Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents remain in effect. If our licensing arrangement with PharmaStem terminates for any reason, then we may not be able to provide our cord blood banking services for some period of time, if at all. Even if we are able to negotiate a new agreement with PharmaStem, we may not be able to obtain favorable terms.

IF WE DO NOT OBTAIN AND MAINTAIN NECESSARY DOMESTIC REGULATORY REGISTRATIONS, APPROVALS AND COMPLY WITH ONGOING REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR CORD BLOOD BANKING SERVICES

The cord blood banking services that we provide are currently subject to FDA regulations requiring infectious disease testing. The cord blood facility we use has registered with the FDA as a cord blood banking service, listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. Consistent with industry practice, our cord blood collection kits have not been cleared as a medical device. The FDA has announced that it will implement more regulatory procedures for cord blood banking in January 2006. This new regulation may require medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This would increase costs and could reduce profitability. The FDA could also require that we cease using the collection kit and require medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease operations for some period of time.

We may not be able to comply with any future regulatory requirements, including product standards that may be developed after the date hereof. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

Of the states in which we provide cord blood banking services, only New Jersey and New York currently require that cord blood banks be licensed. We maintain the required procurement service licenses of both the states of New York and New Jersey. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility, or we may have to obtain licenses to continue providing services in those states.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS AND OUR ABILITY TO RESPOND TO THE CHANGES

The use of stem cells in the treatment of disease is a relatively new technology and is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells obsolete. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services we provide. Therefore, changes in technology could affect the market for our services and necessitate changes to those services. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services that meet these evolving standards and demand of our customers. Expectant parents may not use our services and our services may not provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on our business, financial condition and results of operations.

OUR MARKETS ARE INCREASINGLY COMPETITIVE AND, IN THE EVENT WE ARE UNABLE TO COMPETE AGAINST LARGER COMPETITORS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

Cord blood banking and stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter our markets and compete with us. Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. Established competitors who have substantially greater financial resources and longer operating histories than us, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability. In the event that we are not able to compete successfully, our business will be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business.

The advertising and direct marketing service industry is highly competitive. We compete with major national and international advertising and marketing companies and with major providers of creative or media services. The client's perception of the quality of our creative product, our reputation and our ability to serve clients are, to a large extent, factors in determining our ability to generate and maintain advertising business. Our size and our lack of significant revenue may affect the way that potential clients view us.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Matthew L. Schissler. The loss of his services could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management's attention away from operational issues. We do not presently maintain key-man life insurance policies on our Chief Executive Officer. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

                           RISKS RELATED TO OUR STOCK

OUR COMMON STOCK IS AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price without regard to operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact our shareholders' ability to sell shares of our common stock.

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

      o     With a price less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system; or

      o Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Our directors and executive officers beneficially own, in the aggregate, approximately 52% of our outstanding shares of common stock as of October 26, 2005. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of the company at a premium price even if beneficial to other stockholders.

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

We believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

            o     our ability to retain existing clients and customers;
            o our ability to attract new clients and customers at a steady rate;
            o     our ability to maintain client satisfaction;
            o     the extent to which our products gain market acceptance;
            o     the timing and size of client and customer purchases;
            o     introductions of products and services by competitors;
            o     price competition in the markets in which we compete;
            o     our ability to attract, train, and retain skilled management;
            o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;
            o     a reduction in sales due to seasonal factors; and
            o general economic conditions as well as economic conditions specific to media distribution.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT OUR STOCK PRICE AND LIMIT OUR ABILITY TO RAISE CAPITAL

We are unable to predict the effect, if any, that future sales of our common stock or the potential for such sales may have on the market price of our common stock. Of the 39,733,765 shares of common stock outstanding as of October 26, 2005, 13,704,157 shares are, or will be, freely tradable without restriction, unless held by our "affiliates". The remaining 26,029,608 of common stock, which are held by existing stockholders, including our officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

VARIOUS ANTI-TAKEOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS; AS A RESULT, ANY TAKEOVER OF CORD BLOOD MAY BE DELAYED OR DISCOURAGED

Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Mr. Vicente's term expires in 2005, Mr. Weir's term expires in 2006 and Mr. Schissler's term expires in 2008. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors. Our Amended and Restated Bylaws provide, among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. These provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting our shareholders' ability to change the our direction and management.

AS ADVANCES ARE REQUESTED UNDER THE EQUITY DISTRIBUTION AGREEMENT, CORNELL CAPITAL PARTNERS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE AND WILL HAVE AN INCENTIVE TO SELL ITS SHARES, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

Cornell Capital Partners will purchase shares of our common stock pursuant to the Equity Distribution Agreement at a purchase price that is less than the then-prevailing market price of our common stock as advances are requested. Cornell Capital Partners will have an incentive to immediately sell any shares of our common stock that it purchases pursuant to the Equity Distribution Agreement to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock. To the extent Cornell Capital Partners sells its common stock, our common stock price may decrease due to the additional shares in the market. This could allow Cornell Capital Partners to sell greater amounts of common stock, the sales of which would further depress the stock price.

Cornell Capital Partners may be deemed to beneficially own the shares of common stock to be issued to Cornell Capital Partners corresponding to a particular advance notice even before such shares of common stock have been delivered and may sell those shares before they have been delivered. Such sales may cause our stock price to decline.

WE MAY NOT BE ABLE TO RECEIVE APPROVAL FROM THE SECURITIES AND EXCHANGE COMMISSION OF OUR REGISTRATION STATEMENT TO BE FILED PURSUANT TO OUR SECURITIES PURCHASE AGREEMENT

We are dependent upon approval from the SEC of our registration statement to be filed pursuant to our Securities Purchase Agreement with Cornell Capital Partners in order to have enough shares available to fulfill the current agreement. If our registration statement is not approved, Cornell will be unable to exercise the conversion feature of the convertible debentures issued as part of the agreement as well as the associated warrants. If that occurred, restructuring of the agreement would likely occur with the possibility of having to re-pay the funding with cash, which we would not be able to do without securing additional outside funding.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM  3. CONTROLS AND PROCEDURES
         -----------------------

As of September 30, 2005, an evaluation was carried out under the supervision of and with the participation of CBA's management, including CBA's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of September 30, 2005, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected or are reasonably likely to materially affest our internal control over financial reporting.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART  II. - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS
         -----------------

In June 2005, we received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming Cord Blood

America and Cord Partners (collectively "CBACP") as defendants. The complaint alleges that CBACP owes Merrill Corporation, the Plaintiff, $101,738 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable.

In September, CBACP submitted a settlement proposal to the Plaintiff and received a counter proposal. On October 21, 2005, CBACP offered to fully and finally settle the matter in the amount of $70,000 payable in four monthly installments of $15,000 and a final payment of $10,000. The Plaintiff has yet to respond.

CBACP has accrued $61,450 in relation to this litigation based on the invoices it has received to date.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

We have issued the following securities in 2005 without registering them under the Securities Act of 1933:

On January 10, 2005, we issued options to purchase 501,000 shares of our common stock to our employees and a director as part of their compensation for services provided to CBA. The options vest at a rate of 25% per year and have an exercise price of $0.25.

In July 2005 160,000 options at $0.25 were issued to Gecko Media for carrying past due balances due per the Web Development Agreement. The remaining past due balance was paid in October 2005. The options are 100% vested on the six-month anniversary of the grant date.

On July 1, 2005, CBA issued options to purchase 138,888 shares of common stock to Gecko Media, Inc. as compensation for carrying balances of past due invoices. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, CBA issued options to purchase 19,722 shares of common stock to Family Marketing, LLC for previously carrying past due amounts owed by the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

On July 1, 2005, CBA issued options to purchase 250,000 shares of common stock to the CFO as compensation for services. The options vest in one year and have an exercise price of $0.25.

On July 1, 2005, CBA issued options to purchase 250,000 shares of common stock to the CTO as compensation for services. The options vest in one year and have an exercise price of $0.25.

In July 2005, CBA issued options to purchase 400 shares of our common stock to an employee as part of their compensation for services provided to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.25.

On July 5, 2005, CBA issued options to purchase 98,331 shares of our common stock to officers of the company for short term loans made to the Company. The options are 100% vested on the first anniversary of the grant date and have an exercise price of $0.18.

During the three months ended September 30, 2005, CBA issued a total of 3,568,734 shares to repay $1,360,553 in outstanding debt and interest to Cornell Capital Partners LP.

In August 2005, 184,848 options at $0.33 were issued to an officer for loaning money to the company. The loan was repaid within the same month. The vesting period of the options is 1 year.

In August 2005, the Company entered into a stock option agreement in exchange for business consulting services in relation to the Annual Payment Option. The agreement calls for the issuance of 5,000 options which vest over a one year period at an exercise price of $0.33 per share. In connection with these options issued, CBA recognized an expense of approximately $2,000.

In August 2005, 200,000 options at $0.25 were issued to a director for a loan to the company that occurred in January 2005. The loan was repaid in March 2005. The vesting period of the options is one year.

In August 2005, as recognition of their service, two of CBA's directors were each granted options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The vesting period of the options is one year.

In August 2005, CBA's new director was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The vesting period of the options is one year.

In September 2005, 1,600,000 options at $0.31 were issued to an officer in exchange for that officer placing 7,770,000 personal shares in escrow to be used as collateral for the Securities Purchase Agreement. The vesting period of the options is one year.

On September 1, 2005, 60,000 shares were issued to a consultant for $12,500 in investor relations services performed from May 2005 through September 2005.

On September 7, 2005, 34,000,000 shares of common stock were issued to Cord Blood America to serve as collateral to the Agreement entered into with Cornell. These shares are held as treasury shares.

On September 30, 2005. 12,000 options at $0.51 and 50,000 options at $0.45 were awarded to employees of the company. The vesting period of the options is one year.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding CBA so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in CBA's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
        -----------------------------------------------------
NONE

ITEM 5. OTHER INFORMATION
        -----------------
NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

      (a)   Exhibits
            --------

      The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.     DESCRIPTION                       LOCATION
-----------     -------------------------------   ------------------------------

3.0             Amended and Restated Articles     Filed as an exhibit to
                of Incorporation of Cord Blood    Registration Statement on Form
                America, Inc.                     10-SB filed on May 6, 2004

3.1             Amended and Restated Bylaws of    Filed as an exhibit to
                Cord Blood America, Inc.          Registration Statement on Form
                                                  10-SB filed on May 6, 2004

4.0             Form of Common Stock Share        Filed as an exhibit to
                Certificate of Cord Blood         Registration Statement on Form
                America, Inc.                     10-SB filed on May 6, 2004

10.28           Amendment Agreement to a          Filed as an exhibit to Current
                Promissory Note with Cornell      Report on Form 8-K filed on
                Capital Partners                  July 7, 2005

10.31           Employment Agreement with Chief   Filed as an exhibit to Current
                Financial Officer                 Report on Form 8-K filed on
                                                  July 13, 2005

EXHIBIT NO.     DESCRIPTION                       LOCATION
-----------     -------------------------------   ------------------------------

10.32           Employment Agreement with Chief   Filed as an exhibit to Current
                Technology Officer                Report on Form 8-K filed on
                                                  July 13, 2005

10.33           Stock Option Agreement with       Filed as an exhibit to Current
                Chief Financial Officer           Report on Form 8-K filed on
                                                  July 13, 2005

10.34           Stock Option Agreement with       Filed as an exhibit to Current
                Chief Technology Officer          Report on Form 8-K filed on
                                                  July 13, 2005

10.35           Promissory Note to Cornell        Filed as an exhibit to Current
                Capital Partners for $500,000     Report on Form 8-K filed on
                                                  July 21, 2005

10.37           Warrant to Purchase Common        Filed as an exhibit to Current
                Stock to Cornell Capital          Report on Form 8-K filed on
                Partners                          September 12, 2005

10.38           Security Agreement between        Filed as an exhibit to Current
                Family Marketing Inc. and         Report on Form 8-K filed on
                Cornell Capital Partners          September 12, 2005

10.39           Security Agreement between        Filed as an exhibit to Current
                Career Channel Inc. and Cornell   Report on Form 8-K filed on
                Capital Partners                  September 12, 2005

10.40           Security Agreement between CBA    Filed as an exhibit to Current
                Professional Services Inc. and    Report on Form 8-K filed on
                Cornell Capital Partners          September 12, 2005

10.41           Security Agreement between CBA    Filed as an exhibit to Current
                Properties Inc. and Cornell       Report on Form 8-K filed on
                Capital Partners                  September 12, 2005

10.42           Security Agreement between Cord   Filed as an exhibit to Current
                Blood America Inc. and Cornell    Report on Form 8-K filed on
                Capital Partners                  September 12, 2005

10.43           Security Agreement between Cord   Filed as an exhibit to Current
                Partners Inc. and Cornell         Report on Form 8-K filed on
                Capital Partners                  September 12, 2005

10.44           Pledge and Escrow Agreement by    Filed as an exhibit to Current
                Cord Blood America, Inc,          Report on Form 8-K filed on
                Cornell Capital Partners, and     September 12, 2005
                David Gonzalez, Esq.

EXHIBIT NO.     DESCRIPTION                       LOCATION
-----------     -------------------------------   ------------------------------

10.45           Insider Pledge and Escrow         Filed as an exhibit to Current
                Agreement by Cornell Capital      Report on Form 8-K filed on
                Partners, Cord Blood America,     September 12, 2005
                Inc., Matthew L. Schissler, and
                David Gonzalez, Esq.

10.46           Investor Registration Rights      Filed as an exhibit to Current
                Agreement between Cord Blood      Report on Form 8-K filed on
                America, Inc. and Cornell         September 12, 2005
                Capital Partners.

10.47           Securities Purchase Agreement     Filed as an exhibit to Current
                between Cord Blood America,       Report on Form 8-K filed on
                Inc. and Cornell Capital          September 12, 2005
                Partners.

10.48           Warrant to Purchase Common        Filed as an exhibit to Current
                Stock by Cornell Capital          Report on Form 8-K filed on
                Partners                          September 12, 2005

10.50           Warrant to Purchase Common        Filed as an exhibit to Current
                Stock by Cornell Capital          Report on Form 8-K filed on
                Partners                          September 12, 2005

10.51           Secured Convertible Debenture     Filed as an exhibit to Current
                issued by Cord Blood America to   Report on Form 8-K filed on
                Cornell Capital Partners          September 12, 2005

31.0            Certification of Cord Blood       Provided herewith
                America, Inc. Chief Executive
                Officer, Matthew L. Schissler,
                pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

31.1            Certification of Cord Blood       Provided herewith
                America, Inc. Principal
                Financial Officer, Sandra D.
                Smith, pursuant to Section 302
                of the Sarbanes-Oxley Act of
                2002

32.0            Certification of Cord Blood       Provided herewith
                America, Inc. Chief Executive
                Officer, Matthew L. Schissler,
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

32.1            Certification of Cord Blood       Provided herewith
                America, Inc. Chief Financial
                Officer, Sandra D. Smith,
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORD BLOOD AMERICA, INC.

Date: November 21, 2005                  By: /s/ Matthew L. Schissler
                                             ------------------------
                                         Matthew L. Schissler,
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

                                         By: /s/ Sandra D. Smith
                                             -------------------
                                         Sandra D. Smith,
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)