Form 10KSB
period 2005-12-31
Cord Blood America, Inc.
filed 2006-04-17
CIK 1289496

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                 _______________

                                   FORM 10-KSB
                                 _______________

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from ______________ to ____________.


                        Commission File Number: 000-50746

                                 _______________

                            Cord Blood America, Inc.
                 (Name of small business issuer in its charter)
                                 _______________


          Florida                                             65-1078768
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


          9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
               (Address of principal executive offices)(Zip Code)

                                 (310) 432-4090
                (Issuer's Telephone Number, including Area Code)

          Securities Registered under Section 12(b) of the Exchange Act
                                      None

          Securities registered under Section 12(g) of the Exchange Act
                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year: $2,277,523

The aggregate market value of the registrant's common stock held by non-affiliates on March 27, 2006 (based on the closing price of the OTC Bulletin Board) on such date was approximately 2,049,520.

40,541,845 shares of the issuer's common stock, par value $.0001 per share, were outstanding as of March 27, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                        2005 ANNUAL REPORT ON FORM 10-KSB

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

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

Signatures
Certifications

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained herein, we make statements in this Annual Report on Form 10-KSB that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. These risks and uncertainties include but may not be limited to:
(1) whether we will continue as a going concern; (2) whether we will continue to increase revenues within our core business; (3) whether we will generate revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry; (4) whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability; (5) whether we are able to meet our financing requirements, and to ultimately achieve profitable operations (6) whether our current and future plans will provide an opportunity to continue as a going concern; (7) whether we will create tremendous value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services; (8) whether we will be able to further monetize our website traffic through the use of our web properties, and therefore offset these increasing costs; (9) whether we will continue to carry a deficit until such time that we can greatly increase our assets and reduce our significant liabilities; (10) whether we will be able to reduce our working capital deficit over the long-term; (11) whether our current funding will partially be used to supplement the remaining operating cash needed; (12) whether a portion of the funding will also be used to promote additional channels of stem cell services to further diversify our revenue streams; (13) whether other channels that will furnish a more favorable financial model; (14) whether a portion of the funding will be used for mergers and acquisitions of companies in the stem cell industry; (15) whether the combination of the capital raised through the issuance of the convertible debentures and our cash flows from operations will be sufficient through 2006; (16) whether we move towards profitability throughout 2006; (17) whether we further streamline our current operations, through discovering and implementing more profitable stem cell channels and by drastically reducing expenses related to raising additional capital; (18) whether additional financing will be available, and, if available, whether it will take the form of debt or equity; (19) whether Rain's loans will be paid in full by the end of 2006; (20) whether Rain will not continue to experience a cash flow deficiency in the future; (21) whether Rain will be able to fund its own operations through cash flows from operations again in the very near future;
(22) whether our new programs will have a positive impact in the future; (23) whether we find new and improved ways to produce positive financial results that are complimentary to our business; (24) whether the launch of the Annual Payment Option in September 2005 will have a positive impact; (25) whether our new Annual Payment Option will open the door so that the average American family can afford to bank their child's cord blood stem cells; (26) whether our marketing initiatives will promote the new payment plan and create awareness both with existing prospects and other expectant families outside the company database;
(27) whether our Annual Payment Option creates a new demographic of customers who were not previously able to take advantage of our cord blood preservation services; (28) whether there is an increase in potential customers as well as an increase in new customers; (29) whether we can improve our overall conversion rate and cost for acquiring clients; (30) whether we continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecological practices and other healthcare professionals; (31) whether continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability; (32) whether we are able to accelerate the growth of our channel partnership programs by engaging a firm with existing medical sales representatives on staff to present Cord Partners' Physician Partnership Programs on a national scale to key healthcare providers; (33) whether we add long form television infomercial buys, Hispanic media buys and call center management services over the next six months; (34) whether Family is able to take advantage of the huge profit potential in the lead generation business as more advertisers are moving to a fixed cost advertising methodology to control their return on investment; (35) whether our campaigns greatly increase the number of leads generated for all of our clients through our web properties over the next 12 months; (36) whether we will continue to add new advertisers to our sites and expand our network to accommodate these advertisers; (37) whether we will continue to re-market to our opt in database of leads using both online and offline mediums to produce additional revenue;
(38) whether we are able to diversify our service offerings within the stem cell industry by offering additional sources of adult stem cells for private banking;
(39) whether sources such as adipose tissue and peripheral blood have the potential to make a positive financial impact on our company; and (40) whether we continue to actively evaluate opportunities to acquire organizations within the stem cell industry that make both strategic and financial sense. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors, certain of which are discussed herein under the heading "Factors That May Affect Future Operating Results" that could cause our actual performance or achievements to be materially different from those expressed in any forward-looking statements made by or on our behalf. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. The Company's past performance is not necessarily indicative of its future performance. The Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, events or circumstances after the date of such statement.

The following information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development
--------------------

         Cord Blood America, Inc. ("Cord Blood") was incorporated on October 12, 1999 in the State of Florida. We did not commence business operations until we acquired Cord Partners, Inc. ("Cord"), a Florida corporation, on March 31, 2004. Since Cord's formation in January 2003, we have been, and continue to be, engaged in the business of collecting, testing, processing and preserving umbilical cord blood, thereby allowing families to preserve cord blood at the birth of a child for potential use in future stem cell therapy. Cord Blood is also the parent company to four additional subsidiaries. The first subsidiary, CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy. The second subsidiary, CBA Properties, Inc. ("Properties"), a Florida corporation, was formed to hold the corporate trademarks and any other intellectual property of Cord Blood and its subsidiaries. The third subsidiary, Rainmakers International ("Rain"), a Florida corporation, was acquired in February 2005 and is engaged in the business of advertising. Rain specializes in delivering leads to corporate customers through national television and radio campaigns. The fourth subsidiary, Family Marketing, Inc. ("Family"), a Nevada corporation, was acquired in April 2005 and is engaged in the business of internet advertising. Family specializes in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. Family handles all of Cord's internet based advertising and has been able to reduce Cord's marketing spend on a per lead basis by utilizing its established relationships with other family based advertisers.

         We intend to continue the organic growth of Cord through continued improvement of internal processes as well as and expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also intend to grow through mergers with and/or acquisitions of other stem cell preservation companies. We are currently exploring various acquisition opportunities and will continue to do so.

         In addition to our current growth plans of Cord, we will also continue to expand Rain and Family, as both companies have shown profitability in the past. We will focus on increasing revenues while keeping operating expenses to a minimum.

Business Of Issuer
------------------

Industry Background of Cord, the Cord Blood Division

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

         There are many types of stem cells in the human body. These stem cells are found in different concentrations and in different locations in the body during a person's lifetime. Current research suggests that each organ and tissue in the body is founded, maintained and possibly rejuvenated to different degrees, on a more or less continual basis, by specific stem cell populations naturally present in the body. Types of stem cells include:

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

         Since the 1960's, bone marrow transplantation has been successfully employed in the treatment of a variety of cancers and other serious diseases. According to the International Bone Marrow Transplant Registry, over 45,000 bone marrow and other hematopoietic (blood) stem cell transplant procedures were performed worldwide in 2002.

         The flexibility and plasticity of stem cells has led many researchers to believe that stem cells have tremendous promise in the treatment of diseases other than those currently addressed by stem cell procedures. Researchers report progress in the development of new therapies utilizing stem cells for the treatment of cancer, neurological, immunological, genetic, cardiac, pancreatic, liver and degenerative diseases.

Umbilical Cord Blood Banking
----------------------------

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

         In the past decade, several public and private cord blood banks have been established to provide for the collection and preservation of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is preserved and made available for a significant fee to anyone who needs it in the future. We do not currently collect or store donated cord blood units. Private, or family, cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is preserved and made available to the family in the event the family needs stem cells for a transplant. While stem cells have been successfully recovered from cord blood after at least fifteen years of storage in liquid nitrogen, these cells may theoretically be able to retain their viability at least as long as the normal life span of an individual.

CORD
----

         Cord's customers are expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member. Through partnering with Bergen Community Regional Blood Center, Cord is able to collect, test, process and preserve umbilical cord blood.

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

         COMPREHENSIVE TESTING. At the laboratory, the cord blood sample is tested for stem cell concentration levels and blood type. The cord blood sample and the maternal blood sample are also tested for infectious diseases. We report these results to both the mother and her doctor.

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

         At present, all of our cord blood units are tested, processed and stored at Bergen Community Regional Blood Center in Paramus, New Jersey.

Explanation of Material Agreements
----------------------------------

Blood Bank Service Agreement

         Pursuant to Cord's Service Agreement with Bergen Community Regional Blood Center (the "Service Agreement"), the blood center tests all cord blood received from Cord and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request by the customer or the customer's physician. The blood center is compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month. Our agreement with the blood center runs through June 30, 2012. However, our agreement may be terminated by either party on 90 days notice.

         Several other blood centers also provide the services currently provided to Cord by Bergen Community Regional Blood Center. If the Service Agreement were to terminate for any reason, Cord believes that comparable services could be secured from another provider at comparable cost within the contractual notice period. In the event that we are not able to secure such services, Cord may not be able to continue to provide our cord blood banking services for some period of time or our storage expenses may increase, or both. This would have an adverse effect on our financial condition and results of operations.

         Cord is responsible for securing the proper collection and transportation of the cord blood to Bergen Community Regional Blood Center. Bergen Community Regional Blood Center is responsible for the proper testing, processing and storage of the cord blood delivered to it. Upon request by customer or a customer's physician for release of stored cord blood or upon the termination of the Service Agreement, Bergen Community Regional Blood Center is not responsible for any cord blood once it is properly released to a courier or delivery service.

         The Service Agreement requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount. In addition, the Service Agreement provides that each party will indemnify the other from its respective acts, errors or omissions in performing its respective obligations under the agreement.

Patent License Agreement

         PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past three years, PharmaStem has commenced litigation against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. After a jury trial in October 2003, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced litigation against Cord and others alleging infringement of PharmaStem's patents. Cord decided to settle, rather than litigate this matter. As a result, PharmaStem and Cord entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. Cord is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord from the collection and storage of cord blood on and after January 1, 2004 through the life of the patents. Other than royalties, no amount is payable by Cord to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.

Marketing
---------

         The marketing of our services is based upon the education of our potential customers. Most people do not know about the medical benefits that stem cells may provide and, even when they do, they may not know that stem cells saved from the birth of their child may have significant value to their family. We attempt to inform and educate our potential customers as to these possible benefits.

         We utilize several methods to educate our potential customers. Primarily, we use our website (www.cordpartners.com), printed information kits and brochures to educate families about the benefits and costs of cord blood storage. We provide potential customers with access to basic information about stem cells and their current and potential uses in medical treatment. We also educate potential customers as to their options with regard to private storage, public donation and disposal of umbilical cord blood as well as various collection methods, transportation of samples, laboratory testing and preservation techniques. We provide potential customers with the option of having a one-on-one counseling session with a Cord Preservation Counselor.

         We also help potential customers find non-commercial resources to gain further information about stem cells and their possible uses in medical treatment. The most referred sources include the websites for: The Parents Guide to Cord Blood, the National Institute of Health and the National Marrow Donor Program. Our marketing campaigns are designed to capture as many qualified leads as possible so as to enable us to educate potential customers about their storage options. A marketing campaign is any promotion which is aimed at reaching numerous potential customers. This can be achieved through one or many advertising media. At present, our marketing focuses on the following: personal referrals, professional referrals, internet advertising, print advertising, direct mail, baby fairs and public relations. We funnel our leads through a well-defined process which utilizes numerous methods for educating our potential clients, including direct mail, email and telephone consultations. To us, the most important aspect of our work is to try to teach expectant families what their umbilical cord blood preservation options may be. While we would like to convert all leads into customers, it is most important that each family is aware of the private and public storage options available to them so that they can make an informed decision.

         All of our marketing efforts are designed and implemented by our employees. Our website was designed and is maintained and hosted by Gecko Media, Inc. Stephen Weir, a director of Cord Blood, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Because of our internet presence, our marketing efforts are worldwide in scope. Nevertheless, virtually all of our customers reside in the United States.

Competition
-----------

         Our competitors in the cord blood preservation industry include approximately 24 other national private family cord blood banks in the United States, including Viacell, California Cryobank, Cbr Systems (Cord Blood Registry), Cryo-Cell International, CorCell, LifeBankUSA, and New England Cord Blood Bank. These companies privately store umbilical cord blood on a fee basis. Some competitors, such as Cryo-Cell, charge a lower price for their products than we do. Other competitors, such as Viacell and Cbr Systems, may have greater financial resources than we do. There are also more than fifty public cord blood banks throughout the world, including the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank and Duesseldorf Cord Blood Bank. These competitors accept and store cord blood for little or no compensation, but charge a significant fee for the retrieval of the cord blood.

         Our ability to compete with other private family and public cord blood banks will depend on our ability to distinguish ourselves as a leading provider of quality cord blood banking services. We believe that three factors distinguish our services. First, unlike some of our larger competitors, we have entered into a Patent License Agreement with PharmaStem. We believe this ensures our ability to continue to provide cord blood banking services to our customers. Second, unlike many of our competitors, our initial fee covers all services for the first year, including collection, transportation, testing, processing and preservation of the cord blood. Several of our competitors do not include all of these services in their initial fee. Finally, customer service representatives, referred to as "cord partners", are available to all of our customers 24 hours per day, 7 days per week, via a toll free pager number. Each cord partner is trained not only to handle all customer inquires, but to communicate with labor and delivery staff in the event questions arise before, during or subsequent to delivery of the child.

Government Regulation
---------------------

The cord blood banking services provided by us are subject to the Food and Drug Administration (the "FDA") regulations requiring infectious disease testing. The cord blood facility we use has registered with the FDA as a cord blood banking service, has listed its products with the FDA, and is subject to FDA inspection. In addition, the FDA has proposed good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products, as well as proposed rules for donor suitability. We believe that we are in compliance with existing regulatory requirements.

         Of the states in which we provide cord blood banking services, only New Jersey and New York currently require that cord blood banks be licensed. We maintain the required procurement service licenses of both the states of New York and New Jersey.

BODYCELLS
---------

         BodyCells, is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy.

PROPERTIES
----------

         Properties holds all of the trademarks and other intellectual property of Cord Blood and its subsidiaries. The trademarks were applied for in the fourth quarter of 2004. The trademark, "Cord Partners" was registered with the United States Patent and Trademark office on January 17, 2006.

FAMILY
------

         Family specializes in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. Family handles all of Cord's internet based advertising, to provide a more systematic and thorough approach to the marketing efforts of Cord by tightly controlling the return on investment.

RAIN
----

         Rain was acquired by us on February 28, 2005 and is in the business of advertising for corporate customers through national television and radio campaigns. Sources of revenue for Rain include: procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising.

         Costs of services associated with the revenues of Rain are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising procured; and media venue fees for sales leads generated via per inquiry advertising.

Advertising and Direct Marketing
--------------------------------

         Rain offers our advertising and direct marketing customers a range of services including:

     |X|  The placement of advertising in television and radio outlets;

     |X| The production of advertising content, including television commercials, and radio copy

     |X| Advertising and marketing consulting services relating to the customer's marketing campaign.

         In performing our advertising agency services, we outsource commercial production services to third party production companies.

         Rain's advertising clients are typically small companies for whom our range of services include, in addition to the placement of advertising, a range of consulting services which can include assistance in not only developing an advertising program, but helping the client to design or develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

Competition
-----------

         The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as Integrated Media, Last Second Media, Media Associates, RevShare, Mercury Media, ChoicePoint Precision Marketing and E&M Advertising generally serve large corporations. Rain intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Most of our advertising clients are smaller companies that would not typically be sought by the major advertising and marketing companies.

         Our customers compete with products of many large and small companies, including well-known global competitors. We market our customers with advertising, including direct response advertising, promotions and other vehicles to build awareness of their brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. We believe that we gain a certain level of competitive advantage by utilizing cost savings from our direct response advertising sector for multiple customers.

Government Regulation
---------------------

         The Federal Trade Commission establishes and enforces various regulations put in place to ensure fair advertising. Because we are not marketing our own products, and only buying media for other customer products, our liabilities under such practices are decreased and we protect against advertising any product that does not meet the highest standards of the FTC guidelines.

Dependence on One or a Few Major Customers
------------------------------------------

         Currently Rain is dependent on one major customer, Tax Incorporated.

CORD BLOOD

Employees
---------

         At present, we employ fifteen full time employees and one part-time employee. Our full time employees include our Chairman of the Board and Chief Executive Officer, and our Chief Financial Officer. We believe our relations with all of our employees are excellent.

Reports to Security Holders
---------------------------

         Cord Blood makes news releases, financial and other information available on it's Corporate website at www.cordblood-america.com. There is a direct link to all of Cord Blood's Securities and Exchange Commissions filings via the EDGAR database on the Corporate website. Cord Blood's annual reports on Form 10-KSB, quarterly reports on form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible from the link free of charge or by going directly to http://www.sec.gov. The public may also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal office is located at 9000 W. Sunset Boulevard, Suite 400, West Hollywood, California, 90069. The property is a suite of approximately 2,000 square feet. The property is leased from an unaffiliated third party for a period of five years ending September 30, 2009. The monthly lease payments are approximately $6,000.

         We maintain tenant fire and casualty insurance on our leased property in an amount deemed adequate by management.

ITEM 3. LEGAL PROCEEDINGS

         In June 2005, we received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming as defendants Cord Blood and Cord. The complaint alleges that the defendants owe Merrill Corporation, the Plaintiff, $109,000 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable. In January 2006, both parties executed a Settlement and Release Agreement ("Agreement") to compromise and settle the litigation. Pursuant to the Agreement, Cord Blood paid Merrill Corporation $109,000 in cash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

NONE

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

On January 21, 2005, our stock began trading on the Over-the-Counter Bulletin Board under the symbol "CBAI.OB".

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

   YEAR 2005                                               HIGH BID     LOW BID
   -----------------------------------------------------------------------------
  Quarter Ended March 31, 2005(from
     January 31, 2005)                                       $0.31      $ 0.16
   Quarter Ended June 30, 2005                               $0.66      $ 0.08
   Quarter Ended September 30, 2005                          $0.70      $0.215
   Quarter Ended December 31, 2005                           $0.24      $ 0.18


         As of December 31, 2005, options to purchase 6,639,189 shares of our common stock were outstanding. As of December 31, 2005, warrants to purchase 22,570,000 shares of our common stock were outstanding. As of December 31, 2005, 14,477,119 shares of our common stock are believed to be capable of being sold or transferred without registration under the Securities Act of 1933.

(B) HOLDERS OF COMMON STOCK

         As of December 31, 2005, we had approximately 950 shareholders of record of our common stock and 39,471,857 shares of our common stock were issued and outstanding.

(C) DIVIDEND

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

(D)      EQUITY COMPENSATION PLAN

                                                                                                     NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE
                                                                                                      FOR FUTURE ISSUANCE
                                                    NUMBER OF SECURITIES                                 UNDER EQUITY
                                                      TO BE ISSUED UPON        WEIGHTED AVERAGE       COMPENSATION PLANS
                                                         EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                                    OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        REFLECTED IN
                                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          COLUMN (A))
PLAN CATEGORY                                                (A)                     (B)                      (C)
-------------------------------------------------   --------------------     --------------------     ---------------------
Equity compensation plans approved by security
  holders                                                  2,251,400                   $0.23                5,748,600
Equity compensation plans not approved by equity
  holders                                                          0                     N/A                        0
Total                                                      2,251,400                   $0.23                5,748,600


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION:

         This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Cord Blood America's ("Cord Blood's") past performance, financial condition and prospects. The following will be discussed and analyzed:

     o    Overview
     o    Financial Highlights for 2005
     o    Financial Condition and Results of Operations
     o    Critical Accounting Policies and Use of Estimates
     o    Liquidity and Capital Resources
     o    Business Outlook
     o    Risk Factors Related to Our Business
     o    Off-Balance Sheet Arrangements

OVERVIEW:

         Cord Blood is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate three core businesses:

     o the umbilical cord blood stem cell preservation operations that are conducted by Cord Partners, Inc. ("Cord")
     o the television and radio advertising operations that are conducted by Career Channel, Inc. D/B/A Rainmakers International ("Rain")
     o the internet advertising operations that are conducted by Family Marketing, Inc. ("Family")

         The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Cord's corporate headquarters are located in Los Angeles, California. All cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. We provide the following services to each customer:

     o COLLECTION MATERIALS. We provide a medical kit that contains all of the materials necessary for collecting the newborn's umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.
     o FULL-TIME PHYSICIAN AND CUSTOMER SUPPORT. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, including any instruction necessary for successful collection, packaging, and transportation of the cord blood & maternal blood samples.
     o TRANSPORTATION. We coordinate the transportation of the cord blood unit to our laboratory partner, Community Blood Services, immediately following birth, anytime of day or night. This process utilizes a private medical courier, Quick International, for maximum efficiency and security.
     o COMPREHENSIVE TESTING. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. We report these results to the newborn's mother.
     o CORD BLOOD PRESERVATION. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in a secure liquid nitrogen freezer for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

         Cord earns revenue two ways: through a one-time enrollment and processing fee and through an annually recurring storage and maintenance fee.

         The television and radio advertising operations provide advertising and direct marketing customers a range of services including:

     o the placement of advertising in both national and local television and radio outlets
     o the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies

     o advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy

         A majority of Rain's revenues are realized through direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with whom we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California. Rain's operations are located in Carlsbad, CA.

         Family, the internet advertising operation, owns and operates several lead generation web properties that produce internet leads for Cord Blood along with other family based companies. The primary purpose of Family is to be the internet marketing arm for Cord Blood. Website visitors are directed to our web properties through several methods including natural search, paid search, email and banners. We also utilize affiliate marketers to help drive traffic to our web properties while only incurring a fee if a qualified lead is generated. Our websites require a registration process which is beneficial in the following ways:

     o By registering the user with the website, the user consents to receive follow up marketing from us on behalf of our advertisers
     o By pre-qualifying registered users for certain offers based upon their demographic information
     o By creating value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services, enabling us to further monetize our website traffic

         Family earns revenue on a cost per lead basis for any leads generated through our web properties. The cost of acquiring leads for Cord through traditional internet advertising methods has become increasingly expensive. Through the use of our web properties, we are able to monetize the cost of acquiring these leads and therefore offset these increasing costs. Family operates out of our corporate office in Los Angeles, CA.

FINANCIAL HIGHLIGHTS FOR 2005:

     o Consolidated revenues increased 51% to $2,277,523 for the year ended December 31, 2005, compared to $1,503,702 for the year ended December 31, 2004.
     o Consolidated Gross Profit increased 48% to $513,340 for the year ended December 31, 2005, compared to $346,623 for the year ended December 31, 2004.
     o Total assets increased 568% to $2,229,993 as of December 31, 2005, from $334,074 as of December 31, 2004.

     o Revenue of Cord increased 43% to $1,078,728 for the year ended December 31, 2005, compared to $751,850 for the year ended December 31, 2004.
     o Revenue of Rain increased 48% to $1,113,459 for the year ended December 31, 2005 compared to $751,852 for the year ended December 31, 2004.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         As of December 31, 2005, total assets increased 568% to $2.2 million, compared to approximately $334,000 as of December 31, 2004. Items of significant increase included a 1255% increase in cash and a 414% increase in certificates of deposit. The increase in cash was partially due to the receipt of $5 million in funding from Cornell Capital Partners during 2005. Due to the acquisition of Family in April 2005, there was also an increase in goodwill.

         As of December 31, 2005, total liabilities increased 182% to approximately
$5,471,000 as compared to approximately $1,937,000 as of December 31, 2004. Significant items include a decrease in accounts payable of 19% which is attributed to the repayment of past due vendors during 2005. There was also a 18% decrease in accrued expenses which reflects the repayment of deferred 2004 payroll paid to an officer of Cord Blood during 2005. In addition, there was a 392% increase in notes payable net of unamortized discount due to the addition of the convertible debentures in 2005.

         At December 31, 2005, we had a working capital deficit of $3,298,086. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal we do not foresee this occurring in the near future.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

         For the year ended December 31, 2005, revenue increased 52% to approximately $2.3 million, compared to approximately $1.5 million for the year ended December 31, 2004. There was a slight increase in revenue with the acquisition of Family in April 2005, but the majority of the increase was due to increased revenue of both Cord and Rain. We believe Cord experienced an increase in revenue due to:

     o    increased marketing efforts through print media and the internet;
     o consistent communication with prospective customers through telephone, direct mail and e-mail;
     o the addition of salespeople allowing us to reach a greater number of prospective clients and schedule more frequent follow-ups;
     o more efficient sales efforts through the experience and knowledge gained by the retention of existing salespeople;
     o the redesign of the packaging of our umbilical cord blood collection kit to increase awareness of the Cord Partners brand in hospitals and among consumers;
     o an increase in repeat business from existing customers having additional children

     o    an increase in referrals by existing customers; and
     o a price increase for cord blood enrollment and processing in January 2005 from $1,595 to $1,695.

We believe Rain experienced an increase in revenue due to:

     o    the addition of a major customer, Innovative Tax Relief, in January
          2005;
     o a number of existing customers increasing their direct response weekly budgets after successful campaigns on national radio and television outlets with Rain; and
     o the expansion of our radio and television per inquiry networks generating more lead volume for our per inquiry clients.

         For the year ended December 31, 2005, cost of services increased 52% to approximately $1.8 million compared to approximately $1.2 million for the year ended December 31, 2004. There was a slight increase in cost of services with the acquisition of Family in April 2005 but the majority of the increase was due to costs directly associated with increased sales of both Cord and Rain. We believe Cord experienced an additional increase in cost of services due to:

     o    the increase in cost of our newly packaged medical kit;
     o our inability to take an early payment discount on our lab processing and storage fees for most of 2005; and
     o    an increase in the average medical courier service delivery fee.

         We believe Rain experienced an additional increase in cost of services due to:

     o    our cost of commercial production increased; and
     o    our cost per inquiry increased.

         For the year ended December 31, 2005, gross profit increased 48% to approximately $513,000 compared to approximately $347,000 for the year ended December 31, 2004. Because both revenue and cost of services increased at the same rate, gross profit increased at the same rate, as well.

         For the year ended December 31, 2005, administrative and selling expenses increased 145% to approximately $4.8 million as compared to approximately $1.9 million for the year ended December 31, 2004.

         Administrative and selling expenses increased as a result of several factors. First, compensation expense increased by approximately $1,137,700 in 2005, due to adding and retaining twelve full time and two part time employees, and an increase in salary and stock compensation of four executives. The addition of the new employees contributed to the approximate $32,100 increase in other employee related expenses, such as telephone and internet service expenses, computer licenses and service expense, parking expense and office supplies expense. Independent contractor expense increased by approximately $4,300. Insurance expense increased by approximately $25,200 as the result of additional coverage required by the Patent License Agreement with PharmaStem and the purchase of a Directors and Officers insurance policy. We incurred approximately $353,900 in finance and bank related charges for fees on carried balances and fees from the addition of multiple bank accounts, merchant accounts and company credit cards. Some of these fees were paid with options or shares of our stock. Expenses for development, maintenance and hosting of our websites increased by approximately $69,600 pursuant to the Web Development and Maintenance Agreement with Gecko Media. Travel expense increased by approximately $19,400. Additionally, we increased the number of print publications we advertised in leading to an increase of approximately $23,600 in print advertising expense during 2005. The production of marketing materials and associated postage and delivery expenses increased by approximately $145,100 as we experienced a significant increase in prospect customer inquires requiring increased distribution of consumer information guides. We also increased the number of direct mailings and the dispersal of brochures to medical professionals. We increased our internet advertising which led to an increase of approximately $60,300 in web advertising expense during 2005. During 2005, we engaged a public relations firm and in doing so incurred an increase in public relations expense of approximately $20,400. In October 2004, we relocated to a larger, traditional office space, which contributed to the increase in rent of approximately $59,600 in 2005. In 2005, a multi-year audit was performed on Rain, which we acquired on February 28, 2005. The audit, as well as other public company obligations, contributed to the increase in professional fees for auditing and legal services of approximately $153,700. We also saw an increase of approximately $383,100 in professional fees in relation to our financing agreements as well as business process consulting. There were approximately $351,100 in other public company related expenses, such as investor relations, public filings and stock transfer and issuance expenses. Depreciation expense increased approximately $6,000. Of the expenses above, finance fees on carried balances, audit and legal fees related to the acquisition of Rain and professional fees related to our financing agreements are non-recurring fees.

         For the year ended December 31, 2005, interest expense increased 2366% to approximately $1,867,800 as compared to approximately $79,100 for the year ended December 31, 2004. The increase was in relation to promissory notes issued as part of an equity distribution agreement and interest on a convertible debenture agreement.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES:

         We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

     |X|  determination of the level of allowance for bad debt;
     |X|  deferred revenue; and
     |X|  revenue recognition

         During the first quarter of fiscal 2005, we reevaluated our application of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), to the presentation of our revenues generated from packaged advertising services provided to our clients. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the "Gross" basis. Prior to the first quarter of 2005, we reported such revenues on a "Net" basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. The reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

         Additional information about accounting policies can be found in Item 7 "Financial Information - Notes to Consolidated Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES:

         We have experienced net losses from operations of $4,465,720 and $1,602,525 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we had $1,629,475 in cash and $385,712 in certificates of deposit. We currently collect cash receipts from operations through three of our subsidiaries: Cord, Rain and Family. All corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources. On September 9, 2005, we received $3,500,000 in funding from the issuance of convertible debentures to Cornell Capital Partners in a private placement. On December 28, 2005, we received an additional $1,500,000. The $5,000,000 raised has been and will continue to be partially used to supplement the operating cash needed in 2006. Approximately $1,059,000 has been used to fully repay outstanding notes, including interest, and approximately $440,000 was used to pay past due balances with various vendors. A portion of the funding has also been used to develop a fourth subsidiary, BodyCells, Inc., which is still in the developmental phase. BodyCells will facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy. We believe we BodyCells will be operational during the second quarter of 2006. A portion of the funding has also been invested in Family, as we believe there is an excellent opportunity for growth through this subsidiary. Currently, Family has the highest margins of any of our subsidiaries with the potential of an attractive return on investment. Finally, we invested part of the funding into an asset purchase of approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of the umbilical cord blood samples from Cryobank for Oncologic and Reproductive Donors, Inc. This transaction increased Cord's revenue producing contracts by approximately 53%.

         We project the combination of the capital raised through the issuance of the convertible debentures and our cash flows from operations will be sufficient to fund our operations through the majority of 2006. A critical component of our operating plan that may have a substantial impact on our continued existence is our ability to obtain capital through additional equity and/or debt financing. We do not anticipate adequate positive internal operating cash flow until such time as we can generate substantially greater revenues than we are generating at present.

         Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders.

         If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

         Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. Adequate financing may not be obtained by us to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

         A large shortfall in projected cash flows may occur due to, but is not limited to, any of the following reasons:

     o an extreme shift in the selection of our new Annual Payment Option plan by new customers;
     o introduction of a competing stem cell product that would decrease interest in cord blood stem cell preservation;
     o    loss of market share to new or existing competitors;
     o    a major increase in the cost of our services;
     o    changes in company strategies that produce unforeseen adverse results;
     o decreased visibility of the stem cell industry within the national media
     o a medical break-through deeming cord blood stem cell preservation obsolete; or
     o    poor economic factors leaving families with less disposable income.

         The cash flows from operations of our second subsidiary, Rain, have typically been sufficient to cover the operating expenses incurred by Rain. However, during the second half of 2005, we experienced cash flow difficulties with Rain, which we believe were due to:

     o the loss of our largest customer, as well as another large account that went out of business;
     o an increase in the average cost per lead that the customer must pay for TV and radio which reduced or eliminated this method of advertising as an option for our smaller clients;
     o an increase in direct response rates which reduced or eliminated this method of advertising as an option for our smaller clients;
     o a decrease in unsold air time available for sale to our per inquiry clients due to the holiday season; and
     o a decrease in marketing budgets of most of our clients in the financial services industry due to historically lower returns on television and radio campaigns during the fourth quarter of 2005.

         These events caused a decrease in cash flows during the last six months of 2005. Because of these occurrences short-term inter-company interest free loans were made to Rain by Cord through December 2005 in order to supplement the cash flow deficiency. As of December 31, 2005, the loans totaled approximately $97,000. We believe the loans will be paid in full by the end of 2006. We do not foresee a cash flow deficiency in the future as sales and therefore cash receipts began to increase subsequent during the fourth quarter of 2005. Rain is currently able to fund its own operations through cash flows from operations due to an increase in sales. However, it is possible Rain may experience insufficient cash flows in the future due to, but not limited to, the following reasons:

     o    a loss of current customers to competitors;
     o    our inability to add new customers to our current customer base;
     o increased pricing that leaves companies with smaller advertising budgets unable to continue to use our services;
     o    changes in company strategies that produce unforeseen adverse results;
     o    seasonal factors within the television and radio advertising industry;
          and
     o poor economic factors leaving companies with smaller advertising budgets unable to continue to use our services.

         The cash flows from operations of our third subsidiary, Family, are currently sufficient to cover its cash flow needs. We believe this will continue to be the case for the next twelve months.

         Although no assurances can be given, we believe that our cash flow deficit will decrease as revenues and sales increase, expenses related to capital raising decrease and we develop more profitable channels.

         On December 31, 2005, we held accounts receivable (net of allowance for doubtful accounts) of $154,374. Accounts receivable are generally kept current through punctual collection efforts.

         Our sources of funding that are currently outstanding or available are as follows:

         In August, September and October 2004, Cord Blood issued three unsecured promissory notes to an unrelated party. The first note for $500,000 bearing interest at 8% per annum, the second note for $250,000 bearing interest at 10% per annum and the third note for $250,000 bearing interest at 10% to the same party. The second and third note each contained detachable warrants to purchase 500,000 shares (1,000,000 in total) of common stock at an exercise price of $0.1875 per share and can be exercised at any time prior to September 2009. At December 31, 2005, all three notes were re-paid in full.

         On March 22, 2005, Cord Blood entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, we would sell to Cornell Capital Partners common stock for an aggregate purchase price of up to $5,000,000. On December 26, 2005, Cord Blood and Cornell Capital Partners agreed that it was in each party's best interest to terminate the Equity Distribution Agreement. On December 26, 2005, we entered into a Termination Agreement with Cornell Capital Partners to terminate the Equity Distribution Agreement and any and all agreements related to the Equity Distribution Agreement.

         In March 2005, Cord received a $70,000 advance on future credit card sales. Repayment terms on this advance call for 17% of certain credit card sales until the sum of $94,682 has been paid. At December 31, 2005, the outstanding principal balance was $0.

         On September 9, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P. ("Cornell"). Pursuant to the Securities Purchase Agreement, Cornell purchased secured convertible debentures from us in the original principal amount of $5,000,000, of which $3,500,000 was funded on September 9, 2005 and $1,500,000 was funded on December 28, 2005 (the "Notes"). The Notes mature on December 23, 2007 and accrue annual interest of 12%. These Notes are also convertible at the holder's option at the lesser of (i) a conversion price equal to $0.35 or (ii) 96% of the lowest daily volume weighted average price of the common stock during the 30 trading days immediately proceeding the conversion date. The Notes are secured by substantially all our assets. The Notes may be redeemed by us at any time, in whole or in part, provided the closing price is less than $0.35 per share. Upon redemption we will pay a redemption premium of 10% of the principal amount being redeemed. Pursuant to an Investor Registration Rights Agreement we entered into with Cornell on September 9, 2005, we registered for resale 60,000,000 shares of our common stock that are issuable upon conversion of the Notes on a Registration Statement on Form SB-2 that was filed with the Securities and Exchange Commission on February 13, 2006.

         In connection with the SP Agreement, three warrants were issued to Cornell for the purchase of a total of 22,570,000 shares of Cord Blood's common stock. All three warrants were immediately exercisable for a 5-year period, expiring on September 9, 2010. The first two warrants total 14,285,000 shares of common stock at an exercise price of $0.35 per share. The third warrant is for 8,285,000 shares of common stock at an exercise price of $0.40 per share. The estimated fair value of the warrants is approximately $4,175,806, was recorded as deferred consideration against equity and is being amortized to interest expense over the life of the Debentures. At the date of issuance, Cord Blood's common stock price was $0.31 per share. At December 31, 2005, approximately $393,000 of the value has been amortized to interest expense relating to these warrants.

         On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The SP Agreement and the Registration Rights Agreement dated September 9, 2005 were also amended. The agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

         The SP Agreement was amended to state Cord Blood shall pay Cornell or its designees a non refundable commitment fee of $375,000 (equal to seven and one half percent (7.5%) of the $5,000,000 Purchase Price), of which $262,500 has been paid at the First Closing, and the remaining $112,500 shall be paid at the Second Closing. It also states Cord Blood agrees to take any and all appropriate action necessary to increase its authorized common stock to two hundred million (200,000,000) by March 1, 2006.

         The Investor Registration Rights Agreement that was entered into by Cord Blood and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures and must be filed no later than January 15, 2006. However, due to unforeseen delays, the deadline was extended to February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty (30) days after Cord Blood has increased its authorized common stock to at least two hundred million (200,000,000) shares, are as follows:

          a. Such number of shares of Common Stock equal to five (5) times the total principal balance of the Convertible Debentures remaining at the time the Second Registration Statement is filed divided by the conversion price in effect at the time the Second Registration Statement is filed.
          b.   7,000,000 Shares underlying the Warrant dated 9/9/05
          c.   7,285,000 Shares underlying the Warrant dated 9/9/05
          d.   8,285,000 Shares underlying the Warrant dated 9/9/05

         If we default on any of the above agreements, we may have to curtail our business or cease operations.

BUSINESS OUTLOOK:

         We are currently engaged in many new programs at various stages that we believe will have a positive impact on the future of Cord Blood. We are constantly seeking new and improved ways to produce positive financial results that are complimentary to our business. Below is a discussion of those new programs and strategies.

CORD

         We believe the launch of Cord's Annual Payment option in September 2005 will positively impact Cord's ability to attract new customers and the overall growth and success of the business. One of the greatest challenges we encounter in acquiring new customers is the objection to the initial fee of $1,695. For many new parents, the fee can be difficult given the numerous expenses that come along with a new baby. To address this, we launched a new payment alternative, which allows parents to pay $269 six months after their child is born, and an additional 17 payments of $269 annually thereafter. This new Annual Payment Option provides an opportunity for families to consider banking their child's cord blood stem cells, when they previously may not have been able to afford it. To our knowledge, no other competitor in the private cord blood banking industry currently offers such a plan. Numerous marketing initiatives have been and will continue to be carried out to promote the new payment plan and create awareness both with existing prospects and other expectant families outside the company's database. Included in these efforts are a new print advertising campaign, direct mail solicitation, email solicitation, internet advertising, telesales, and baby fair attendance. Since the launch of this campaign, we have experienced greater acceptance of our marketing materials in Obstetrics and Gynecology practices as we are now able to differentiate ourselves from the competition.

         Over the next twelve months, we plan to focus on executing the direct to consumer sales strategy that has been tested, analyzed and refined during 2004 and 2005. This includes a customer focused approach to generating and closing potential clients via print and internet advertising, direct mail solicitation, email solicitation, and telemarketing. The addition of new salespeople to an experienced and successful staff will enable us to better manage our existing, potential, and new customers, while improving the overall conversion rate and cost for acquiring clients. In 2006, we will improve our utilization of technology to create new sales process efficiencies. We believe this will enable Cord to increase prospective customer conversion while maintaining current staffing levels.

         We will also continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecology practices and other healthcare professionals. We believe that continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability. Over the next twelve months, we plan to accelerate the growth of our channel partnership programs by engaging a firm with existing medical sales representatives on staff to present Cord's physician partnership programs on a national scale to key healthcare providers. We have already seen improved results with an increase in enrollments of Obstetrics and Gynecology practices in our Physician Partnership program as well as an increase in customers referred to us by these physicians.

RAIN

         While we had previously planned to focus on adding long form television infomercial buys, Hispanic media buys and call center management services to add revenue streams, during the forth quarter of 2005, we discovered a new channel for our radio business that has since shown positive results. Thus, we chose to focus on the development of this new channel, referred to as "remnant radio", which is unsold radio inventory from radio networks that is available at a deeply discounted rate.

         In the past, this unsold inventory was available to us on nationally syndicated radio shows. This new channel involves unsold inventory at the local radio station level. We have developed relationships with the top two firms in this space and now offer discounted unsold radio inventory to our clients on a local level. The ability to purchase this local remnant radio inventory is made possible in large part due to the utilization of the internet as a supply chain management tool, allowing local radio station managers to sell their unsold inventory at the last minute.

         The addition of this service benefits us in two major ways:

          |X| we are now able to offer a lower entry point for new clients wishing to test radio which has provided us the opportunity to pursue business that we were unable to serve in the past; and

          |X| we are now able to target specific cities or states which has been a common request by our prospective clients.

         By being able to offer these services, we have already seen an increase in new customers as well as an increase in media buys from our existing clients. We will continue to focus on this channel over the next twelve months.

FAMILY

         Our strategy for Family is to take advantage of the large profit potential in the lead generation business as more advertisers are moving to a fixed cost advertising methodology to control their return on investment. We are putting several campaigns in place to increase the number of leads generated for all of our clients through our web properties over the next 12 months. We will continue to add new advertisers to our sites and expand our network to accommodate these advertisers. We will continue to re-market to our opt-in database of leads using both online and offline mediums to produce additional revenue.

BODYCELLS

         We are currently developing BodyCells which will facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy. BodyCells is still in the developmental phase.

CORD BLOOD

         Finally, we continue to actively evaluate opportunities to acquire or merge with organizations within the stem cell industry that make both strategic and financial sense. Management remains committed to these efforts as a possible additional method of growth.

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

         Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses of $6,126,131 and $1,681,576 for the years ended December 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. We may not be able to obtain adequate financing to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

WE MAY NOT BE ABLE TO INCREASE SALES OR OTHERWISE SUCCESSFULLY OPERATE OUR BUSINESS, WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL CONDITION

         We believe that the key to our success is to increase sales of our cord blood preservation services as well as our advertising services and thereby increase our revenues and available cash. Our success with regard to cord blood preservation services will depend, in large part, on widespread market acceptance of cryo-preservation of cord blood and our efforts to successfully educate potential customers and sell our services. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners. We may not have the resources required to promote our services and their potential benefits. Successful commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to gain market acceptance of our services, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.

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

WE ARE DEPENDENT UPON EXTERNAL FINANCING TO FUND OUR ONGOING OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN

         To date, we have been dependent upon external financing to fund our operations. Our financing needs have been and are expected to continue to be provided, in large part, by funding we receive from Cornell Capital Partners. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand or continue our business. Any additional financing may involve dilution to our shareholders, which could result in a decrease in the price of our shares.

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

         The cord blood banking services that we provide are currently subject to United States Food & Drug Administration ("FDA") regulations requiring infectious disease testing. The cord blood facility we use has registered with the FDA as a cord blood banking service, listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. Consistent with industry practice, our cord blood collection kits have not been cleared as a medical device. The FDA announced that it would implement more regulatory procedures for cord blood banking in the future. This new regulation may require medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This would increase costs and could reduce profitability. The FDA could also require that we cease using the collection kit and require medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease operations for some period of time.

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

         Of the states in which we provide cord blood banking services, only New Jersey and New York currently require that cord blood banks be licensed. We maintain the required procurement service licenses of both the states of New York and New Jersey. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility, or we, may have to obtain licenses to continue providing services in those states.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS AND OUR ABILITY TO RESPOND TO ANY CHANGES

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

         Our directors and executive officers beneficially own, in the aggregate, approximately 51% of our outstanding shares of common stock as of March 27, 2006. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of the company at a premium price even if beneficial to other stockholders.

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

         We believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

     o    our ability to generate revenues and or obtain financing;
     o    our ability to retain existing clients and customers;
     o    our ability to attract new clients and customers at a steady rate;
     o    our ability to maintain client satisfaction;
     o    the extent to which our products gain market acceptance;
     o    the timing and size of client and customer purchases;
     o    introductions of products and services by competitors;
     o    price competition in the markets in which we compete;
     o    our ability to attract, train, and retain skilled management;
     o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;
     o    a reduction in sales due to seasonal factors; and
     o general economic conditions as well as economic conditions specific to media distribution.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, OR THE AVAILABILITY OF THOSE SHARES FOR FUTURE SALE, COULD ADVERSELY AFFECT OUR STOCK PRICE AND LIMIT OUR ABILITY TO RAISE CAPITAL

         We are unable to predict the effect, if any, that future sales of our common stock or the potential for such sales may have on the market price of our common stock. Of the 39,471,857 shares of common stock outstanding as of December 31, 2005, approximately 14,477,119 shares are, or will be, freely tradable without restriction, unless held by our affiliates. The remaining 24,994,738 of common stock, which are held by existing stockholders, including our officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

VARIOUS ANTI-TAKEOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS; AS A RESULT, ANY TAKEOVER OF CORD BLOOD MAY BE DELAYED OR DISCOURAGED

         Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Mr. Schissler's term expires in 2008, Mr. Vicente's and Ms. Chrysler's terms expires in 2009, and Mr. Weir's and Mr. McGrath's term expires in 2010. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors and among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. These provisions may have the effect of delaying or discouraging any takeover of the Company by others or otherwise delaying or limiting our shareholders' ability to change the our direction and management.

OFF-BALANCE SHEET ARRANGEMENTS:

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                                Table of Contents

Reports of Independent Registered Certified Public Accounting Firm     38 and 39

Financial Statements:

Consolidated Balance Sheet                                                    40

Consolidated Statements of Operations                                         41

Consolidated Statements of Changes in Capital Deficit                         42

Consolidated Statements of Cash Flows                                         43

Notes to Consolidated Financial Statements                                    45

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cord Blood America, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit during the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
March 7, 2006

        Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Cord Blood America, Inc., and Subsidiaries:

We have audited the accompanying consolidated statements of operations, changes in capital deficit and cash flows of Cord Blood America, Inc. and Subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Cord Blood America, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.



Orlando, Florida
March18, 2005, except for Note 1(b) in the 2005 financial statements as to which the date is May 27, 2005

ITEM 7. FINANCIAL STATEMENTS


                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2005

                                     ASSETS

Current assets:
     Cash                                                                $  1,629,475
     Certificates of Deposit                                                  385,712
     Accounts receivable, net of allowance for
         doubtful accounts of $5,938                                          154,374
                                                                         ------------
             Total current assets                                           2,169,561

Property and equipment, net                                                    17,364
Deposits                                                                       21,394
Goodwill                                                                       12,077
Other assets                                                                    9,597
                                                                         ------------
             Total assets                                                $  2,229,993
                                                                         ============

                         LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accounts payable                                                    $    317,997
     Accrued expenses                                                         223,159
     Deferred revenue                                                         233,842
     Due to stockholders                                                       79,146
     Capital lease obligations, current portion                                 4,439
     Promissory notes payable, net of unamortized discount of $390,935      4,609,065
                                                                         ------------
             Total current liabilities                                      5,467,647

Capital lease obligations, net of current portion                               3,374
                                                                         ------------
             Total liabilities                                              5,471,021

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                              --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized 73,471,857 shares issued and outstanding                    7,347
     Additional paid-in capital                                            20,364,059
     Deferred Consideration                                                (3,915,583)
     Common stock held in treasury stock, 34,000,000 shares               (11,560,000)
     Accumulated deficit                                                   (8,136,851)
                                                                         ------------

             Total capital deficit                                         (3,241,028)
                                                                         ------------
             Total liabilities and capital deficit                       $  2,229,993
                                                                         ============


        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED
                                             ----------------------------
                                             DECEMBER 31,    DECEMBER 31,
                                                 2005            2004
                                             ------------    ------------
Revenue                                      $  2,277,523    $  1,503,702

Cost of services                               (1,764,183)     (1,157,079)
                                             ------------    ------------

              Gross profit                        513,340         346,623

Administrative and selling expenses            (4,779,060)     (1,949,148)
                                             ------------    ------------

             Loss from Operations              (4,265,720)     (1,602,525)
                                             ------------    ------------

Interest expense                               (1,867,844)        (79,051)
Other Income                                        7,433              --
                                             ------------    ------------

         Net loss before income taxes          (6,126,131)     (1,681,576)

Income taxes                                           --              --
                                             ------------    ------------

         Net loss                            $ (6,126,131)   $ (1,681,576)
                                             ============    ============

Basic and diluted loss per share             $      (0.17)   $      (0.06)
                                             ============    ============

Weighted average common shares outstanding     35,261,989      26,163,359
                                             ============    ============




        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT

                 For the years ended December 31, 2005 and 2004


                                   COMMON STOCK           ADDITIONAL
                             ------------------------      PAID-IN        TREASURY         DEFERRED       ACCUMULATE
                               SHARES        AMOUNT        CAPITAL         STOCK         COMPENSATION      DEFICIT         TOTAL
                             -----------  -----------    -----------     -----------      -----------     -----------   -----------
Balances at December 31,       1,186,677        1,253         25,527              --               --        (329,144)     (302,364)
  2003
Sale of common stock               2,290      185,000             --              --               --              --       185,000

Stock issued for services          2,000       10,000             --              --               --              --        10,000

Recapitalization of Cord
  Partners, Inc.              24,996,410     (192,581)       192,581              --               --              --            --

Stock issued for services         20,000            2          4,998              --               --              --         5,000

Sale of common stock             392,400           39         98,061              --               --              --        98,100

Issuance of stock options
  for services                        --           --         13,912              --               --              --        13,912

Issuance of debt with
  detachable warrants                 --           --         84,033              --               --              --        84,033

Net loss                              --           --             --              --               --      (1,681,576)   (1,681,576)
                             -----------  -----------    -----------     -----------      -----------     -----------   -----------

Balances at December 31,      26,599,777  $     3,713        419,112              --               --      (2,010,720)   (1,587,895)
  2004                       ===========  ===========    ===========     ===========      ===========     ===========   ===========

Sale of common stock             185,000           18         52,982              --               --              --        53,000

Issuance of of common stock    3,568,734          357      1,360,196              --               --              --     1,360,553
  upon loan conversion

Recapitalization of Cord       2,485,823         (804)           804              --               --              --            --
  to RainMakers

Stock issued for services      4,832,523          483        999,152              --               --              --       999,635

Shares issued as compensation   800,000            80        127,920              --               --              --       128,000

Issuance of debt with                --            --      4,339,068              --       (4,339,068)             --            --
  detachable warrants

Issuance of debt with                --            --        200,000              --               --              --       200,000
  conversion features

Issuance of options to               --            --        113,153              --         (113,153)             --            --
  employees

Warrant Exercise              1,000,000           100        199,900              --               --              --       200,000

Issuance of options for              --            --        995,172              --         (995,172)             --            --
  services

Treasury Shares              34,000,000         3,400     11,556,600     (11,560,000)              --              --            --

Amortization of Deferred             --            --             --              --        1,531,810              --     1,531,810
  Consideration

Net loss                             --            --             --              --               --      (6,126,131)   (6,126,131)

                             -----------  -----------    -----------     -----------      -----------     -----------   -----------
Balances at December 31,      73,471,857        7,347     20,364,059     (11,560,000)      (3,915,583)     (8,136,851)   (3,241,028)
  2005                       ===========  ===========    ===========     ===========      ===========     ===========   ===========


        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED
                                                              --------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004
                                                              -----------    -----------
Cash flows from operating activities:
    Net loss                                                  $(6,126,131)    (1,681,576)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock for services                           999,635         28,912
         Conversion Feature                                       200,000             --
         Loan Costs Paid in Cash                                 (416,790)            --
         Amortization of Loan Costs - Walkey                       63,025             --
         Shares issued as compensation                            128,000             --
         Amortization of Deferred Consideration                 1,531,810         21,008
         Provision for uncollectible accounts                     (25,377)        11,605
         Depreciation                                               8,463          2,475
         Amortization of discount on warrants                      25,855             --
         Changes in operating assets and liabilities:
         Accounts receivable                                      (29,595)       (85,961)
         Deposits                                                  (1,394)       (20,000)
         Other assets                                              (7,535)        17,726
         Accounts payable                                         (72,241)       249,031
         Accrued expenses                                         (25,173)       271,218
         Deferred revenue                                           8,120        110,596
         Due to Related Party                                          --         15,215
                                                              -----------    -----------

         Net cash used in operating activities                 (3,739,328)    (1,059,751)

Cash flows from investing activities:
    Purchase of property and equipment                            (10,110)       (11,344)
    Redemption (Purchase) of certificates of deposit               75,000        (75,000)
                                                              -----------    -----------

         Net cash provided by investing activities                 64,890        (86,344)

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                 6,360,553      1,021,000
    Payments on notes payable                                  (1,000,000)       (54,420)
    Payments on capital lease obligations                          (2,034)          (889)
    Net repayments on line of credit                               (6,484)            --
    Proceeds from advance from officer                            (19,442)            --
    Payments on advance from officer                                   --        (30,706)
    Proceeds from issuance of common stock                        236,816        283,100
                                                              -----------    -----------

         Net cash provided by financing activities              5,569,409      1,218,085
                                                              -----------    -----------

         Net increase in cash                                   1,894,971         71,990

Cash and cash equivilents, at beginning of period, restated       120,216         48,226
                                                              -----------    -----------

Cash and cash equivilents, at end of period                     2,015,187        120,216
                                                              ===========    ===========


        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES


                                                                      YEAR ENDED
                                                              -------------------------
                                                              DECEMBER 31,  DECEMBER 31,
                                                                  2005          2004
                                                              -----------   -----------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                    $   220,022         8,005
                                                              ===========   ===========

Supplemental disclosures of non-cash investing and
   financing activities:
      Discount on issuance of debt with detachable warrants     4,339,071        84,033
                                                              ===========   ===========

      Acquisition of computer equipment under capital
         lease obligations                                    $        --         7,975
                                                              ===========   ===========

      Debt repaid through issuance of common stock            $ 1,360,553            --
                                                              ===========   ===========











        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

(b) BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Cord Blood America, Inc. ("Cord Blood") and its wholly owned subsidiaries, Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain") and Family Marketing, Inc. ("Family"). Significant inter-company balances and transactions have been eliminated upon consolidation.


(c) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Cord Blood, formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. Cord Blood's headquarters are located in Los Angeles, California.

         Cord specializes in providing private cord blood stem cell preservation services to families.

         BodyCells is a developmental stage company and is in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

         Properties was formed to hold the corporate trademarks and any other intellectual property of Cord Blood.

         Effective February 28, 2005, Cord Blood entered into a Purchase and Sale Agreement to purchase 100% of the outstanding shares of Rain through a share exchange. Because Cord Blood and Rain were entities under common control, this transaction was accounted for in a manner similar to pooling of interests. The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood for all of their outstanding shares of Rain of which 1,170,177 was retroactively recorded prior to the purchase transaction. Accordingly, the consolidated financial statements for the year ended December 31, 2004 have been restated to reflect this transaction as if the combining companies had been consolidated for all periods presented.

         Rain specializes in delivering leads to corporate customers through national television and radio campaigns.

         Family specializes in delivering leads through internet based lead generation to corporate customers in the business of family based products and services.

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. See
Note 2 to the financial statements for a discussion of management's plans and intentions.

(d) CERTIFICATES OF DEPOSIT

         Cord Blood holds certificates of deposit. One of the certificates of deposit has a maturity of 30 days while the remaining certificates of deposit have maturities of 7 days. These certificates of deposit automatically renew at the end of each period. Cord Blood considers cash in the bank and cash equivalents that mature in 30 days or less as cash.

(e) ACCOUNTS RECEIVABLE

         Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, advertising, commercial production and internet lead generation. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

(f) PROPERTY AND EQUIPMENT

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

(g) DEFERRED REVENUE

         Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. For Cord customers who have enrolled in the Annual Payment Option, revenue is neither deferred nor recognized at the time the sample is collected. Instead, revenue is recognized in the amount of each payment as payment is received. Deferred revenue for Rain and Family consists of payments for per inquiry leads that have not yet been delivered.

(h) REVENUE RECOGNITION

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

         Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period unless the customer enrolls in the Annual Payment Option. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment as payment is received.

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

         During the first quarter of fiscal year 2005, we reevaluated our application of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), to the presentation of our revenues generated from packaged advertising services provided to our clients. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the "Gross" basis. Prior to the first quarter of 2005, we reported such revenues on a "Net" basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

The effect of such reclassification on Cord Blood's net revenue for the year ended December 31, 2004 is as follows:

                                                         Year ended
                                                        December 31,
                                                            2004
                                                        -----------
Revenue, as previously reported                         $ 1,186,730
Impact of reclassification to reflect gross
   revenue presentation                                     316,972
                                                        -----------
Revenue, as reclassified                                  1,503,702
                                                        ===========


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

(i) COST OF SERVICES

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

(j) ADVERTISING

         Advertising costs are expensed when incurred. Advertising expense totaled approximately $731,000 and $600,000 for the years ended December 31, 2005 and 2004 respectively.

(k) INCOME TAXES

         Cord Blood follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

(l) ACCOUNTING FOR STOCK COMPENSATION PLAN

         Through December 31, 2005, Cord Blood accounted for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense was recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

                                                                          Year ended
                                                                  --------------------------
                                                                  December 31,   December 31,
                                                                     2005           2004
                                                                  -----------    -----------
Net loss, as reported                                             $(6,126,131)    (1,681,576)
Add: stock-based employee compensation expense included in
  reported net loss net of related tax effects                         15,226             --
Deduct: total stock-based employee compensation expense
  determined under the fair value method for all awards, net
  of related tax effects                                             (102,179)       (27,823)
                                                                  -----------    -----------
  Pro forma net loss                                              $(6,213,084)    (1,709,399)
                                                                  ===========    ===========
Basic and diluted loss per common share, as reported              $     (0.17)         (0.06)
                                                                  ===========    ===========
Basic and diluted loss per common share, pro forma                $     (0.18)         (0.07)
                                                                  ===========    ===========


         The weighted average fair value at the date of grant for the options granted during the year ended December 31, 2005 was approximately $0.28 per common share. Cord Blood estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

           Risk free interest rate                   4.06% - 4.39%
           Expected life                                  10 years
           Dividend yield                                       0%
           Volatility                                      199.74%

(m) NET LOSS PER SHARE

         Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 35,261,989 and 26,163,359 for the years ended December 31, 2005 and 2004, respectively. Cord Blood had 6,639,189 and 1,750,000 outstanding options to acquire common stock at December 31, 2005 and 2004, respectively, and warrants to purchase 23,570,000 and 1,000,000 shares at December 31, 2005 and 2004, which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(n) CONCENTRATION OF RISK

         Relationships and agreements which potentially expose Cord Blood to concentrations of credit risk consist of Cord Blood's use of one source for the processing and storage of all umbilical cord blood and one source for the development and maintenance of a website. Cord Blood believes alternative sources are available for each of these concentrations.

         Cord Blood also maintained cash balances at a financial institution which were in excess of federally insured limits by $1,783,000 at December 31, 2005.

(o) USE OF ESTIMATES

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

(p) NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities that file as a small business issuer as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of adopting FASB Statement No. 123R has not yet been determined.

(2) MANAGEMENT'S PLANS AND INTENTIONS

         Cord Blood's consolidated financial statements have been prepared assuming it will continue as a going concern. Cord Blood has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $8,136,900 as of December 31, 2005. In addition, Cord Blood has consumed cash in its operating activities of approximately $3,802,400 and has a working capital deficit of approximately $3,298,100 as of December 31, 2005. These factors, among others, raise substantial doubt about Cord Blood's ability to continue as a going concern.

         Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement. Cord Blood is continuing to attempt to increase revenues within its core businesses. In addition, Cord Blood is exploring alternate ways of generating revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry. The ongoing execution of Cord Blood's business plan is expected to result in operating losses over the next twelve months. There are no assurances that Cord Blood will be successful in achieving its goals of diversifying revenue streams and achieving profitability.

         In view of these conditions, Cord Blood's ability to continue as a going concern is dependent upon its ability to meet its financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event Cord Blood cannot continue as a going concern.

(3) PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2005:

                                                  ESTIMATED
                                                    USEFUL         December 31,
                                                    LIVES             2005
                                                 -----------       -----------
          Furniture and fixtures
                                                   5 years         $    10,368

          Computer equipment                       3 years              19,464
                                                                   -----------
                                                                        29,832
          Less accumulated depreciation                                (12,468)
                                                                   $    17,364


         For the years ended December 31, 2005 and 2004, depreciation expenses totaled $8,463 and 2,475 respectively.

(4) ACCRUED EXPENSES

         The components of accrued expenses at December 31, 2005 are summarized as follows:

                                                            December 31,
                                                                2005
                                                            -----------
         Accrued salaries and benefits                      $   117,941
         Deferred rent                                           22,971
         Accrued interest                                         9,722
         Accrual for lawsuit                                     47,550
         Other                                                   24,975
                                                            -----------
                                                            $   223,159

(5) CAPITAL LEASE OBLIGATIONS

         Through December 31, 2005, Cord Blood entered into capital leases for computer equipment. The capital leases expire at various dates in 2007 and 2008. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At December 31, 2005, these leased assets are included in property and equipment as computer equipment amounting to $12,933.

         Accumulated amortization and amortization expense amounted to $7,470 and 6,850 as of and for the year ended December 31, 2005. Accumulated amortization and amortization expense amounted to $620 and $620 as of and for the year ended December 31, 2004. Amortization expense is included as a component of depreciation expense. As of December 31, 2005, future minimum lease payments under capital lease obligations are as follows:

         TWELVE-MONTHS ENDED DECEMBER 31,
         2006                                          $     5,128
         2007                                                4,068
         2008                                                  513
                                                       -----------
         Total minimum lease payments                        9,709
         Less amounts representing interest                 (1,896)
                                                       -----------
                                                             7,813
         Less current portion                               (4,439)
                                                       -----------
                                                             3,374
                                                       ===========


(6) NOTES AND LOANS PAYABLE

         In August, September and October 2004, Cord Blood issued three unsecured promissory notes to an unrelated party. The first note (the "First Note") for $500,000 bearing interest at 8% per annum, the second note (the "Second Note") for $250,000 bearing interest at 10% per annum and the third note (the "Third Note") for $250,000 bearing interest at 10% to the same party.

         The Second Note and the Third Note each contained detachable warrants to purchase 500,000 shares (1,000,000 in total) of common stock at an exercise price of $0.1875 per share and can be exercised at any time prior to September 2009. The estimated relative fair value of the warrants of approximately $84,000 was recorded as a debt discount in 2004 and was amortized to interest expense over the terms of the Second Note and the Third Note.

         At December 31, 2005, all notes have been re-paid in full. During the year ended December 31, 2005, $65,833 of interest had been incurred while $93,333 of interest had been paid on these notes.

         In March 2005, Cord Blood entered into a Standby Equity Distribution Agreement (the "Equity Agreement") with Cornell Capital Partners L.P. ("Cornell") whereby Cord Blood may sell up to $5,000,000 of Cord Blood's common stock to Cornell at Cord Blood's discretion over a 24-month period. The Equity Agreement allows the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance are calculated based on 98% of the lowest volume weighted average price of Cord Blood's common stock for the five day period after the request for an advance is received. The investment company also receives a 5% fee for each advance. The Equity Agreement called for the issuance of 1,239,029 shares of common stock as a one time commitment fee. Prior to any advances, as funded through the issuance of shares of common stock, Cord Blood must file, and the Securities and Exchange Commission must declare effective a registration statement registering the resale of Cord Blood's securities in accordance with the Equity Agreement.

         In connection with the Equity Agreement, Cord Blood entered into a Placement Agency Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for Cord Blood as the shares issued in connection with the Equity Agreement are issued. The Agent Agreement called for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of Cord Blood's common stock.

         On April 27, 2005, Cord Blood issued a promissory note to Cornell in the amount of $350,000. The promissory note accrues interest at a rate of 12% per annum and is due and payable nine months from the date of issuance. On April 28, 2005, $175,000 of the $350,000 loan was funded by Cornell. Pursuant to the terms of the note Cord Blood issued Cornell a detachable warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The estimated relative fair value of the warrants of approximately $163,000 was recorded as interest expense. In July 2005, Cornell exercised its right to purchase 1,000,000 shares at $0.20 per share.

         On June 21, 2005, Cord Blood issued an Amended and Restated Promissory Note to Cornell in the amount of $600,000 which replaced the Promissory Note dated April 27, 2005 and received $300,000 towards this amended and restated Promissory Note. The Promissory Note accrues interest at 12% per annum. These promissory notes were re-paid with the proceeds of a stock issuance in 2005.

         On July 13, 2005 Cord Blood issued a promissory note in the amount of $500,000. The principal amount of $500,000 was funded to Cord Blood on July 14, 2005. The promissory note is non-interest bearing unless and until there is an event of default. The note is due and payable on or before August 1, 2005. Cord Blood shall make two weekly scheduled payments with the first payment due and payable on July 25, 2005, and the succeeding scheduled payment shall be due and payable on August 25, 2005. Payment was made on July 25, 2005 from the proceeds of a stock issuance.

         During 2005, Cord Blood re-paid $1,360,553 in interest and principal on an outstanding loan with Cornell through the proceeds of issuing 3,568,734 shares of common stock. At December 31, 2005, $0 was owed relating to these loans.

         On September 9, 2005, Cord Blood entered into a Securities Purchase Agreement (the "SP Agreement") with Cornell. Pursuant to the SP Agreement, Cord Blood issued $5,000,000 in secured convertible debentures (the "Debentures"), of which $3,500,000 was delivered on September 9, 2005 and $1,500,000 was funded on December 28, 2005. The Debentures mature in 24 months and accrue interest at 12% per year. The Debentures are convertible into Cord Blood's common stock at a pre-determined share price of $0.35 per share. The Debentures are secured by substantially all of Cord Blood's assets.

         In connection with the SP Agreement, three warrants were issued to Cornell for the purchase of a total of 22,570,000 shares of Cord Blood's common stock. All three warrants were immediately exercisable for a 5-year period, expiring on September 9, 2010. The first two warrants total 14,285,000 shares of common stock at an exercise price of $0.35 per share. The third warrant is for 8,285,000 shares of common stock at an exercise price of $0.40 per share. The estimated fair value of the warrants is approximately $4,175,806, was recorded as deferred consideration against equity and is being amortized to interest expense over the life of the Debentures. At the date of issuance, Cord Blood's common stock price was $0.31 per share. At December 31, 2005, approximately $393,000 of the discount has been amortized to interest expense relating to these warrants.

         On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The SP Agreement and the Registration Rights Agreement dated September 9, 2005 were also amended. The agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

         The SP Agreement was amended to state Cord Blood shall pay Cornell or its designees a non refundable commitment fee of $375,000 (equal to seven and one half percent (7.5%) of the $5,000,000 Purchase Price), of which $262,500 has been paid at the First Closing, and the remaining $112,500 was paid at the Second Closing. It also states Cord Blood agrees to take any and all appropriate action necessary to increase its authorized common stock to two hundred million (200,000,000) by March 1, 2006. The increase in authorized shares will be voted on at the Company's Annual Meeting of Shareholders.

         The Investor Registration Rights Agreement that was entered into by Cord Blood and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures and must be filed no later than January 15, 2006. However, due to unforeseen delays, the deadline was extended to February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty (30) days after Cord Blood has increased its authorized common stock to at least two hundred million (200,000,000) shares, are as follows:

     a. Such number of shares of Common Stock equal to five (5) times the total principal balance of the Convertible Debentures remaining at the time the Second Registration Statement is filed divided by the conversion price in effect at the time the Second Registration Statement is filed.

     b.   7,000,000 Shares underlying the Warrant dated 9/9/05

     c.   7,285,000 Shares underlying the Warrant dated 9/9/05

     d.   8,285,000 Shares underlying the Warrant dated 9/9/05

(7) COMMITMENTS AND CONTINGENCIES

AGREEMENTS

         Cord is operating under an agreement with a not-for-profit company, Bergen Community Regional Blood Center, to process, test and store all umbilical cord blood samples collected. The agreement has a 10-year term, beginning June 30, 2002, and can be terminated by either party giving a 90-day notice. If the agreement is not terminated within 120-days of the end of the initial term, the agreement will renew on an annual basis for successive one-year terms.

         In February 2004, Cord entered into a Receivables Agreement with a financing company whereby, at the customer's discretion, the products and services purchased from Cord can be financed through an unrelated finance company. Cord paid a $500 origination fee in conjunction with executing the Receivables Agreement. During the years ended December 31, 2005 and 2004, Cord sold approximately $70,830 and $32,900, respectively in receivables. As of December 31, 2005, approximately $12,000 is held for default by the financing company, which is included in accounts receivable. The receivables will be released to Cord in January or July, whichever occurs first, following the one year anniversary of when the receivable was initially sold. Effective September 1, 2005, Cord is no longer offering financing through the above third party to its customers.

         In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the years ended December 31, 2005 and 2004, Cord incurred approximately $192,500 and $121,800 respectively, in royalties to the Patent License Agreement. At December 31, 2005, approximately $49,000 is included in accounts payable relating to these fees.

OPERATING LEASE

         In 2005 and 2004, Cord Blood entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2005, are as follows:


                      2006                       $ 94,851
                      2007                         96,126
                      2008                         94,865
                      2009                         94,929
                      2010                         94,822
                                                 --------
                                                 $475,593


         The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $22,383, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $98,300 and $49,000 for the years ended December 31, 2005 and 2004, respectively.

LITIGATION

         In June 2005, we received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming as defendants Cord Blood and Cord. The complaint alleges that the defendants owe Merrill Corporation, the Plaintiff, $109,000 for work performed and products provided plus attorneys' fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney's fees and costs and for such other and further relief as the Court deems just and equitable.

         In January 2006, both parties executed a Settlement and Release Agreement ("Agreement") to compromise and settle the litigation. Pursuant to the Agreement, Cord Blood paid Merrill Corporation $109,000 in cash.

EMPLOYMENT AGREEMENTS

         Cord Blood entered into five-year employment agreements with two executive officers, the Chairman of the Board and Chief Executive Officer ("CEO") and the former President and Chief Operating Officer ("COO"). Pursuant to the employment agreements, the CEO and the COO received annual salaries of $125,000 through December 31, 2004. The annual salaries increased to $150,000 as of January 1, 2005 and $175,000 as of January 1, 2006. The annual salaries are thereafter adjusted in accordance with changes in the cost of living index. The employment agreements also entitle the CEO and COO to receive performance bonuses from time to time determined by the Board of Directors and certain fringe benefits. The employment agreements are subject to non-competition and confidentiality requirements.

         In July 2005, Cord Blood entered into five year employment agreements with two executive officers. Pursuant to the employment agreements, the Chief Financial Officer, ("CFO") and the Chief Technology Officer ("CTO") each receive annual salaries of $96,000 through December 31, 2005, increasing to $108,000 as of January 1, 2006 and $120,000 as of January 1, 2007. The salaries are adjusted in accordance with changes in the cost of living index. The CFO and CTO are entitled to receive performance bonuses as may from time to time be determined by the Board of Directors and certain fringe benefits. The employment agreements are subject to non-competition and confidentiality requirements.

         On December 31, 2005, the employment agreement, dated April 29, 2004, between Cord Blood and its Chairman and Chief Executive Officer, Matthew L. Schissler, was terminated effective close of business December 31, 2005.

         On December 31, 2005, the employment agreement dated April 29, 2004 between Cord Blood and its former President and Chief Operating Officer, Stephanie Schissler, was terminated effective close of business December 31, 2005. Ms. Schissler will act as a consultant to Cord Blood pursuant to a one year consulting agreement.

         On December 31, 2005, the employment agreement, dated July 13, 2005, between Cord Blood and its Chief Financial Officer, Sandra Smith, was terminated effective close of business December 31, 2005.

         On December 31, 2005, the employment agreement, dated July 13, 2005, between Cord Blood and its Chief Technology Officer, Noah J. Anderson, was terminated effective close of business December 31, 2005.

(8) INCOME TAXES

         The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

(9) RELATED PARTY TRANSACTIONS AND COMMITMENTS

         In prior years, the Company received non-interest bearing advances from officers of Cord Blood. In November 2005, $15,000 of this advance was repaid and the balance remaining amounted to $79,146 at December 31, 2005.

         In January 2003, Cord entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of Cord Blood. The Web Agreement stipulates that Cord does not own the website; however, Cord maintains a license to utilize the site as long as the Web Agreement is in effect. The Web Agreement calls for commissions to be paid on sales and requests for information resulting in a sale generated through the website. The Web Agreement has an initial three-year term and renews automatically for additional three-year periods unless either party provides written notice at least 30 days prior to the end of the term.

         In March 2004, Cord cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaces the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also calls for the issuance of 150,000 stock options with an exercise price of $0.25 per share, issued in April 2004, followed by another 150,000 stock options to be issued one year later at an exercise price of $1.00 per share which were issued subsequent to September 30, 2005. The new Web Agreement expired on March 31, 2006. We are in the process of creating a new agreement.

         During the years ended December 31, 2005 and 2004, Cord incurred approximately $138,100 and $60,800, respectively, relating to the web development agreements. At December 31, 2005, Cord did not owe any money relating to these web development agreements.

         In April 2005, Family entered into an exchange agreement with Family Marketing, LLC where Family must pay quarterly royalty fees to Family Marketing, LLC. The president of Family Marketing, LLC is a member of the board of directors of Cord Blood. Royalty fees are calculated as 2% of gross profit. During the year ended December 31, 2005, Family incurred approximately $3,197 in royalty fees.


(10) STOCK OPTION AND WARRANT AGREEMENTS

         During 2004, Cord Blood entered into a series of stock option agreements with directors and certain employees of Cord Blood. The agreements call for the issuance of a total of 1,600,000 options which vest over a 4-year period at an exercise price of $0.25 per share.

         During 2004, Cord Blood entered into a stock option agreement in connection with a Web Development Agreement (see Note 9). The agreement calls for the issuance of 150,000 options which vest over a 4-year period at an exercise price of $0.25 per share. In connection with these options issued, Cord Blood recognized an expense of approximately $13,900, which is included in the accompanying financial statements.

         During the year 2005, the company issued 2,051,400 options to employees as compensation. The strike price ranged from $0.20 - $0.51 and the total intrinsic value of the options was $113,153. Total expense was $15,226 during the year 2005.

         During the year 2005, the company issued 86,000 options for consulting services ranging in stirke price from $0.20 - $0.33. The value was $18,235. Total expense was $5,785 during the year 2005.

         During the year 2005, the company issued 318,610 options to related party vendors for carrying past due balances. The strike price ranged from $0.18
- $0.25 and the value was $186,318. Total expense was $186,318 during the year 2005.

         During the year 2005, the company issued 483,179 options to certain employees for loaning money to the company. The strike price ranged from $0.18 - $0.33 and the value was $191,303. Total expense was $191,303 during the year 2005.

         During the year 2005, the company issued 200,00 options as compensation to its directors. All options had a strike price of $0.25 and the value was $73,898. Total expense was $52,336 during the year 2005.

         During the year 2005, the company issued 150,000 options for services. The options had a strike price of $1.00 and a value of $28,522. Total expense was $2,377 during the year 2005.

         In September 2005, 1,600,000 options at $0.31 were issued to the Chief Executive Officer of Cord Blood in exchange for that officer placing 7,770,000 shares of common stock owned by such officer in escrow to be used as collateral for the Securities Purchase Agreement. The fair value of these options is approximately $527,100.

         The following table summarizes stock option activity for the years ended December 31, 2005 and 2004.

                                                                    WEIGHTED
                                                                    AVERAGE
                                                SHARES UNDER     EXERCISE PRICE
                                                   OPTION          PER SHARE
                                                 -----------     -----------
    Outstanding at December 31, 2003                      --     $         --
      Granted                                      1,750,000             0.25
      Exercised                                           --               --
      Expired/forfeited                                   --               --
                                                 -----------     -----------
    Outstanding at December 31, 2004               1,750,000     $      0.25
                                                 ===========     ===========
      Granted                                      4,889,189            0.28
      Exercised                                           --              --
      Expired/forfeited                                   --              --
    Outstanding at December 31, 2005               6,639,189            0.28
                                                 ===========     ===========
    Exercisable at December 31, 2005                 712,500
    Weighted average fair value of
      options granted in 2005                                    $      0.33
                                                 ===========     ===========

         The weighted average fair value at the date of grant for the options granted during the years ended December 31, 2005 and 2004 was approximately $0.33 and $0.09, respectively, per common share. Cord Blood estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

              Risk free interest rate                         4.39%
              Expected life                                10 years
              Dividend yield                                     0%
              Volatility                                    199.74%

         The following table summarizes the stock options outstanding and exercisable at December 31, 2005:


                                     OUTSTANDING                                                  EXERCISABLE
   --------------------------------------------------------------------------------   -----------------------------------
                                             WEIGHTED AVERAGE
                                          REMAINING CONTRACTUAL    WEIGHTED AVERAGE                       WEIGHTED AVERAGE
   EXERCISE PRICE      NUMBER OF OPTIONS           LIFE             EXERCISE PRICE    NUMBER OF OPTIONS    EXERCISE PRICE
   --------------      -----------------    -----------------      ----------------   -----------------   ---------------
       $ 0.25              1,750,000        8 years, 4 months           $ 0.25             550,000             $ 0.25
       $ 0.25               506,000              9 years                $ 0.25                --               $   --
       $ 0.34                7,250          9 years, 3 months           $ 0.34                --               $   --
       $ 0.29                8,250          9 years, 6 months           $ 0.29                --               $   --
       $ 0.18               256,941         9 years, 6 months           $ 0.18                --               $   --
       $ 0.25               660,400         9 years, 6 months           $ 0.25                --               $   --
       $ 0.25               400,000         9 years, 7 months           $ 0.25             150,000             $ 0.25
       $ 0.33               189,848         9 years, 7 months           $ 0.33                --               $   --
       $ 0.31              1,600,000        9 years, 9 months           $ 0.31                --               $   --
       $ 0.51               62,000          9 years, 9 months           $ 0.51                --               $   --
       $ 1.00               150,000         9 years, 10 months          $ 1.00                --               $   --
       $ 0.25                1,000          9 years, 10 months          $ 0.25                --               $   --
        $0.22               22,500               10 years               $ 0.22                --               $   --
        $0.20              1,025,000             10 years               $ 0.20              12,500             $ 0.20
                           ---------                                                       -------
                           6,639,189                                                       712,500


         The following table summarizes the warrants outstanding and exercisable at December 31, 2005:

 --------------------- ----------------- --------------------
      NUMBER OF
       WARRANTS           EXERCISE            MATURITY
     OUTSTANDING            PRICE               DATE
 --------------------- ----------------- --------------------
      1,000,000            $0.1875           09/16/2009
 --------------------- ----------------- --------------------
      14,285,000            $0.35            09/09/2010
 --------------------- ----------------- --------------------
      8,285,000             $0.40            09/09/2010
 --------------------- ----------------- --------------------
      23,570,000
 --------------------- ----------------- --------------------


(13) PREFERRED STOCK

         At inception, Cord Blood had 5,000,000 shares of preferred stock authorized. In March 2004, the board of directors of Cord Blood amended the company's articles of incorporation to establish a $.0001 par value for the preferred stock. No preferred stock has been issued to date.

(14) COMMON STOCK

         At inception, Cord Blood had 50,000,000 shares of non-par common stock authorized.

         In January 2004, Cord Blood issued 2,000 shares of common stock for professional services. The services were valued at $10,000.

         In March 2004, Cord Blood sold 2,290 shares of common stock for $185,000.

         In March 2004, the board of directors of Cord Blood amended their articles of incorporation to authorize 100,000,000 shares of $.0001 par value common stock.

         Effective March 31, 2004, Cord Blood entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Cord where Cord Blood issued 20,790,000 shares, for all of the outstanding stock of Cord.

         In April 2004, the board of directors of Cord Blood declared and paid a two for one stock split, affected as a stock dividend to its shareholders. Amounts in the accompanying financial statements have been retroactively changed to reflect this stock split.

         In April 2004, Cord Blood issued 20,000 shares of common stock to former employees of Cord in connection with the termination of employment agreements. The stock was valued at $5,000, was charged to income in the three month period ended June 30, 2004 and is included in selling, general, and administrative expenses.

         In June 2004, Cord Blood sold 280,000 shares of common stock through a private placement at $.25 per share for $70,000.

         In December 2004, Cord Blood sold 112,400 shares of common stock through a private placement at $.25 per share for $28,100.

         During the year 2005, the company issued 3,141,867 shares for services. These services were valued at $659,638.

         During the year 2005, the company issued 1,200,001 shares to officers of the company as compensation. The total value of these shares on the date of issuance was $208,000.

         During the year 2005, we issued 185,000 shares in a private placement. The total cash value of the stock on the date of issuance was $53,000.

         In February 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Rain, through a share exchange. Because Rain and Cord Blood were entities under common control, this transaction will be accounted for in a manner similar to a pooling of interests. We issued 3,656,000 shares of common stock for all of the outstanding shares of Rain of which 1,170,177 was retroactively recorded prior to the purchase transaction.

         On March 28, 2005, we issued 1,290,665 shares of our common stock in relation to the Equity Distribution Agreement with Cornell Capital Partners. The total cash value of the stock on the date of issuance was $260,000.

         In April 2005, we entered into a purchase and sale agreement to acquire 100% of the outstanding shares of Family through a share exchange. We will issue 95,200 shares of common stock for all of the outstanding shares of Family. Family was owned by a member of the board of directors and is in the business of internet advertising. As a result of the acquisition, the company expects to position itself in front of more expectant families through Family's marketing channels. As a result of the purchase, goodwill of $12,077 was recognized and is included in the accompanying condensed consolidated balance sheet as of December 31, 2005.

         In July 2005, 1,000,000 warrants were exercised by Cornell Capital Partners L.P. The warrants had an exercise price of $0.20 per share.

         During the three months ended September 30, 2005, Cord Blood issued a total of 3,568,734 shares the proceeds of which paid $1,360,553 in outstanding debt and interest to Cornell Capital Partners LP.

         On September 7, 2005, 34,000,000 shares of common stock were issued to Cord Blood to serve as collateral to the Securities Purchase Agreement entered into with Cornell Capital Partners L.P.. These shares are held as treasury shares, in the accompanying financial statements. If Cord Blood defaulted on the loan these shares could potentially be sold into the market by Cornell Capital Partners and our current shareholders would experience dilution.


(15) SEGMENT REPORTING

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

         Cord Blood has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the year ended December 31, 2005:

==============================================================================================
                         Umbilical
                           Cord         Radio/TV      Internet      Segments      Consolidated
                           BLOOD       Advertising   Advertising      Total          Total
                        -----------    -----------   -----------   -----------    -----------
Revenue from            $ 1,097,160    $ 1,106,029   $    74,334   $ 2,277,523    $ 2,277,523
External Customers
Interest Expense          1,659,688          8,156             0     1,667,844      1,667,844
Depreciation and
Amortization                  8,308            155             0         8,464          8,464
Segment Income (Loss)    (6,061,914)         2,363        61,854    (6,126,131)    (6,126,131)
Segment Assets          $ 2,120,141    $      1183   $   108,669   $ 2,229,993    $ 2,229,993
                        ===========    ===========   ===========   ===========    ===========


         The table below presents certain financial information by business segment for the year ended December 31, 2004:

                         Umbilical
                           Cord         Radio/TV      Segments      Consolidated
                           BLOOD       Advertising      Total          Total
                        -----------    -----------   -----------    -----------
Revenue from External   $   751,850    $   751,852   $ 1,503,702    $ 1,503,702
Customers
Interest Expense             56,513         22,538        79,051         79,051
Depreciation and
Amortization                  1,406          1,069         2,475          2,475
Segment Income (Loss)    (1,762,955)        81,379    (1,681,576)    (1,681,576)
Segment Assets          $   320,224    $    13,850   $   334,074    $   334,074
                        ===========    ===========   ===========    ===========

(16) SUBSEQUENT EVENTS

EMPLOYEMENT AGREEMENTS

         On January 1, 2006, Cord Blood entered into one-year employment agreements with three executive officers, Matthew L. Schissler, Sandra D. Smith and Noah J. Anderson (the "executive Agreements"). Pursuant to the Executive Agreements with Matthew L. Schissler, Mr. Schissler serves as Chairman and Chief Executive Officer of Cord Blood at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. Cord Blood may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), Cord Blood shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.

         Pursuant to the Executive Agreement with Sandra Smith, Ms. Smith will serve as Chief Financial Officer of Cord Blood at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Ms. Smith to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits. Ms. Smith is subject to non-competition and confidentiality requirements. Cord Blood may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement, Cord Blood shall pay to Ms. Smith an amount in cash equal to the sum of her Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement).

         Pursuant to the Executive Agreement with Noah J. Anderson, Mr. Anderson will serve as Chief Technology Officer of Cord Blood and President of Family at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Mr. Anderson to receive a quarterly performance bonus of up to 10% of Gross Profit of Family, a year-end bonus of up to 10% of Net Income of Family as well as certain other benefits. Mr. Anderson is subject to non-competition and confidentiality requirements. Cord Blood may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), Cord Blood shall pay to Mr. Anderson an amount in cash equal to the sum of his Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement).

RELATED PARTY TRANSACTIONS

         On January 1, 2006, Cord Blood entered into a one-year consulting agreement with Stephanie Schissler, Cord Blood's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews for a second year, unless a 60 day written notice of cancellation is provided by either Cord Blood or Ms. Schissler.

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

         On January 24, 2006, Cord, a Florida corporation and wholly-owned subsidiary of Cord Blood, a Florida corporation, completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation ("CORD"), for the purchase price of $120,000 in cash and $140,000, or 703,518, unregistered shares of Cord Blood's common stock (the "Acquisition"). The Acquisition related to our collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock CORD received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2006.

COMPENSATION OF DIRECTORS

         On January 26, 2006, Cord Blood's board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2006 are based on the closing stock price on January 25, 2006 divided by $10,000. Shares issued as compensation for one year of service in 2007 and 2008 will be based on the closing stock price of the last business day of 2006 and 2007, respectively, divided by $10,000.

ELECTION OF DIRECTORS

         On February 6, 2006, Timothy G. McGrath accepted his election by Cord Blood's Board of Directors to serve as a Board Member. The term begins on March 1, 2006 and extends through Cord Blood's annual meeting in 2008. Fifty-four thousand and fifty-four (54,054) restricted shares of CBAI stock will be issued as compensation for the first year of service. The number of shares received for compensation for 2007, will be calculated by dividing the closing stock price of the last business day of 2006 by $10,000. The number of shares received for compensation for 2008, will be calculated by dividing the closing stock price of the last business day of 2007 by $10,000. Mr. McGrath has served in an executive capacity for the past twelve years. From October 1999 thru September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc. There have been no transactions between Mr. McGrath and the Company or any of its subsidiaries that are required to be reported pursuant to Item 404(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 9, 2005, we decided to engage a new auditing firm, Rose, Snyder and Jacobs, as our independent accountants to audit our financial statements. Our Board of Directors recommended and approved the change of accountants. Accordingly, Tedder, James, Worden and Associates, P.A., was dismissed on December 9, 2005.

         During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Tedder, James, Worden and Associates, P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Tedder, James, Worden and Associates, P.A., for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that Tedder, James, Worden and Associates, P.A. expressed in their report substantial doubt about our ability to continue as a going concern. The decision to change accountants was determined by the Board of Directors to be in our best interests at the current time given the geographic challenges we faced by being located in Los Angeles, CA while Tedder, James, Worden and Associates, P.A. is located in Orlando, FL.

         We provided Tedder, James, Worden and Associates, P.A. with a copy of this current report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this current report on Form 8-K, and if not, stating the aspects with which they do not agree.

         We have engaged the firm of Rose, Snyder and Jacobs, as of December 14, 2005. Rose, Snyder and Jacobs was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

         As of December 31, 2005, an evaluation was carried out under the supervision of and with the participation of Cord Blood 's management, including Cord Blood 's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, Cord Blood's Chief Executive Officer and Chief Financial Officer concluded that Cord Blood's disclosure controls and procedures are effective, as of December 31, 2005, to ensure that information required to be disclosed by Cord Blood in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no changes in our internal control over financial reporting the three months ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (a)      Directors and Executive Officers

         The names, ages and positions of all of our current directors and executive officers are listed below, followed by a summary of their respective business experience during the past five years.


NAME OF DIRECTOR/EXECUTIVE OFFICER         AGE           POSITION                           PERIOD SERVED
----------------------------------        ----           -------------------------------    ------------------------------
Matthew L. Schissler                       34            Chairman of the Board and Chief    January 1, 2003 to present
                                                         Executive Officer

Sandra D. Smith                            34            Chief Financial Officer            June 1, 2004 to present
Noah Anderson                              26            Chief Technology Officer           June 1, 2004 to present
Joseph R. Vicente                          42            Director                           April 28, 2004 to present
Stephanie Schissler                        33            Former President and Chief         January 1, 2003 to December 31,
                                                         Operating Officer                  2005

Stephen Weir                               32            Director                           April 28, 2004 to present
Gayl Rogers Chrysler                       53            Director                           August 25, 2005 to present
Timothy McGrath                            41            Director                           March 1, 2006 to present

         Below are the biographies of each of our officers and directors as of December 31, 2005.

         MATTHEW L. SCHISSLER is one of the founders of Cord. He has served as Chairman of the Board and Chief Executive Officer of Cord since its inception in January 2003. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of Rain, an advertising agency which he founded. From 1994 through March 2001, Mr. Schissler held various management sales positions at TMP Worldwide, Inc., a personnel staffing company.

         SANDRA D. SMITH became the Chief Financial Officer as of June 1, 2004. From December 2002 until May 2004, she served as the Accounting System Administrator for Bisk Education, Inc. From September 2000 to December 2002, she was a Financial Systems Consultant for Mills & Murphy Software Systems, Inc. From August 1998 to August 2000, she held an accounting management position and was a member of the Mergers and Acquisitions team for TMP Worldwide, Inc.

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

         STEPHANIE A. SCHISSLER is one of the founders of Cord. She has served as President and Chief Operating Officer of Cord since its inception in January 2003. From September 2001 until December 2002, Mrs. Schissler was an account executive with Paychex Business Solutions, Inc., a payroll services company. From April 2001 through August 2001, she was a director of business development at Mills & Murphy Software Systems, Inc., a software developer and reseller. From February 1996 through December 2000, she held various sales and managerial positions with TMP Worldwide, Inc.

         JOSEPH R. VICENTE, Director, joined Cord Blood in April 2004. From July 2002 through September 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management. From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions.

         STEPHEN WEIR, Director, is one of the founders of Gecko Media, Inc., a website development company. Since August 2002, he has served as President of Gecko Media, Inc. Mr. Weir was also a founder of Global Interactive Network Systems, Inc., a network consulting company. From September 1996 to August 2002, Mr. Weir served as President of Global Interactive Network Systems, Inc.

         GAYL ROGERS CHRYSLER, Director, joined the Board of Directors for Cord Blood in August, 2005. She is the National Director of Operations of the Cord Blood Program for the National American Red Cross, a position she has held since May 2003. From September 1994 until April 2003, Mrs. Chrysler held various management positions with the North Central Blood Services division of the American Red Cross in Minneapolis, Minnesota.

         TIMOTHY MCGRATH, Director, joined the Board of Directors for Cord Blood in March 2006. From October 1999 thru September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

         (b) Family Relationships

         Matthew L. Schissler and Stephanie A. Schissler are married. There are no other family relationships among the directors or executive officers of CBA.

         (c) Involvement in Certain Legal Proceedings

             None

         (d) Audit Committee Financial Expert

         As of April 3, 2006, our board of directors has determined that Cord Blood has one audit committee financial expert, Mr. Timothy McGrath, and two committee members serving on its audit committee. Prior to March 1, 2006, Sandra Smith and Matthew Schissler performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. On April 6, 2006, the board adopted its written audit committee charter.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 31, 2005, information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated (the "Named Executive Officers"), with respect to services rendered by such persons to Cord Blood and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                                  LONG-TERM COMPENSATION
                                   --------------------------------                  --------------------------------------
                                                                                        AWARDS      PAYOUTS
                                                                                     ------------   --------
                                                                        RESTRICTED   SECURITIES
                                                       OTHER ANNUAL       STOCK      UNDERLYING     LTIP        ALL OTHER
NAME AND PRINCIPAL                  SALARY    BONUS    COMPENSATION      AWARD(S)    OPTIONS/SARS   PAYOUTS    COMPENSATION
POSITION                  YEAR     ($) (1)     ($)          ($)            ($)           (#)          ($)           ($)
-----------------------   ----     -------   ------    ------------     ----------   ------------   --------   ------------
Matthew L. Schissler      2005      150,000        0           36,000             0      250,000           0              0
Chairman of the Board
and                       2004      125,000        0                0             0      500,000           0              0
Chief Executive Officer

Stephanie A. Schissler    2005      150,000        0                0             0      250,000           0              0
Chief Operating Officer
and                       2004      125,000        0                0             0      500,000           0              0
President of Cord
Partners, Inc.


Notes to the Table:

------------

(1) In 2004, $32,586 and $33,502 was deferred at the election of Mr. Schissler and Ms. Schissler, respectively.

         The following table sets forth information concerning individual grants of stock options in 2005 to the Named Executive Officers:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                           % TOTAL
                               NUMBER OF SECURITIES     OPTIONS/SARS
                                    UNDERLYING           GRANTED TO      EXERCISE OR
                               OPTIONS/SARS GRANTED     EMPLOYEES IN      BASE PRICE    MARKET PRICE ON    EXPIRATION DATE
NAME                                 (#) (2)           FISCAL YEAR (3)      ($/SH)       DATE OF GRANT           (4)
-------------------------      --------------------    ---------------   ------------   ----------------   ---------------
Matthew L. Schissler                  20,555                  *              0.18            0.50            07/01/2015
Matthew L. Schissler                1,600,000               38.7%            0.31            0.33            09/12/2015
Matthew L. Schissler                 250,000                6.0%             0.20                            12/31/2015
Stephanie A. Schissler                27,777                  *              0.18            0.50            07/01/2015
Stephanie A. Schissler               184,848                4.5%             0.33            0.37            08/01/2015
Stephanie A. Schissler               250,000                6.0%             0.20                            12/31/2015
Sandra Smith                          11,111                  *              0.18            0.50            07/01/2015
Sandra Smith                         250,000                6.0%             0.25            0.47            07/13/2015
Sandra Smith                         150,000                3.6%             0.20                            12/31/2015
Noah Anderson                         38,888                  *              0.18            0.50            07/01/2015
Noah Anderson                        250,000                6.0%             0.25            0.47            07/13/2015
Noah Anderson                        150,000                3.6%             0.20                            12/31/2015

------------
*    Less than 1%

(1)  The date of the grant of the options were various dates in 2005.
(2) The options vest in either one year on the anniversary of the grant date or 25% per year over four years.
(3) The total number of options granted to our employees during 2005 was 4,134,579.
(4) In no event may the options be exercised, in whole or in part, ten years after the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                    NUMBER OF           NUMBER OF
                                                    SECURITIES          SECURITIES         VALUE OF        VALUE OF
                                                    UNDERLYING          UNDERLYING        UNEXERCISED      UNEXERCISED
                                                   UNEXERCISED          UNEXERCISED       IN-THE-MONEY    IN-THE-MONEY
                       SHARES        VALUE       OPTIONS/SARS AT      OPTIONS/SARS AT     OPTIONS/SARS    OPTIONS/SARS
                     ACQUIRED ON    REALIZED        FY-END (#)          FY-END (#)       AT FY-END ($)    AT FY-END ($)
NAME                 EXERCISE (#)      ($)         EXERCISABLE         UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
-----------------    ------------   ---------    ---------------      ---------------    -------------    --------------
Matthew L.                                                               2,245,555             0               411
Schissler                  --           --           125,000
Stephanie A.                                                              462,625              0               556
Schissler                  --           --           125,000
Sandra Smith               --           --              0                 411,11               0               222
Noah Anderson              --           --              0                 438,888              0               778

------------
(1)  As of December 31, 2005, all Options were unexercised.
(2) A stock price of $0.20, which was the closing price of CBAI stock on December 30, 2005, was used to calculate the value of unexercised in-the-money options/SAR's.

COMPENSATION OF DIRECTORS

In January 2006, we implemented a standard arrangement for the compensation of our directors. In April 2004, as recognition of their service, each of our two non-management directors, Joseph R. Vicente and Stephen Weir, were each granted options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The options vest 25% per year over a four year period and expire April 29, 2014. In addition, we reimburse Messrs. Vicente and Weir for their out-of-pocket expenses necessary to attend meetings of the Board of Directors. In August 2005, as recognition of their service, each of our two then serving non-management directors, Joseph R. Vicente and Stephen Weir, each were granted an option to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. 25,000 of such options vested immediately while the remaining 25,000 vest on the one year anniversary of the grant date. The options expire August 1, 2015. In August 2005, our new non-management director, Gayl Chrysler, was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. 50,000 options vested immediately while the remaining 50,000 vest on the one year anniversary of the grant date. The options expire August 1, 2015. In addition, we reimburse Ms. Chrysler for her out-of-pocket expenses necessary to attend meetings of the Board of Directors.

On January 26, 2006 the Company's board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2006 are based on the closing stock price on January 25, 2006 divided by $10,000. Shares issued as compensation for one year of service in 2007 and 2008 will be based on the closing stock price of the last business day of 2006 and 2007, respectively, divided by $10,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2006 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock;
(ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.


                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

----------------------------------------------------------------------------------------------------------------------------
                                                                                               AMOUNT AND
                                                                                               NATURE OF
                              NAME AND ADDRESS                                                 BENEFICIAL       PERCENTAGE
TITLE OF CLASS                OF BENEFICIAL OWNER                                              OWNERSHIP        OF CLASS(1)
--------------                -------------------                                              -----------      -----------
                              Matthew L. Schissler                                              11,199,367           27.62%
                              9000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Stephanie A. Schissler                                             8,118,290           20.02%
                              9000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                        SECURITY OWNERSHIP OF MANAGEMENT

----------------------------------------------------------------------------------------------------------------------------
                                                                                               AMOUNT AND
                                                                                               NATURE OF
                              NAME AND ADDRESS                                                 BENEFICIAL       PERCENTAGE
TITLE OF CLASS                OF BENEFICIAL OWNER                                              OWNERSHIP        OF CLASS(1)
--------------                -------------------                                              -----------      -----------

                              Matthew L. Schissler                                              11,199,367           27.62%
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Stephanie A. Schissler                                             8,118,290           20.02%
                              9000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Sandra Smith                                                         440,000            1.09%
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Noah Anderson                                                        571,243            1.41%
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Joseph R. Vicente                                                    679,055            1.67%
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Stephen Weir                                                         324,054                *
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069

                              Gayl Rogers Chrysler
                              90000 W. Sunset Boulevard, Suite 400
                              West Hollywood, CA 90069
                              Timothy Mc Grath
                              90000 W. Sunset Boulevard, Suite 400                                  54,054                *
                              West Hollywood, CA 90069

                              All directors and executive officers as a group (4 persons)       21,440,117           52.88%

------------
*    Less than 1%.

(1) Applicable percentage of ownership is based on 40,541,845 shares of common stock outstanding as of March 27, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two years, we have entered into transactions with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with a member of the immediate family of any of the foregoing named persons or entities, as follows:

(1) On January 17, 2005, our wholly-owned subsidiary, BodyCells borrowed $100,000 from Joseph R. Vicente, a director of our company, on an unsecured basis. BodyCells guaranteed the loan. The loan is for a period of one year and bears interest at 6% per annum. Interest was payable on a monthly basis. This loan was repaid on March 31, 2005.

(2) In June 2005, we received $17,700 as a short term, non-interest bearing advances from Matthew Schissler, an officer of our company. This advance was repaid in June 2005.

(3) In March of 2004, Cord became a party to a Web Development and Maintenance Agreement with Gecko Media, Inc. Stephen Weir, a director of Cord Blood, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Pursuant to the Web Development and Maintenance Agreement, we pay to Gecko Media, Inc. the amount of $5,000 per month for March through May 2004, and the amount of $10,000 per month for June 2004 through March 2006, for development, maintenance and hosting of our website. In addition, we have granted to Gecko Media, Inc. options to purchase 150,000 shares of our common stock at $.25 per share. Per the agreement, options to purchase an additional 150,000 shares of our common stock at $1.00 per share were issued to Gecko Media, Inc. in October 2005.

(4) On January 1, 2006, we entered into a one year consulting agreement with Stephanie Schissler, our former President and Chief Operating Officer. The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews for a second year, unless a 60 day written notice of cancellation is provided by us or Ms. Schissler.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Index to Exhibits

EXHIBIT NO.         DESCRIPTION                                          LOCATION
----------          -------------------------------------------------    --------------------------------------------------
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


EXHIBIT NO.         DESCRIPTION                                          LOCATION
----------          -------------------------------------------------    --------------------------------------------------
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

EXHIBIT NO.         DESCRIPTION                                          LOCATION
----------          -------------------------------------------------    --------------------------------------------------
10.21               Promissory Note to Cornell Capital Partners for      Filed as an exhibit on Form SB-2 filed on May 2,
                    $350,000                                             2005

10.22               Warrant for 1,000,000 shares of common stock to      Filed as an exhibit on Form SB-2 filed on May 2,
                    Cornell Capital Partners                             2005

10.23               Pledge and Escrow Agreement with Cornell Capital     Filed as an exhibit on Form SB-2 filed on May 2,
                    Partners                                             2005

10.24               Exchange Agreement with Family Marketing Inc.        Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on May 3, 2005

10.25               Amended and Restated Promissory Note with Cornell    Filed as an exhibit to Current Report on Form 8-K
                    Capital Partners for $600,000                        filed on June 24, 2005

10.26               Officer's Certificate from Matthew L. Schissler in   Filed as an exhibit to Current Report on Form 8-K
                    connection with a Promissory Note with Cornell       filed on June 24, 2005
                    Capital Partners

10.28               Amendment Agreement to a Promissory Note with        Filed as an exhibit to Current Report on Form 8-K
                    Cornell Capital Partners                             filed on July 7, 2005

10.29               Officer's Certificate from Matthew L. Schissler in   Filed as an exhibit to Current Report on Form 8-K
                    connection with a Promissory Note with Cornell       filed on July 7, 2005
                    Capital Partners

10.35               Promissory Note to Cornell Capital Partners for      Filed as an exhibit to Current Report on Form 8-K
                    $500,000                                             filed on July 21, 2005

10.37               Warrant to Purchase Common Stock by Cornell          Filed as an exhibit to Current Report on Form 8-K
                    Capital Partners                                     filed on September 12, 2005

10.38               Security Agreement between Family Marketing Inc.     Filed as an exhibit to Current Report on Form 8-K
                    and Cornell Capital Partners                         filed on September 12, 2005

10.39               Security Agreement between Career Channel Inc. and   Filed as an exhibit to Current Report on Form 8-K
                    Cornell Capital Partners                             filed on September 12, 2005

10.39               Security Agreement between Career Channel Inc. and   Filed as an exhibit to Current Report on Form 8-K
                    Cornell Capital Partners                             filed on September 12, 2005

EXHIBIT NO.         DESCRIPTION                                          LOCATION
----------          -------------------------------------------------    --------------------------------------------------

10.40               Security Agreement between CBA Professional          Filed as an exhibit to Current Report on Form 8-K
                    Services Inc. and Cornell Capital Partners           filed on September 12, 2005

10.41               Security Agreement between CBA Properties Inc. and   Filed as an exhibit to Current Report on Form 8-K
                    Cornell Capital Partners                             filed on September 12, 2005

10.42               Security Agreement between Cord Blood America Inc.   Filed as an exhibit to Current Report on Form 8-K
                    and Cornell Capital Partners                         filed on September 12, 2005

10.43               Security Agreement between Cord Partners Inc. and    Filed as an exhibit to Current Report on Form 8-K
                    Cornell Capital Partners                             filed on September 12, 2005

10.44               Pledge and Escrow Agreement by Cord Blood America,   Filed as an exhibit to Current Report on Form 8-K
                    Inc, Cornell Capital Partners, and David Gonzalez,   filed on September 12, 2005
                    Esq.

10.45               Insider Pledge and Escrow Agreement by Cornell       Filed as an exhibit to Current Report on Form 8-K
                    Capital Partners, Cord Blood America, Inc.,          filed on September 12, 2005
                    Matthew L. Schissler, and David Gonzalez, Esq.

10.46               Investor Registration Rights Agreement between       Filed as an exhibit to Current Report on Form 8-K
                    Cord Blood America, Inc. and Cornell Capital         filed on September 12, 2005
                    Partners.

10.47               Securities Purchase Agreement between Cord Blood     Filed as an exhibit to Current Report on Form 8-K
                    America, Inc. and Cornell Capital Partners.          filed on September 12, 2005

10.48               Warrant to Purchase Common Stock by Cornell          Filed as an exhibit to Current Report on Form 8-K
                    Capital Partners                                     filed on September 12, 2005

10.50               Warrant to Purchase Common Stock by Cornell          Filed as an exhibit to Current Report on Form 8-K
                    Capital Partners                                     filed on September 12, 2005

10.51               Secured Convertible Debenture issued by Cord Blood   Filed as an exhibit to Current Report on Form 8-K
                    America to Cornell Capital Partners                  filed on September 12, 2005

10.52               Secured Convertible Debenture issued by Cord Blood   Filed as an exhibit to Current Report on Form 8-K
                    America, Inc. to Cornell Capital Partners            filed on December 23, 2005


EXHIBIT NO.         DESCRIPTION                                          LOCATION
----------          -------------------------------------------------    --------------------------------------------------
10.53               Amended and Restated Secured Convertible Debenture   Filed as an exhibit to Current Report on Form 8-K
                    issued by Cord Blood America, Inc. to Cornell        filed on December 23, 2005
                    Capital Partners

10.54               Termination Agreement between Cord Blood America,    Filed as an exhibit to Current Report on Form 8-K
                    Inc. to Cornell Capital Partners                     filed on December 23, 2005

10.55               Employment Agreement dated January 1, 2006 by and    Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Matthew L.      filed on January 6, 2006
                    Schissler

10.56               Employment Agreement dated January 1, 2006 by and    Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Sandra D.       filed on January 6, 2006
                    Smith

10.57               Employment Agreement dated January 1, 2006 by and    Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Noah J.         filed on January 6, 2006
                    Anderson

10.58               Consulting Agreement dated January 1, 2006 by and    Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Stephanie       filed on January 6, 2006
                    Schissler

10.59               Stock Option Schedule dated January 1, 2006 by and   Filed as an exhibit to Current Report on Form 8-K
                    between Cord Blood America, Inc. and Stephanie       filed on January 6, 2006
                    Schissler

10.60               Asset Purchase Agreement between Cord Partners,      Filed as an exhibit to Current Report on Form 8-K
                    Inc. and Cryobank for Oncologic and Reproductive filed on
                    January 18, 2006 Donors, Inc.

10.61               Board Compensation Plan dated January 26, 2006       Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on February 8, 2006

14.1                Code of Ethics                                       Filed as an exhibit to the Company's Form SB-2
                                                                         filed on May 2, 2005

23.1                Consent of Rose, Snyder and Jacobs                   Provided herewith

23.2                Consent of Tedder, James, Worden and Associates, PA  Provided herewith
                    Certification of Cord Blood America, Inc. Chief
32.0                Executive Officer, Matthew L. Schissler, pursuant    Provided herewith
                    to Section 906 of the Sarbanes-Oxley Act of 2002
                    Certification of Cord Blood America, Inc. Chief
32.1                Financial Officer, Sandra D. Smith, pursuant to      Provided herewith
                    Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees billed to us by our principal accountant, Tedder, James, Worden and Associates, P.A., for the periods indicated.

                                            FOR THE YEAR ENDED
                                               DECEMBER 31,
                                    ----------------------------------
                                         2005                  2004
                                    --------------       -------------
Audit Fees                          $   166,090.00       $   40,000.00
Audit-Related Fees (1)              $      2306.00       $        0.00
Tax Fees                            $         0.00       $        0.00
All Other Fees (2)                  $    22,726.00       $        0.00
                                    --------------       -------------
   Total audit and non-audit fees   $   191,122.00       $    40,00.00
                                    ==============       =============

------------
(1)  Includes fees for audit committee reports and out of pocket expenses.
(2) Includes fees for evaluating our recording of a new payment plan, evaluation of changes in an accounting principle, procedures related to our engagement of a new audit firm, letter drafting, S-8 reviews, SB-2 reviews and franchise circular review.

         During 2005, we did not have an audit committee and therefore, the above services were unable to be pre-approved using any audit committee pre-approval policies and procedures. As of April 3, 2006, our board of directors has determined that Cord Blood has one audit committee financial expert, Mr. Timothy McGrath, and two committee members serving on its audit committee. Prior to March 1, 2006, Sandra Smith and Matthew Schissler performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. On April 6, 2006, the board adopted its written audit committee charter.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CORD BLOOD AMERICA, INC.




Date:    April 17, 2006                 By: /s/ Matthew L. Schissler
                                            ------------------------------------
                                            Matthew L. Schissler,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


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

         NAME                               TITLE                      DATE
        -----                               -----                      ----
/s/  Matthew L. Schissler         Chairman of the Board and       April 17, 2006
-----------------------------     Chief Executive Officer
Matthew L. Schissler

/s/  Joseph Vicente               Director                        April 17, 2006
-----------------------------
Joseph Vicente

/s/  Stephen Weir                 Director                        April 17, 2006
-----------------------------
Stephen Weir

/s/  Gayl Rogers Chrysler         Director                        April 17, 2006
-----------------------------
Gayl Rogers Chrysler

/s/  Timothy McGrath              Director                        April 17, 2006
-----------------------------
Timothy McGrath