Form 10QSB
period 2006-03-31
Cord Blood America, Inc.
filed 2006-05-16
CIK 1289496

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2006.

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

      For the transition period from ________________ to ________________.


                       Commission File Number: 000-50746


                                 _______________

                            Cord Blood America, Inc.
               (Exact name of registrant as specified in charter)
                                 _______________


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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2006: 40,541,845 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

================================================================================

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB


                                                                           PAGE
                                                                           -----
PART I. FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (unaudited)                 1

               Consolidated Balance Sheet (unaudited) as of
               March 31, 2006                                                2

               Consolidated Statements of Operations
               (unaudited) for the three months ended March
               31, 2006 and 2005                                             3

               Consolidated Statements of Cash Flows
               (unaudited) for the three months ended March
               31, 2006 and 2005                                             4

               Notes to Consolidated Financial Statements (unaudited)        5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations (including
               cautionary statement)                                        19

      Item 3.  Controls and Procedures                                      37

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                            38

      Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds                                              38

      Item 3.  Defaults Upon Senior Securities                              38

      Item 4.  Submission of Matters to a Vote of Securities Holders        38

      Item 5.  Other Information                                            38

      Item 6.  Exhibits and Reports on Form 8-K                             39

      Signatures                                                            40

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2006

                           ASSETS

Current assets:
     Cash                                                                $    324,426
     Certificates of Deposit                                                  388,106
     Accounts receivable, net of allowance for
         doubtful accounts of $9,415                                          244,955
                                                                         ------------

             Total current assets                                             957,487

Property and equipment, net                                                    32,418
Deposits                                                                       21,612
Prepaid expenses                                                               22,981
Goodwill                                                                       12,077
Customer contracts and relationships                                          253,986
Domain name                                                                       400
Other assets                                                                      670
                                                                         ------------
             Total assets                                                $  1,301,630
                                                                         ============
               LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accounts payable                                                    $    286,122
     Accrued expenses                                                         244,600
     Deferred revenue                                                         407,904
     Due to stockholders                                                       53,262
     Capital lease obligations, current portion                                 4,434
     Promissory notes payable, net of unamortized discount of $342,068      4,657,932
                                                                         ------------
             Total current liabilities                                      5,654,254

Capital lease obligations, net of current portion                               4,741
                                                                         ------------
             Total liabilities                                              5,658,995

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                              --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized 74,541,845 shares issued and outstanding                    7,454
     Additional paid-in capital                                            20,508,742
     Deferred Consideration                                                (3,467,371)
     Common stock held in treasury stock, 34,000,000 shares               (11,560,000)
     Accumulated deficit                                                   (9,846,189)
                                                                         ------------
             Total capital deficit                                         (4,357,364)
                                                                         ------------
             Total liabilities and capital deficit                       $  1,301,630
                                                                         ============

        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THREE-MONTH    THREE-MONTH
                                              PERIOD ENDED   PERIOD ENDED
                                               MARCH 31,       MARCH 31,
                                                 2006            2005
                                             ------------    ------------
Revenue                                      $    656,628    $    819,814

Cost of services                                 (527,198)       (605,864)
                                             ------------    ------------

              Gross profit                        129,430         213,950

Administrative and selling expenses            (1,353,172)     (1,197,286)
                                             ------------    ------------

             Loss from Operations              (1,223,742)       (983,336)
                                             ------------    ------------

Interest expense                                 (487,737)        (46,606)
                                             ------------    ------------

         Net loss before income taxes          (1,711,479)     (1,029,942)

Income taxes                                           --              --
                                             ------------    ------------

         Net loss                            $ (1,711,479)   $ (1,029,942)
                                             ============    ============

Basic and diluted loss per share             $      (0.04)   $      (0.04)
                                             ============    ============

Weighted average common shares outstanding     40,187,617      26,281,848
                                             ============    ============



        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        THREE-MONTH     THREE-MONTH
                                                        PERIOD ENDED    PERIOD ENDED
                                                          MARCH 31,       MARCH 31,
                                                            2006            2005
                                                        ------------    ------------
Cash flows from operating activities:
    Net loss                                            $(1,711,479)    (1,029,942)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock for services                           0        433,841
         Conversion Feature                                      --             --
         Loan Costs Paid in Cash                                 --             --
         Amortization of Loan Costs - Walkey                     --             --
         Shares issued as compensation                       44,759             --
         Amortization of Deferred Consideration             315,216             --
         Provision for uncollectible accounts                 3,477          2,435
         Depreciation                                         4,245          1,635
         Amortization of discount on warrants                48,867         18,016
         Write off of old assets                              4,539             --
         Share based compensation                            93,027             --
         Changes in operating assets and liabilities:
           Accounts receivable                              (94,058)       (64,043)
           Deposits                                            (218)        (1,392)
           Other assets                                          --         (2,213)
           Prepaid expenses                                 (14,053)            --
           Accounts payable                                 (31,875)       261,960
           Accrued expenses                                  21,442         55,858
           Deferred revenue                                 174,062         86,949
           Due to Related Party                                  --             --
                                                        -----------    -----------

         Net cash used in operating activities           (1,142,049)      (236,896)

Cash flows from investing activities:
    Purchase of property and equipment                      (13,515)          (423)
    Redemption (Purchase) of certificates of deposit             --         75,000
    Purchase of property and equipment -
      Asset Purchase Agreement                               (5,615)            --
    Purchase of customer contracts and relationships -
      Asset Purchase Agreement                             (113,986)            --
    Purchase of domain name -
      Asset Purchase Agreement                                 (400)            --
                                                        -----------    -----------

         Net cash provided (used) by
           investing activities                            (133,516)        74,577

Cash flows from financing activities:
    Proceeds from the issuance of loans payable                  --         70,000
    Payments on loans payable                                    --         (2,083)
    Proceeds from the issuance of notes payable                  --             --
    Payments on notes payable                                    --             --
    Payments on capital lease obligations                    (1,206)          (477)
    Net repayments on line of credit                             --         (6,484)
    Proceeds from advance from officer                           --          9,832
    Payments on advance from officer                        (25,844)            --
    Proceeds from issuance of common stock                       --         53,000
                                                        -----------    -----------

         Net cash provided by financing activities          (27,090)       123,788
                                                        -----------    -----------

         Net increase (decrease) in cash                 (1,302,655)       (38,531)

Cash and cash equivalents, at beginning of period         2,015,187        120,216
                                                        -----------    -----------

Cash and cash equivalents, at end of period                 712,532         81,685
                                                        ===========    ===========

        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                                                               THREE-MONTH     THREE-MONTH
                                                               PERIOD ENDED    PERIOD ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                   2006            2005
                                                               ------------    -----------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                     $     1,348          18,655
                                                               ===========     ===========

Supplemental disclosures of non-cash investing and financing activities:
      Discount on issuance of debt with detachable warrants         48,867              --
                                                               ===========     ===========

      Acquisition of computer equipment under capital
         lease obligations                                     $     2,567           2,058
                                                               ===========     ===========

      Debt repaid through issuance of common stock             $        --              --
                                                               ===========     ===========


















        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

(c) CERTIFICATES OF DEPOSIT

Cord Blood holds certificates of deposit. One of the certificates of deposit has a maturity of 30 days while the remaining certificates of deposit have maturities of 7 days. These certificates of deposit automatically renew at the end of each period. Cord Blood considers cash in the bank and cash equivalents that mature in 30 days or less as cash.

(d) DEFERRED REVENUE

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. For Cord customers who have enrolled in the Annual Payment Option, revenue is neither deferred nor recognized at the time the sample is collected. Instead, revenue is recognized in the amount of each payment as payment is received. Deferred revenue for Rain and Family consists of payments for per inquiry leads that have not yet been delivered or media buys that have not yet been placed.

(e) REVENUE RECOGNITION

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

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19).

Rain's revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

Both Rain and Family recognize revenue generated through per inquiry advertising as the per inquiry leads are delivered to the customer.

(f) COST OF SERVICES

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

(g) ACCOUNTING FOR STOCK COMPENSATION PLAN

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there will be an increase in compensation expense however, the increase has not had a material impact on our results of operations or our cash flows.

(h) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128R, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 40,187,617 and 26,281,848 for the three-months ended March 31, 2006 and 2005, respectively. Cord Blood had 6,139,189 and 2,263,250 outstanding options to acquire common stock at March 31, 2006 and 2005, respectively, and warrants to purchase 23,570,000 and 1,000,000 shares at March 31, 2006 and 2005, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(2) MANAGEMENT'S PLANS AND INTENTIONS

Cord Blood's consolidated financial statements have been prepared assuming it will continue as a going concern. Cord Blood has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $9,846,189 as of March 31, 2006. In addition, Cord Blood has consumed cash in its operating activities of approximately $1,302,655 and has a working capital deficit of approximately $4,696,800 as of March 31, 2006. These factors, among others, raise substantial doubt about Cord Blood's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement. Cord Blood is continuing to attempt to increase revenues within its core businesses. Recently, management shifted some of Cord Blood's personnel to assist in growing its subsidiary, Family. We believe growing Family using our existing resources will help improve our cash flow and help us approach profitability more rapidly. In addition, Cord Blood is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. The ongoing execution of Cord Blood's business plan is expected to result in operating losses over the next twelve months. There are no assurances that Cord Blood will be successful in achieving its goals of increasing revenues and achieving profitability.

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

(3) ACCRUED EXPENSES

The components of accrued expenses at March 31, 2006 are summarized as follows:

                                                            March 31,
                                                              2006
                                                            --------
          Accrued salaries and benefits                     $ 92,422
          Accrued interest                                   134,722
          Deferred Rent                                       12,212
          Other                                                5,244
                                                            --------
                                                            $244,600
                                                            ========


(4) NOTES AND LOANS PAYABLE

In March 2005, Cord Blood entered into a Standby Equity Distribution Agreement (the "Equity Agreement") with Cornell Capital Partners L.P. ("Cornell") whereby Cord Blood could sell up to $5,000,000 of Cord Blood's common stock to Cornell at Cord Blood's discretion over a 24-month period. The Equity Agreement and the respective rights and obligations were terminated on December 26, 2005. Prior to termination, the Equity Agreement allowed the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance were calculated based on 98% of the lowest volume weighted average price of Cord Blood's common stock for the five day period after the request for an advance was received. The investment company also received a 5% fee for each advance. The Equity Agreement called for the issuance of 1,239,029 shares of common stock as a one time commitment fee. Prior to any advances, the Securities and Exchange Commission declared effective a registration statement registering the resale of Cord Blood's securities in accordance with the Equity Agreement.

In connection with the Equity Agreement, Cord Blood entered into a Placement Agency Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for Cord Blood. The Agent Agreement called for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of Cord Blood's common stock.

On April 27, 2005, Cord Blood issued a promissory note to Cornell in the amount of $350,000. The promissory note accrued interest at a rate of 12% per annum and was due and payable nine months from the date of issuance. On April 28, 2005, $175,000 of the $350,000 loan was funded by Cornell. Pursuant to the terms of the note Cord Blood issued Cornell a detachable warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The estimated relative fair value of the warrants of approximately $163,000 was recorded as interest expense. In July 2005, Cornell exercised its right to purchase 1,000,000 shares at $0.20 per share.

On June 21, 2005, Cord Blood issued an Amended and Restated Promissory Note to Cornell in the amount of $600,000 which replaced the Promissory Note dated April 27, 2005 and received $300,000 towards this amended and restated Promissory Note. The Promissory Note accrued interest at 12% per annum. These promissory notes were re-paid with the proceeds of a stock issuance in 2005.

On July 13, 2005 Cornell issued a promissory note in the amount of $500,000. The principal amount of $500,000 was funded to Cord Blood on July 14, 2005. The promissory note was non-interest bearing unless an event of default occurred. The note was due and payable on or before August 1, 2005. Full payment was made on July 25, 2005 from the proceeds of a stock issuance.

During the three months ended September 30, 2005, Cord Blood re-paid $1,360,553 in interest and principal on an outstanding loan with Cornell through the proceeds of issuing 3,568,734 shares of common stock. At September 30, 2005, all of the loans relating to the Equity Agreement had been paid.

On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The SP Agreement and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

The SP Agreement was amended to state Cord Blood shall pay Cornell or its designees a non refundable commitment fee of $375,000 (equal to seven and one half percent (7.5%) of the $5,000,000 Purchase Price), all of which has been paid. It also states Cord Blood agrees to take any and all appropriate action necessary to increase its authorized common stock to two hundred million (200,000,000) by March 1, 2006. This action has been approved by the Company's board and must still be voted on by the Company's shareholders at its annual meeting.

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

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended March 31, 2006 and 2005, Cord incurred approximately $54,100 and $51,600 respectively, in royalties to the Patent License Agreement. At March 31, 2006, approximately $54,100 is included in accounts payable relating to these fees.

OPERATING LEASE

In 2005 and 2004, Cord Blood entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of March 31, 2006, are as follows:


                        2007                        $95,420
                        2008                         95,721
                        2009                         95,020
                        2010                         94,822
                        2011                         71,116
                                                   --------
                                                   $452,099
                                                   ========

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $12,213, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $11,655 and $27,624 for the three months ended March 31, 2006 and 2005, respectively.

EMPLOYMENT AGREEMENTS

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

(6) RELATED PARTY TRANSACTIONS AND COMMITMENTS

In prior years, the Company received non-interest bearing advances from officers of Cord Blood. In November 2005, $15,000 of this advance was repaid and the balance remaining amounted to $53,262 at March 31, 2006.

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

In March 2004, Cord cancelled the existing Web Agreement and signed a new Web Design and Maintenance Agreement. The new agreement replaced the commission payments with a flat monthly fee of $5,000 per month from March 2004 through May 2004 and $10,000 per month from June 2004 until termination of the Web Agreement. The new agreement also called for the issuance of 150,000 stock options with an exercise price of $0.25 per share, issued in April 2004, followed by another 150,000 stock options that were issued in 2005 at an exercise price of $1.00 per share. The new Web Agreement expired on March 31, 2006. (See Note 12)

During the three months ended March 31, 2006 and 2005, Cord incurred approximately $30,000 in each period, relating to the web development agreements. At March 31, 2006, Cord did not owe any money relating to these web development agreements.

In April 2005, Family entered into an exchange agreement with Family Marketing, LLC where Family must pay quarterly royalty fees to Family Marketing, LLC. The president of Family Marketing, LLC is a member of the board of directors of Cord Blood. Royalty fees are calculated as 2% of gross profit. During the three-months ended March 31, 2006, Family incurred approximately $3,200 in royalty fees.

On January 1, 2006, Cord Blood entered into a one-year consulting agreement with Stephanie Schissler, Cord Blood's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. Any options earned are to be awarded at the end of the year. The agreement automatically renews for a second year, unless a 60 day written notice of cancellation is provided by either Cord Blood or Ms. Schissler.

(7) SHARE BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there will be an increase in compensation expense however, the increase has not had a material impact on our results of operations or our cash flows.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards during the three months ended March 31, 2005:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                 ------------
                                                                     2005
                                                                 ------------
Net loss, as reported                                              (1,029,942)
Add: stock-based employee compensation expense included in
  reported net loss net of related tax effects                             --
Deduct: total stock-based employee compensation expense
  determined under the fair value method for all awards,
  net of related tax effects                                          (24,380)
                                                                  -----------
  Pro forma net loss                                               (1,054,322)
                                                                  ===========
Basic and diluted loss per common share, as reported                    (0.04)
                                                                  ===========
Basic and diluted loss per common share, pro forma                      (0.04)
                                                                  ===========

Our net income for the three months ended March 31, 2006 includes $78,378 of compensation costs related to our stock-based compensation arrangements with employees. Our net income for the three months ended March 31, 2005 does not include any compensation costs related to our stock-based compensation arrangements.

STOCK OPTION PLAN. The Company's Share Option Plan permits the grant of share options to its employees, directors, consultants and independent contractors for up to 8 millions shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

During 2005, the Company estimated the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

                        Risk free interest rate     3.66% - 4.69%
                        Expected life               8.95 years
                        Dividend yield              0%
                        Volatility                  128.34% - 194.85%

Stock Options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The following activity has occurred under our existing plan:


                                                          WEIGHTED AVERAGE
                                                            GRANT-DATE
                                             SHARES         FAIR VALUE
STOCK OPTION AWARDS:
Nonvested Balance at January 1, 2006       3,176,400        $   0.24
Granted                                           --              --
Vested                                      (133,250)       $   0.25
Forfeited                                   (125,000)       $   0.25

Nonvested balance at March 31, 2006        2,918,150        $   0.24



As of March 31, 2006, there was $288,809 of total unrecognized compensation costs related to employee stock options awards. These costs are expected to be recognized over a weighted average period of 2.93 years.

A summary of option activity under the employee stock option plan as of January 1, 2006, and changes during the three months ended March 31, 2006 is as follows:

                                                                      WEIGHTED AVERAGE
                                                                         REMAINING
                                                   WEIGHTED AVERAGE   CONTRACTUAL TERM       AGGREGATE
                                      SHARES       EXERCISE PRICE        (YEARS)        INTRINSIC VALUE
OUTSTANDING: JANUARY 1, 2006        3,551,400        $   0.24             9.07            $  113,153
Granted                                    --                                                     --
Exercised                                  --                                                     --
Canceled                             (375,000)       $   0.25
Forfeited                            (125,000)       $   0.25

OUTSTANDING: MARCH 31, 2006         3,051,400        $   0.24             8.97            $  113,153
EXERCISABLE:  MARCH 31, 2006          133,250        $   0.25             9.50            $        0

We did not receive any cash from stock option exercises for the three months ended March 31, 2006 as no options have been exercised to date.

(8) STOCK OPTION AND WARRANT AGREEMENTS

During 2004, Cord Blood entered into a series of stock option agreements with directors and certain employees of Cord Blood. The agreements call for the issuance of a total of 1,600,000 options which vest over a 4-year period at an exercise price of $0.25 per share. 500,000 of these options were forfeited. During the three-months ending March 31, 2006, the total expense recognized for these options was $6,376.

During the year 2005, the company issued 2,051,400 options to employees as compensation. The strike price ranged from $0.20 - $0.51 and the total intrinsic value of the options was $113,153. Total expense was $14,464 during the year 2005. During the three-months ending March 31, 2006, the total expense recognized for these options was $78,378.

During the year 2005, the company issued 200,000 options as compensation to its directors. All options had a strike price of $0.25 and the value was $73,898. Total expense was $52,336 during the year 2005. Under FAS123R, $8,267 was recognized as an expense for the three-months ending March 31, 2006.

During the year 2005, the company issued 150,000 options for services. The options had a strike price of $1.00 and a value of $28,522. Total expense was $2,377 during the year 2005. Under FAS123R, $6,381 was recognized as an expense for the three-months ending March 31, 2006.

Cord Blood did not issued any options during the three-months ending March 31, 2006.

Cord Blood issued warrants to purchase shares of the company, in relation to its issuance of convertible debentures in 2005. The value of these warrants was $4,175,809, which was recorded as deferred consideration, presented against additional paid in capital, and amortized over the term of the convertible debentures.

The following table summarizes the warrants outstanding and exercisable at March 31, 2006:

---------------------- -------------------------- ------------------------ ------------------------- -------------------
                               NUMBER OF
                                WARRANTS                  EXERCISE                 MATURITY
                              OUTSTANDING                  PRICE                     DATE
---------------------- -------------------------- ------------------------ ------------------------- -------------------
                               1,000,000                  $0.1875                 09/16/2009
---------------------- -------------------------- ------------------------ ------------------------- -------------------
                              14,285,000                   $0.35                  09/09/2010
---------------------- -------------------------- ------------------------ ------------------------- -------------------
                               8,285,000                   $0.40                  09/09/2010
---------------------- -------------------------- ------------------------ ------------------------- -------------------
                              23,570,000
---------------------- -------------------------- ------------------------ ------------------------- -------------------

(9) PREFERRED STOCK

At inception, Cord Blood had 5,000,000 shares of preferred stock authorized. In March 2004, the board of directors of Cord Blood amended the company's articles of incorporation to establish a $.0001 par value for the preferred stock. No preferred stock has been issued to date.

(10) COMMON STOCK

During the three months ended March 31, 2006, Cord Blood issued a total of 703,518 shares to Cryobank for Oncologic and Reproductive Donors as part of an Asset Purchase Agreement. The total cash value of the stock on the date of issuance was $140,000.

During the three months ended March 31, 2006, Cord Blood issued a total of 271,270 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $44,760.

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

Cord Blood has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the three months ended March 31, 2006:


=================================================================================================================
                                        Adipose/         Radio/
                        Umbilical      Peripheral      Television      Internet        Segments      Consolidated
                       Cord Blood        Blood         Advertising    Advertising       Total           Total
                      -----------     -----------     -----------     -----------    -----------     -----------
Revenue from          $   260,393     $         0     $   290,667     $   105,568    $   656,628     $   656,628
External Customers
Interest Expense          486,918               0             819               0        487,737         487,737
Depreciation and
Amortization                2,356               0              11               0          2,367           2,367
Segment Income
(Loss)                 (1,703,760)        (29,502)        (29,938)         51,721     (1,711,479)     (1,711,479)
Segment Assets        $   952,003     $    34,501     $    91,137     $   223,989    $ 1,301,630     $ 1,301,630
                      ===========     ===========     ===========     ===========    ===========     ===========

The table below presents certain financial information by business segment for the year ended March 31, 2005:


================================================================================
                                         Radio/
                        Umbilical     Television       Segments     Consolidated
                       Cord Blood     Advertising       Total          Total
                      -----------     -----------    -----------    -----------
Revenue from             $321,576        $498,238       $819,814    $   819,814
External Customers
Interest Expense           43,534           3,072         46,606         46,606
Depreciation and
Amortization                1,495             140          1,635          1,635
Segment Income
(Loss)                   (550,075)       (479,867)    (1,029,942)    (1,029,942)
Segment Assets        $   201,072     $    85,530    $   286,602    $   286,602
                      ===========     ===========    ===========    ===========


(12) SUBSEQUENT EVENTS

RELATED PARTY TRANSACTIONS AND COMMITMENTS

On May 5, 2006, Cord entered into a new Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of Cord Blood. The Web Agreement replaced the agreement that expired on March 31, 2006. The Web Agreement calls for fees of $10,000 per month from April 2006 until termination in April 2008. At the beginning of each annual term, Cord Blood America will issue to Gecko Media so many shares of common stock of CBAI as will total a value of $10,000 at the closing sales price of CBAI stock on the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The following information should be read in conjunction with our March 31, 2006 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in this report and in our annual Report on Form 10-KSB for the year ended December 31, 2005.

INTRODUCTION:

This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Cord Blood America's ("CBA's") past performance, financial condition and prospects. The following will be discussed and analyzed:

     o    Overview

     o    Financial Highlights for First Quarter of 2006

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

     o FULL-TIME PHYSICIAN AND CUSTOMER SUPPORT. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

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

FINANCIAL HIGHLIGHTS FOR FIRST QUARTER OF 2006:

     o Revenue of Family increased 95% for the three months ended March 31, 2006 compared to the three months ended December 31, 2005.

     o There was an 18% increase in the volume of new customer sales of Cord for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

     o Completion of an Asset Purchase Agreement with Cryobank for Oncologic and Reproductive Donors, Inc., increasing the number of Cord's annual storage contracts by approximately 53%.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

As of March 31, 2006, total assets increased 354% to $1.3 million compared to approximately $286,602 as of March 31, 2005. Items of significant increase include a 751% increase in cash and cash equivalents, a 437% increase in prepaid expenses and the addition of approximately $266,500 in intangibles. The increase in cash was due to the receipt of funding from the Securities Purchase Agreement with Cornell Capital Partners which was received in September. The increase in pre-paid expenses is due to the pre-payment of insurance as well as costs of services that were paid by Rain and Family that were not yet delivered. Approximately $12,000 was recognized as Goodwill upon the acquisition of Family that took place during the second quarter of 2005.

As of March 31, 2006, total liabilities increased 133% to approximately $5.7 million as compared to approximately $2.4 million as of March 31, 2005. Items of significant increase include a 388% increase in notes payable due to the addition of the convertible debentures in September 2005.

At March 31, 2006, we had a working capital deficit of $4,696,767. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable and deferred revenue. While reducing the working capital deficit is our long-term goal we do not foresee this occurring in the near future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2006, revenue decreased 18% to approximately $656,628 compared to approximately $819,814 for the three months ending March 31, 2005. For the three months ended March 31, 2006, revenue of Cord decreased approximately $58,400 and revenue of Rain decreased approximately $199,700 as compared to the three months ended March 31, 2005. We believe Cord experienced this decrease due to:

     o A 4% decrease in samples processed during the first quarter of 2006 as compared to the first quarter of 2005

     o    The effects of the early stages of the Annual Payment Options program

Before the implementation of the Annual Payment Option program, all revenue for Cord was recognized upon the birth of our customer's child. This is the point at which the sample is tested, processed and storage and therefore, our services are fully delivered. Revenue in relation to the Annual Payment Option must be recognized as we collect for the annual payment of $269. The payment plan allows for our customers to defer their first payment until six months after their child's date of birth. All remaining payment of $269 are to be paid annually on their child's birthday. During the first three months of 2006, 24% of the cord blood samples that were processed were on the Annual Payment Option. We were unable to recognize any revenue for these samples during the three months ending March 31, 2006. However, as the program matures, and we are able to process a growing number of annual payment invoices, we will be able to recognize an increasing amount of revenue.

We believe Rain experienced this decrease due to the loss of its largest customer during the third quarter of 2005.

For the three months ended March 31, 2006, cost of services decreased 13% to approximately $527,200 as compared to approximately $605,900 for the three months ending March 31, 2005. Besides the decrease in revenue, which in turn aided in a decrease in costs of services, we believe the following contributed to the decrease in costs.

     o    Rain was able to produce better margins on its media buys.

     o Rain granted fewer discounts during the three months ended March 31, 2006.

For the three months ended March 31, 2006, gross profit decreased 40% to approximately $129,400 as compared to approximately $214,000 for the three months ending March 31, 2006. The decrease in gross profit is due to costs recognized in association with the 24% of cord blood samples processed that were on the Annual Payment Option without any revenue recognized.

For the three months ended March 31, 2006, administrative and selling expenses increased 13% to approximately $1,353,000 as compared to approximately $1,197,000 for the three months ending March 31, 2005. Administrative and selling expenses increased as a result of several factors. First, we experienced an increase in director stock expense of approximately $53,000 due to the issuance of 271,270 shares during the first quarter of 2006 to our board of directors as well as the expense related to options previously issued. We increased advertising expense by approximately $209,500 in the first quarter of 2006 as compared to the first quarter of 2005 by increasing the number of promotional materials we mailed to prospects as well as increasing print, internet and radio advertising during that time. There was an increase in independent contractor expense of $37,000 due to a consulting agreement entered into with Cord's former President as well as increased commissions to Cord's independent sales representatives. Our insurance expense increased by approximately $6,600 during the three months ending March 31, 2006. This was due to increased coverage upon the acquisition of Family. We experienced an increase of $6,200 in bank and credit related charges and fees due to the addition of multiple bank and credit accounts. There was an increase in web hosting and design expense of approximately $7,700 due to the hosting fees associated with the addition of multiple websites and changes to our existing websites. Travel expense increased approximately $6,600. There was also an increase of approximately also $37,300 in investor relations, filings, listings and stock transfer and issuance expenses. There was an approximate $20,000 increase in employee training expense. During the first quarter of 2006, there was an increase of approximately $63,400 in legal fees. The majority of this increase is due to the litigation between Cord and Merrill Corporation. We were able to reduce our employee compensation expense by approximately $6,100 by reducing the number of our higher salaried employees. We were also able to reduce our accounting and IT consulting fees by approximately $25,000 since we had fewer projects during the three months ended March 31, 2006 that required these services. Finally, our office related expenses decreased approximately $6,000 due to a reduction in rent recognized via the straight line method and a reduction in the use of office supplies.

For the three months ended March 31, 2006, interest expense increased approximately 952% to approximately $488,000 compared to approximately $47,000 for the three months ended March 31, 2006. The increase was in relation to the interest on a convertible debenture agreement.

For the three months ended March 31, 2006 and 2005, we experienced a loss of approximately $1,711,000 and $1,030,000, respectively. Some factors leading to the increase in Net Loss due to:

     o extensive advertising to create brand awareness and educate consumers on our services

     o    increase in interest expense on a convertible debenture agreement

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES:

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

     o    determination of the level of allowance for bad debt;

     o    deferred revenue; and

     o    revenue recognition

Additional information about accounting policies can be found in Item 1 "Financial Information - Notes to Condensed Consolidated Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES:

We have experienced net losses from operations of $1,223,742 and $983,336 for the years ended March 31, 2006 and 2005, respectively. At March 31, 2006, we had $712,532 in cash and cash equivalents. We currently collect cash receipts from operations through three of our subsidiaries: Cord, Rain and Family. All corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources. On September 9, 2005, we received $3,500,000 in funding from the issuance of convertible debentures to Cornell Capital Partners in a private placement. On December 28, 2005, we received an additional $1,500,000. The $5,000,000 raised has been and will continue to be partially used to supplement the operating cash needed in 2006. Approximately $1,059,000 has been used to fully repay outstanding notes, including interest, and approximately $440,000 was used to pay past due balances with various vendors. A portion of the funding has also been invested in Family, as we believe there is an excellent opportunity for growth through this subsidiary. Currently, Family has the highest margins of any of our subsidiaries with the potential of an attractive return on investment. Finally, we invested part of the funding into an asset purchase of approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of the umbilical cord blood samples from Cryobank for Oncologic and Reproductive Donors, Inc. This transaction increased Cord's revenue producing contracts by approximately 53%.

We project the combination of the capital raised through the issuance of the convertible debentures and our cash flows from operations will be sufficient to fund our operations through the middle of 2006. A critical component of our operating plan that may have a substantial impact on our continued existence is our ability to obtain capital through additional equity and/or debt financing. We do not anticipate adequate positive internal operating cash flow until such time as we can generate substantially greater revenues than we are generating at present.

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

If our cash flows from operations are significantly less than projected, then we would either need to cut back on our spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our 2005 consolidated financial statements which states that our 2005 consolidated financial statements raise substantial doubt as to our ability to continue as a going concern. Adequate financing may not be obtained by us to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Our subsidiary, Rain, has been able to fund its own operations during the three months ended March 31, 2006 through cash flows from operations due to an increase in sales. However, it is possible Rain may experience insufficient cash flows in the future due to, but not limited to, the following reasons:

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

On March 31, 2006, we held accounts receivable (net of allowance for doubtful accounts) of $244,955. Accounts receivable are generally kept current through punctual collection efforts.

Our sources of funding that are currently outstanding or available are as follows:

On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The SP Agreement and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

The SP Agreement was amended to state Cord Blood shall pay Cornell or its designees a non refundable commitment fee of $375,000 (equal to seven and one half percent (7.5%) of the $5,000,000 Purchase Price), all of which has been paid. It also states Cord Blood agrees to take any and all appropriate action necessary to increase its authorized common stock to two hundred million (200,000,000) by March 1, 2006. This action has been approved by the Company's board and must still be voted on by the Company's shareholders at its annual meeting.

The Investor Registration Rights Agreement that was entered into by Cord Blood and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures and must be filed no later than January 15, 2006. However, due to unforeseen delays, the deadline was extended to February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty (30) days after Cord Blood has increased its authorized common stock to at least two hundred million (200,000,000) shares, are as follows:

e. Such number of shares of Common Stock equal to five (5) times the total principal balance of the Convertible Debentures remaining at the time the Second Registration Statement is filed divided by the conversion price in effect at the time the Second Registration Statement is filed.

f.       7,000,000 Shares underlying the Warrant dated 9/9/05

g.       7,285,000 Shares underlying the Warrant dated 9/9/05

h.       8,285,000 Shares underlying the Warrant dated 9/9/05

If we default on any of the above agreements, we may have to curtail our business or cease operations.

BUSINESS OUTLOOK:

We are currently engaged in many new programs at various stages that we believe will have a positive impact on the future of Cord Blood. We are constantly seeking new and improved ways to produce positive financial results that are complimentary to our business. We are also focused on refining our current programs. Below is a discussion of those programs and strategies.

CORD
We believe the launch of Cord's Annual Payment option in September 2005 will positively impact Cord's ability to attract new customers. One of the greatest challenges we encounter in acquiring new customers is the objection to the initial fee of $1,695. For many new parents, the fee can be difficult given the numerous expenses that come along with a new baby. To address this, we launched a new payment alternative, which allows parents to pay $269 six months after their child is born, and an additional 17 payments of $269 annually thereafter. This new Annual Payment Option provides an opportunity for families to consider banking their child's cord blood stem cells, when they previously may not have been able to afford it. To our knowledge, no other competitor in the private cord blood banking industry currently offers such a plan. We experienced an increase in sales during the first quarter of 2006 as compared to previous quarters which we believe is due, in part, to prospect awareness of the Annual Payment Option.

Over the next twelve months, we plan to focus on improving the direct to consumer sales strategy which includes a customer focused approach to generating and closing potential clients via print and internet advertising, direct mail solicitation, email solicitation, and telemarketing. The addition of new salespeople to an experienced and successful staff will enable us to better manage our existing, potential, and new customers, while improving the overall conversion rate and cost for acquiring clients. In 2006, we plan to improve our utilization of technology to create new sales process efficiencies. We believe this will enable Cord to increase prospective customer conversion while maintaining current staffing levels.

RAIN
During the first quarter of 2006, Rain focused on the development of a new sales channel, referred to as "remnant radio", which is unsold radio inventory from radio networks that is available at a deeply discounted rate.

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

         The addition of this service benefits us in two major ways:

          o we are now able to offer a lower entry point for new clients wishing to test radio which has provided us the opportunity to pursue business that we were unable to serve in the past; and

          o we are now able to target specific cities or states which has been a common request by our prospective clients

By being able to offer our clients these new services, we have been able to increase our customer base as well as an increase in media buys from existing clients. We believe this will continue to be a trend over the next twelve months.

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

BODYCELLS
The development of BodyCells, which will facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy, is temporarily on hold. We are awaiting the completion of the laboratory by the company in which we have partnered with. The processing and preserving of the peripheral blood and adipose tissue stem cells is to be performed at the laboratory by the partner company. The completion of the laboratory has taken longer than expected.


CORD BLOOD
Finally, we continue to actively evaluate opportunities to acquire organizations within the stem cell industry that make both strategic and financial sense. Management remains committed to these efforts as a possible additional method of growth.

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

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our 2005 consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses of $1,711,479 and $1,029,942 for three months ended March 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. We may not be able to obtain adequate financing to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

We may not be able to increase our sales or effectively operate our business. To the extent we are unable to achieve sales growth; we may continue to incur losses. We may not be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on operating plans and estimates of future sales and revenues and are subject to increase as strategies are implemented. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue; our sales could be adversely affected.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

Our success largely depends on the efforts and abilities of our Executive Officers. The loss of one or all of their services could materially harm our business because of the cost and time necessary to find their successors. Such a loss would also divert management's attention away from operational issues. We do not presently maintain key-man life insurance policies. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

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

THE OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN THE HANDS OF OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND RELATED PARTIES; AS A RESULT, YOU MAY NOT BE ABLE TO EXERT MEANINGFUL INFLUENCE ON SIGNIFICANT CORPORATE DECISIONS

Our directors and executive officers beneficially own, in the aggregate, approximately 50% of our outstanding shares of common stock as of May 5, 2006. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of the company at a premium price even if beneficial to other stockholders.

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

     o our ability to attract new clients and customers at a steady rate without relying on one major customer;

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

We are unable to predict the effect, if any, that future sales of our common stock or the potential for such sales may have on the market price of our common stock. Of the 40,541,845 shares of common stock outstanding as of March 31, 2006, approximately 15,161,225 shares are, or will be, freely tradable without restriction, unless held by our affiliates. The remaining 25,380,620 of common stock, which are held by existing stockholders, including our officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

VARIOUS ANTI-TAKEOVER PROVISIONS ARE CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND OUR AMENDED AND RESTATED BYLAWS; AS A RESULT, ANY TAKEOVER OF CORD BLOOD MAY BE DELAYED OR DISCOURAGED

Our Amended and Restated Articles of Incorporation provide for a staggered Board of Directors. Mr. Schissler's term expires in 2008, Mr. Vicente's and Ms. Chrysler's terms expires in 2009, and Mr. Weir's and Mr. McGrath's term expires in 2010. Our Amended and Restated Articles of Incorporation, as amended, also provide for a substantial number of shares of common stock and "blank check" preferred stock authorized for issuance solely by action of the Board of Directors and among other things, that nominations for election to our Board of Directors, other than those made by the Board of Directors, must be made by written notification delivered to the Company not less than 20 and not more than 50 days prior to any annual or special meeting of shareholders called for the election of directors. These provisions may have the effect of delaying or discouraging any takeover of the Company by others. They may delay or limit our shareholders' ability to change the direction and management of the Company.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision of and with the participation of Cord Blood's management, including Cord Blood's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of March 31, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first quarter of 2006 without registering them under the Securities Act of 1933:

During the three months ended March 31, 2006, Cord Blood issued a total of 271,270 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $44,760.

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

NONE


ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         --------------------------------------------------   ------------------------------------------------
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

10.55               Employment Agreement with Chief Financial Officer    Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.56               Employment Agreement with Chief Financial Officer    Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.57               Employment Agreement with Chief Technology Officer   Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.58               Consulting Agreement with Former President           Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.59               Stock Option Agreement with Former President         Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.60               Asset Purchase Agreement with Cryobank for           Filed as an exhibit to Current Report on Form 8-K
                    Oncologic and Reproductive Donors                    filed on January 13, 2006

10.61               Board Compensation Plan                              Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on February 8, 2006

10.62               Web Development on Maintenance Agreement with        Filed as an exhibit to Current Report on Form 8-K
                    Gecko Media, Inc.                                    filed on May 5, 2006

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

                                        CORD BLOOD AMERICA, INC.




Date:    May 15, 2006                   By: /s/ Matthew L. Schissler
                                            ------------------------------------
                                            Matthew L. Schissler,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


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