Form 10QSB
period 2006-06-30
Cord Blood America, Inc.
filed 2006-08-16
CIK 1289496

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2006.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____ ____________ to ____________ .

                        Commission File Number: 000-50746


                            Cord Blood America, Inc.
               (Exact name of registrant as specified in charter)


               Florida                                     65-1078768
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


          9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
                    (Address of principal executive offices)

                                 (310) 432-4090
              (Registrant's Telephone Number, including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 40,541,845 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

================================================================================


                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet (unaudited) as of June 30, 2006

         Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2006 and 2005

         Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2006 and 2005

         Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005

         Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2006


                                     ASSETS
Current assets:
     Cash                                                          $    188,257
     Accounts receivable, net of allowance for
         doubtful accounts of $20,672                                   427,934
                                                                   ------------
             Total current assets                                       616,191

Property and equipment, net of accumulated depreciation and
    amortization of $16,963                                              27,692
Deposits                                                                 21,756
Prepaid expenses                                                         84,453
Goodwill                                                                 12,077
Customer contracts and relationships, net of amortization
    of $6,684                                                           247,302
Domain name, net of amortization of $11                                     389
Other assets                                                                670
                                                                   ------------
             Total assets                                          $  1,010,531
                                                                   ============

                         LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accounts payable                                              $    534,233
     Accrued expenses                                                   435,934
     Deferred revenue                                                   495,624
     Due to stockholders                                                 51,012
     Capital lease obligations, current portion                           4,565
     Promissory notes payable, net of unamortized discount
         of $293,200                                                  4,706,800
                                                                   ------------
             Total current liabilities                                6,228,169

Capital lease obligations, net of current portion                         3,706
                                                                   ------------
             Total liabilities                                        6,231,875

Capital deficit:
     Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized 74,541,845 shares issued and outstanding              7,454
     Additional paid-in capital                                      20,596,946
     Deferred Consideration                                          (3,152,156)
     Common stock held in treasury stock, 34,000,000 shares         (11,560,000)
     Accumulated deficit                                            (11,113,588)
                                                                   ------------
             Total capital deficit                                   (5,221,344)
                                                                   ------------
             Total liabilities and capital deficit                 $  1,010,531
                                                                   ============

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                            SIX-MONTH PERIOD    SIX-MONTH PERIOD
                                                 ENDED                ENDED
                                                JUNE 30,             JUNE 30,
                                                 2006                 2005
                                             ------------         ------------
Revenue                                      $  1,723,489         $  1,485,396

Cost of services                               (1,295,738)          (1,086,594)
                                             ------------         ------------

              Gross profit                        427,751              398,802

Administrative and selling expenses            (2,426,991)          (2,521,426)
                                             ------------         ------------

             Loss from Operations              (1,999,239)          (2,122,624)
                                             ------------         ------------

Interest expense                                 (982,455)            (140,709)
                                             ------------         ------------

         Net loss before income taxes          (2,981,694)          (2,263,333)

Income taxes                                           --                   --
                                             ------------         ------------

         Net loss                            $ (2,981,694)        $ (2,263,333)
                                             ============         ============

Basic and diluted loss per share             $      (0.07)        $      (0.07)
                                             ============         ============

Weighted average common shares outstanding     40,366,699           30,246,827
                                             ============         ============

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR
                  THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005




                                             THREE-MONTH            THREE-MONTH
                                             PERIOD ENDED           PERIOD ENDED
                                               JUNE 30,               JUNE 30,
                                                 2006                  2005
                                             ------------          ------------
Revenue                                      $  1,067,111          $    665,582

Cost of services                                 (768,540)             (480,729)
                                             ------------          ------------

              Gross profit                        298,572               184,853

Administrative and selling expenses            (1,076,935)           (1,324,140)
                                             ------------          ------------

             Loss from Operations                (778,363)           (1,139,287)
                                             ------------          ------------

Interest expense                                 (489,208)              (94,103)
                                             ------------          ------------

         Net loss before income taxes          (1,267,571)           (1,233,390)

Income taxes                                           --                    --
                                             ------------          ------------

         Net loss                            $ (1,267,571)         $ (1,233,390)
                                             ============          ============

Basic and diluted loss per share             $      (0.03)         $      (0.04)
                                             ============          ============

Weighted average common shares outstanding     40,541,845            34,124,663
                                             ============          ============

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
                   THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                               SIX-MONTH            SIX-MONTH
                                                              PERIOD ENDED         PERIOD ENDED
                                                              -----------          -----------
                                                                JUNE 30,             JUNE 30,
                                                                  2006                 2005
                                                              -----------          -----------
Cash flows from operating activities:
    Net loss                                                  $(2,981,694)          (2,263,333)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Issuance of stock for services                                --            1,099,868
         Loan Costs Paid in Cash                                       --                   --
         Shares issued as compensation                             44,759                   --
         Amortization of Deferred Consideration                   630,431                   --
         Provision for uncollectible accounts                      14,734                6,437
         Depreciation                                               7,093                4,807
         Amortization of discount on warrants                      97,735               69,221
         Fixed Asset write off                                      4,539                   --
         Share based compensation                                 181,231                   --
         Customer Contracts and Relationships                       6,694                   --
         Changes in operating assets and liabilities:
         Accounts receivable                                     (288,294)             (10,308)
         Deposits                                                    (362)              (1,392)
         Other assets                                                  --                   --
         Prepaid Expenses                                         (75,526)             (24,799)
         Accounts payable                                         220,930              345,930
         Accrued expenses                                         212,776              (38,256)
         Deferred revenue                                         261,782               25,285
         Due to Related Party                                          --                   --
                                                              -----------          -----------

         Net cash used in operating activities                 (1,663,172)            (786,540)

Cash flows from investing activities:
    Purchase of property and equipment                            (13,515)              (4,483)
    Redemption (Purchase) of certificates of deposit                   --               75,000
    Purchase of Cryobank                                         (120,000)                  --

         Net cash provided by investing activities               (133,515)              70,517

Cash flows from financing activities:
    Proceeds from the issuance of loans payable                        --              545,000
    Payments on loans payable                                          --              (31,362)
    Proceeds from the issuance of notes payable                        --                   --
    Payments on notes payable                                          --                   --
    Payments on capital lease obligations                          (2,109)              (1,317)
    Net repayments on line of credit                                   --               (6,484)
    Proceeds from advance from officer                                 --               50,791
    Payments on advance from officer                              (28,134)                  --
    Proceeds from issuance of common stock                             --               73,085
                                                              -----------          -----------

         Net cash provided by financing activities                (30,243)             629,713
                                                              -----------          -----------
         Net increase (decrease) in cash                       (1,826,930)             (86,310)
Cash and cash equivalents, at beginning of period               2,015,187              120,216
                                                              -----------          -----------
Cash and cash equivalents, at end of period                       188,257               33,906
                                                              ===========          ===========

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
                   THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                               SIX-MONTH            SIX-MONTH
                                                              PERIOD ENDED         PERIOD ENDED
                                                              -----------          -----------
                                                                JUNE 30,             JUNE 30,
                                                                  2006                 2005
                                                              -----------          -----------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                    $     1,348               52,005
                                                              ===========          ===========

Supplemental disclosures of non-cash investing and
    financing activities:
      Discount on issuance of debt with detachable warrants        97,735              123,147
                                                              ===========          ===========

      Issuance of shares for the acquisition of Family
          Marketing, Inc.                                              --               16,184
                                                              ===========          ===========

      Acquisition of computer equipment under capital
         lease obligations                                    $     2,567                2,058
                                                              ===========          ===========

      Debt repaid through issuance of common stock            $        --                   --
                                                              ===========          ===========

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

Properties was formed to hold the corporate trademarks and any other intellectual property of Cord Blood.

Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

Family specializes in delivering leads through internet based lead generation to corporate customers in the business of family based products and services.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event Cord Blood cannot continue as a going concern. See Note 2 to the financial statements for a discussion of management's plans and intentions.

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

(f) ACCOUNTING FOR STOCK COMPENSATION PLAN

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there will be an increase in compensation expense. The increase has had a material impact on our results of operations but not on our cash flows. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

                                                                                      Six months        Six months
                                                                                        ended             ended
                                                                                       June 30,          June 30,
                                                                                         2006              2005
                                                                                      -----------     -----------
Net loss, as reported                                                                 $(2,981,694)     (2,263,333)
Add: stock-based compensation expense included in reported net loss net of related
  tax effects                                                                             181,231           3,053
                                                                                      -----------     -----------
Deduct: total stock-based compensation expense determined under the fair value
  method for all awards, net of related tax effects                                      (181,231)        (49,289)
                                                                                      -----------     -----------
  Pro forma net loss                                                                  $(2,981,694)     (2,309,569)
                                                                                      ===========     ===========
Basic and diluted loss per common share, as reported                                  $     (0.07)          (0.08)
                                                                                      ===========     ===========
Basic and diluted loss per common share, pro forma                                    $     (0.07)          (0.08)
                                                                                      ===========     ===========

(g) NET LOSS PER SHARE

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 40,366,699 and 30,246,827 for the six-months ended June 30, 2006 and 2005, respectively. Cord Blood had 3,047,420 and 2,778,168 outstanding options to acquire common stock at June 30, 2006 and 2005, respectively, and warrants to purchase 23,570,000 and 2,000,000 shares at June 30, 2006 and 2005, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

(2) MANAGEMENT'S PLANS AND INTENTIONS

Cord Blood's consolidated financial statements have been prepared assuming it will continue as a going concern. Cord Blood has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $11,113,588 as of June 30, 2006. In addition, Cord Blood has consumed cash in its operating activities of approximately $1,663,172 for the six months ending June 30, 2006 and has a working capital deficit of approximately $5,611,978 as of June 30, 2006. These factors, among others, raise substantial doubt about Cord Blood's ability to continue as a going concern.

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

(3) ACCRUED EXPENSES

The components of accrued expenses at June 30, 2006 are summarized as follows:

                                                                     June 30,
                                                                       2006
              Accrued salaries and benefits                         $ 120,870
              Accrued interest                                        259,722
              Deferred Rent                                            11,903
              Other                                                    43,439
                                                                    ---------
                                                                    $ 435,934
                                                                    =========
(4) NOTES AND LOANS PAYABLE

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

On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

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

The Investor Registration Rights Agreement that was entered into by Cord Blood and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures. The initial registration statement was filed on February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty
(30) days after Cord Blood has increased its authorized common stock to at least two hundred million (200,000,000) shares, are as follows:

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

          b.   7,000,000 Shares underlying the Warrant dated 9/9/05

          c.   7,285,000 Shares underlying the Warrant dated 9/9/05

          d.   8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, Cord Blood entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes have been agreed to by both parties. First, the time for Cord Blood to increase its authorized common stock to 200,000 million has been increased to August 18, 2006. Second, the deadline for Cord Blood to have the second Registration Statement declared effective by the SEC has been increased to September 30, 2006. Third, Cord Blood will waive the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that Cord Blood does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, Cord Blood is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement have been reduced to 55,840,448.

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

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended June 30, 2006 and 2005, Cord incurred approximately $65,561 and $43,900 respectively, in royalties to the Patent License Agreement. During the six months ended June 30, 2006 and 2005, Cord incurred approximately $119,613.15 and $95,500 respectively, in royalties to the Patent License Agreement. At June 30, 2006, approximately $56,600 is included in accounts payable relating to these fees.

OPERATING LEASE

In 2005 and 2004, Cord Blood entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of June 30, 2006, are as follows:

                            2007                        $95,836
                            2008                        102,479
                            2009                        106.178
                            2010                         94,822
                            2011                         47,410
                                                       --------
                                                       $446,726
                                                       ========

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $11,903, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $33,490 and $45,510 for the six months ended June 30, 2006 and 2005, respectively.

EMPLOYMENT AGREEMENTS

On January 1, 2006, Cord Blood entered into one-year employment agreements with three executive officers, Matthew L. Schissler, Sandra D. Anderson and Noah J. Anderson (the "executive Agreements"). Pursuant to the Executive Agreements with Matthew L. Schissler, Mr. Schissler serves as Chairman and Chief Executive Officer of Cord Blood at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. Cord Blood may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), Cord Blood shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.

Pursuant to the Executive Agreement with Sandra Anderson, Ms. Anderson will serve as Chief Financial Officer of Cord Blood at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Ms. Anderson to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits. Ms. Anderson is subject to non-competition and confidentiality requirements. Cord Blood may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement, Cord Blood shall pay to Ms. Anderson an amount in cash equal to the sum of her Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement).

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

COMPENSATION OF DIRECTORS

On January 26, 2006, Cord Blood's board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2006 are based on $10,000 divided by the closing stock price on January 25, 2006. Shares issued as compensation for one year of service in 2007 and 2008 will be based on $10,000 divided by the closing stock price of the last business day of 2006 and 2007, respectively.

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

On January 24, 2006, Cord, a Florida corporation and wholly-owned subsidiary of Cord Blood, a Florida corporation, completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation ("Cryobank"), for the purchase price of $120,000 in cash and $140,000, or 703,518, unregistered shares of Cord Blood's common stock (the "Acquisition"). The Acquisition related to our collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples. $253,986 of the purchase price was allocated to customer contracts and relationships, which will be amortized over 18 years. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock Cryobank received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2006.

(6) RELATED PARTY TRANSACTIONS AND COMMITMENTS

In prior years, the Company received non-interest bearing advances from officers of Cord Blood. In November 2005, $15,000 of this advance was repaid and the balance remaining amounted to $45,541 at June 30, 2006.

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

During the six months ended June 30, 2006 and 2005, Cord incurred approximately $60,000 in each period, relating to the web development agreements. At June 30, 2006, Cord did not owe any money relating to these web development agreements.

In April 2005, Family entered into an exchange agreement with Family Marketing, LLC where Family must pay quarterly royalty fees to Family Marketing, LLC. The president of Family Marketing, LLC is a member of the board of directors of Cord Blood. Royalty fees are calculated as 2% of gross profit. During the six months ended June 30, 2006, Family incurred approximately $6,700 in royalty fees.

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

(7) SHARE BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there will be an increase in compensation expense. The increase has had a material impact on our results of operations but not on or our cash flows.

Our net income for the six months ended June 30, 2006 includes $146,644 of compensation costs related to our stock-based compensation arrangements with employees. Our net income for the six months ended June 30, 2005 does not include any compensation costs related to our stock-based compensation arrangements with employees.

STOCK OPTION PLAN. The Company's Share Option Plan permits the grant of share options to its employees, directors, consultants and independent contractors for up to 8 millions shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

During 2004 and 2005, the Company estimated the fair value of each stock option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

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

The following activity has occurred under our existing plan:

                                                              WEIGHTED AVERAGE
                                             SHARES        GRANT-DATE FAIR VALUE
STOCK OPTION AWARDS:
Nonvested Balance at January 1, 2006        3,176,400             $0.24
Granted                                            --                --
Vested                                      (390,500)             $0.25
Forfeited                                   (128,000)             $0.25

Nonvested balance at June 30, 2006          2,657,900             $0.24



As of June 30, 2006, there was $394,484 of total unrecognized compensation costs related to employee stock options awards. These costs are expected to be recognized over a weighted average period of 1.60 years.

A summary of option activity under the employee stock option plan as of January 1, 2006, and changes during the six months ended June 30, 2006 is as follows:

                                                                             WEIGHTED AVERAGE
                                                                                 REMAINING
                                                          WEIGHTED AVERAGE   CONTRACTUAL TERM       AGGREGATE
                                              SHARES       EXERCISE PRICE         (YEARS)        INTRINSIC VALUE
OUTSTANDING: JANUARY 1, 2006               3,550,400                  $0.24               9.07           $113,153
Granted                                           --                     --                 --                 --
Exercised                                         --                     --                 --                 --
Canceled                                   (375,000)                  $0.25                 --                 --
Forfeited                                  (128,000)                  $0.25                 --                 --

OUTSTANDING: JUNE 30, 2006                3,047,400                   $0.24               8.80           $113,153
EXERCISABLE:  JUNE 30, 2006                 390,500                   $0.25               8.10           $      0


We did not receive any cash from stock option exercises for the six months ended June 30, 2006 as no options have been exercised to date.

(8) STOCK OPTION AND WARRANT AGREEMENTS

Cord Blood did not issued any options during the six months ending June 30, 2006.

Cord Blood issued warrants to purchase shares of the company, in relation to its issuance of convertible debentures in 2005. The value of these warrants was $4,175,809, which was recorded as deferred consideration, presented against additional paid in capital, and amortized over the term of the convertible debentures.

The following table summarizes the warrants outstanding and exercisable at June 30, 2006:

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

Cord Blood has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the six months ended June 30, 2006:

                                         Adipose/          Radio/
                        Umbilical       Peripheral       Television        Internet        Segments       Consolidated
                       Cord Blood          Blood         Advertising     Advertising        Total            Total
                       -----------      -----------      -----------     -----------     -----------      -----------
Revenue from           $   624,789      $         0      $   813,928     $   284,772     $ 1,723,489      $ 1,723,489
External Customers
Interest Expense           976,125                0              819               0         976,944          976,944
Depreciation and
Amortization                13,766                0               22               0          13,788           13,788
Segment Income
(Loss)                  (3,062,767)         (63,056)          35,768         109,321      (2,981,694)      (2,981,694)
Segment Assets         $   760,884      $     2,983      $   240,723     $     5,941     $ 1,010,531      $ 1,010,531
                       ===========      ===========      ===========     ===========     ===========      ===========


The table below presents certain financial information by business segment for the six months ended June 30, 2005:

                                          Radio/
                       Umbilical        Television       Internet         Segments       Consolidated
                        Cord Blood      Advertising     Advertising        Total            Total
                       -----------      -----------     -----------     -----------      -----------
Revenue from           $   585,832      $   888,865     $    10,699     $ 1,485,396      $ 1,485,396
External Customers
Interest Expense           134,352            6,357               0         140,709          140,709
Depreciation and
Amortization                 4,666              141               0           4,807            4,807
Segment Income
(Loss)                  (2,379,725)         110,506           5,886      (2,263,333)      (2,263,333)
Segment Assets         $   173,895      $    24,179     $    22,670     $   220,744      $   220,744
                       ===========      ===========     ===========     ===========      ===========

The table below presents certain financial information by business segment for the three months ended June 30, 2006:

                                        Adipose/
                       Umbilical       Peripheral        Television        Internet         Segments      Consolidated
                        Cord Blood        Blood          Advertising     Advertising         Total           Total
                       -----------      -----------      ------------    -----------      -----------     -----------
Revenue from           $   364,646      $         0      $   523,261     $   179,204     $ 1,067,111      $ 1,067,111
External Customers
Interest Expense           489,208                0                0               0         489,208          489,208
Depreciation and
Amortization                11,410                0               11               0          13,788           13,788
Segment Income
(Loss)                  (1,177,819)         (33,554)          65,706          57,600      (1,267,571)      (1,267,571)
Segment Assets         $   760,884      $     2,983      $   240,723     $     5,941     $ 1,010,531      $ 1,010,531
                       ===========      ===========      ===========     ===========     ===========      ===========



The table below presents certain financial information by business segment for the three months ended June 30, 2005:

                                          Radio/
                        Umbilical       Television        Internet        Segments       Consolidated
                        Cord Blood      Advertising     Advertising        Total            Total
                       -----------      -----------     -----------     -----------      -----------
Revenue from           $   251,164      $   403,719     $    10,699     $   665,582      $   665,582
External Customers
Interest Expense            90,818            3,285               0          94,103           94,103
Depreciation and
Amortization                 3,171                0               0           3,171            3,171
Segment Income
(Loss)                  (1,319,492)          80,216           5,886      (1,233,390)      (1,233,390)
Segment Assets         $   173,895      $    24,179     $    22,670     $   220,744      $   220,744
                       ===========      ===========     ===========     ===========      ===========


(12) SUBSEQUENT EVENTS

NOTES AND LOANS PAYABLE

On August 2, 2006, Cord Blood entered into a Subscription Agreement with Strategic Working Capital Fund, L.P. ("Subscriber"). Pursuant to the Subscription Agreement, Cord Blood (i) issued to Subscriber a Promissory Note bearing interest at the rate of 8% with an aggregate principal amount of $285,000 and (ii) delivered 500,000 unregistered shares of its Common Stock (the "Shares") to Subscriber. The Promissory Note is due one year from the date of issuance, unless redeemed prior thereto by Subscriber no earlier than the third month following issuance of the note. The Promissory Note also is subject to acceleration upon an event of default, as defined in the note. Pursuant to the Subscription Agreement, Subscriber was granted registration rights for the Shares in the event that Cord Blood proposes to register any other shares of its common stock.

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

The following information should be read in conjunction with our June 30, 2006 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31, 2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in this report and in our annual Report on Form 10-KSB for the year ended December 31, 2005.

INTRODUCTION:

This management's discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Cord Blood America's ("CBA's") past performance, financial condition and prospects. The following will be discussed and analyzed:

         o        Overview
         o        Financial Highlights for Second Quarter of 2006
         o        Financial Condition and Results of Operations
         o        Critical Accounting Policies and Use of Estimates
         o        Liquidity and Capital Resources
         o        Business Outlook
         o        Risk Factors Related to Our Business
         o        Off-Balance Sheet Arrangements

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

The television and radio advertising operations provide advertising and direct marketing customers a range of services including:

         o        the placement of advertising in television and radio outlets

         o the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies

         o advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy

A majority of Rain's revenues are realized via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with whom we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California. Rain's operations are located in Carlsbad, CA. However, a number of Rain's clients and vendors are located in the greater Los Angeles, CA area. Thus, on September 1, 2006, Rain will relocate its' operations to our corporate office in West Hollywood, CA.

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

FINANCIAL HIGHLIGHTS FOR SECOND QUARTER OF 2006:

         o Consolidated revenues increased 60% to $1,067,111 for the three months ended June 30, 2006 compared to $665,582 for the three months ended June 30, 2005.
         o Consolidated Gross Profit increased 62% to $298,572 for the three months ended June 30, 2006 compared to $184,853 for the three months ended June 30, 2005.
         o Consolidated Loss from Operations decreased 32% to ($778,363) for the three months ended June 30, 2006 compared to ($1,139,287) for the three months ended June 30, 2005.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

As of June 30, 2006, total assets increased 358% to approximately $1,011,000 million compared to approximately $220,700 as of June 30, 2005. Items of significant increase include a 455% increase in cash and cash equivalents, a 299% increase in accounts receivable and the addition of approximately $247,691 in intangibles. The increase in cash was due to the receipt of funding from the Securities Purchase Agreement with Cornell Capital Partners which was received in September 2005.

As of June 30, 2006, total liabilities increased 125% to approximately $6.2 million as compared to approximately $2.8 million as of June, 2005. Items of significant increase include a 247% increase in notes payable due to the addition of the convertible debentures in September 2005.

At June 30, 2006, we had a working capital deficit of $5,611,978. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable and deferred revenue. While reducing the working capital deficit is our long-term goal we do not foresee this occurring in the near future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2006, revenue increased 16% to approximately $1,723,000 compared to approximately $1,485,000 for the six months ending June 30, 2005. Cord, Rain and Family all experienced increases in revenue. We believe Cord experienced this increase due to:

         o An increase in the number of customers having births, which allows us to recognize enrollment revenue, during the first six months of 2006 compared to the first six months of 2005
         o An increase in the number of payments made by customers choosing Annual Payment Option program

Before the implementation of the Annual Payment Option program, all revenue for Cord was recognized upon the birth of our customer's child. This is the point at which the sample is tested, processed and stored and therefore, our services are fully delivered. Revenue in relation to the Annual Payment Option must be recognized as we collect for the annual payment of $269. The payment plan allows for our customers to defer their first payment until six months after their child's date of birth. As the program matures, and we are able to process a growing number of annual payment invoices, we will be able to recognize an increasing amount of revenue.

We believe Rain experienced this increase due to:

         o        An increase in the number of new customers
         o The continued development of new mediums such as remnant radio and satellite radio
         o For the six months ended June 30, 2006, cost of services increased 19% to approximately $1,295,738 as compared to approximately $1,086,594 for the six months ending June 30, 2005. The percentage of costs to revenue was nearly identical for both periods therefore, the increase in cost of services was due to the overall increase in sales.

For the six months ended June 30, 2006, gross profit increased 7% to approximately $427,800 as compared to approximately $398,800 for the six months ending June 30, 2006. Gross profit percent was nearly identical for both periods therefore, the increase in gross profit was due to the overall increase in sales.

For the six months ended June 30, 2006, administrative and selling expenses decreased 4% to approximately $2,433,000 as compared to approximately $2,521,000 for the six months ending June 30, 2005. Administrative and selling expenses decreased as a result of several factors. First, we experienced an increase in director stock expense of approximately $61,300 due to the issuance of 271,270 shares during the first quarter of 2006 to our board of directors as well as the expense related to options previously issued. We increased advertising expense by approximately $185,700 in the first six months of 2006 as compared to the first six months of 2005 by increasing the number of promotional materials we mailed to prospects as well as increasing print, internet and radio advertising during that time. There was an increase in independent contractor expense of $81,500 due to a consulting agreement entered into with Cord's former President as well as increased commissions to Cord's independent sales representatives. Our insurance expense increased by approximately $19,400 during the six months ending June 30, 2005. This was due to increased coverage upon the acquisition of Family and the addition of BodyCells to our policies. Travel expense increased approximately $10,000. We experienced a decrease of $274,648 in account charges and past due fees. There was a decrease in web hosting and design expense of approximately $4,800 due to a reduction in web hosting fees. Finally, there was also a decrease of approximately $167,300 in investor relations, filings, listings and stock transfer and issuance expenses.

For the six months ended June 30, 2006, interest expense increased approximately 598% to approximately $982,455 compared to approximately $140,709 for the six months ended June 30, 2006. The increase was in relation to the interest on a convertible debenture agreement.

For the six months ended June 30, 2006 and 2005, we experienced a loss of approximately $2,982,000 and $2,263,000, respectively. The biggest impact on the increase in Net Loss is due to the increase in interest expense on a convertible debenture agreement.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

For the three months ended June 30, 2006, revenue increased 60% to approximately $1,067,000 compared to approximately $665,600 for the three months ending June 30, 2005. Cord, Rain and Family all experienced increases in revenue. We believe Cord experienced this increase due to:

         o An increase in the number of customers having births, which allows us to recognize enrollment revenue, during the second quarter of 2006 compared to the second quarter of 2005
         o An increase in the number of payments made by customers choosing Annual Payment Option program

Before the implementation of the Annual Payment Option program, all revenue for Cord was recognized upon the birth of our customer's child. This is the point at which the sample is tested, processed and stored and therefore, our services are fully delivered. Revenue in relation to the Annual Payment Option must be recognized as we collect for the annual payment of $269. The payment plan allows for our customers to defer their first payment until six months after their child's date of birth. As the program matures, and we are able to process a growing number of annual payment invoices, we will be able to recognize an increasing amount of revenue.

We believe Rain experienced this increase due to:

         o        An increase in the number of new customers
         o The continued development of new mediums such as remnant radio and satellite radio

For the three months ended June 30, 2006, cost of services increased 60% to approximately $768,500 as compared to approximately $480,700 for the three months ending June 30, 2005. The percentage of costs to revenue was nearly identical for both periods therefore, the increase in cost of services was due to the overall increase in sales.

For the three months ended June 30, 2006, gross profit increased 7% to approximately $298,600 as compared to approximately $184,900 for the three months ending June 30, 2006. Gross profit percent was nearly identical for both periods therefore, the increase in gross profit was due to the overall increase in sales.

For the three months ended June 30, 2006, administrative and selling expenses decreased 19% to approximately $1,077,000 as compared to approximately $1,324,000 for the three months ending June 30, 2005. Administrative and selling expenses decreased as a result of several factors. First, we experienced an increase in director stock expense of approximately $8,300 due to the issuance of 271,270 shares during the first quarter of 2006 to our board of directors as well as the expense related to options previously issued. We increased advertising expense by approximately $163,000 in the second quarter of 2006 as compared to the second quarter of 2005 by increasing the number of promotional materials we mailed to prospects as well as increasing print, internet and radio advertising during that time. There was an increase in independent contractor expense of $43,900 due to a consulting agreement entered into with Cord's former President as well as increased commissions to Cord's independent sales representatives. Our insurance expense increased by approximately $12,800 during the six months ending June 30, 2005. This was due to increased coverage upon the acquisition of Family and the addition of BodyCells to our policies. Travel expense increased approximately $15,700. There was a decrease of approximately $51,700 in professional fees due to a reduction in accounting and business process consulting fees. There was a decrease in web hosting and design expense of approximately $12,500 due to a reduction in web hosting fees. We experienced a decrease of $194,200 in account charges and past due fees. There was also a decrease of approximately $27,600 in fees associated with raising capital. Finally, there was also a decrease of approximately $204,711 in investor relations, filings, listings and stock transfer and issuance expenses.

For the three months ended June 30, 2006, interest expense increased approximately 420% to approximately $499,200 compared to approximately $94,100 for the three months ended June 30, 2006. The increase was in relation to the interest on a convertible debenture agreement.

For the three months ended June 30, 2006 and 2005, we experienced a loss of approximately $1,267,600 and $1,233,400, respectively. The biggest impact on the increase in Net Loss is due to the increase in interest expense on a convertible debenture agreement.

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

LIQUIDITY AND CAPITAL RESOURCES:

We have experienced net losses from operations of $778,400 and $1,139,300 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, we had $188,300 in cash and cash equivalents. We currently collect cash receipts from operations through three of our subsidiaries: Cord, Rain and Family. All corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources. On September 9, 2005, we received $3,500,000 in funding from the issuance of convertible debentures to Cornell Capital Partners in a private placement. On December 28, 2005, we received an additional $1,500,000. The $5,000,000 raised has been partially used to supplement the operating cash needed in 2006. Approximately $1,059,000 was used to fully repay outstanding notes, including interest, and approximately $440,000 was used to pay past due balances with various vendors. A portion of the funding has also been invested in Family, as we believe there is an excellent opportunity for growth through this subsidiary. Currently, Family has the highest margins of any of our subsidiaries with the potential of an attractive return on investment. Finally, we invested part of the funding into an asset purchase of approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of the umbilical cord blood samples from Cryobank for Oncologic and Reproductive Donors, Inc. This transaction increased Cord's revenue producing contracts by approximately 53%.

We will need to obtain additional capital in order to continue operations of Cord at the current level. A critical component of our operating plan that may have a substantial impact on our continued existence is our ability to obtain capital through additional equity and/or debt financing. We do not anticipate adequate positive internal operating cash flow until such time as we can generate substantially greater revenues than we are generating at present.

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

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our 2005 consolidated financial statements raise substantial doubt as to our ability to continue as a going concern. Adequate financing may not be obtained by us to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Our subsidiary, Rain, has been able to fund its own operations during the six months ended June 30, 2006 through cash flows from operations due to an increase in sales. However, it is possible Rain may experience insufficient cash flows in the future due to, but not limited to, the following reasons:

         o        a loss of current customers to competitors;
         o the inability to add new customers to our current customer base;
         o increased pricing that leaves companies with smaller advertising budgets unable to continue to use our services;
         o changes in company strategies that produce unforeseen adverse results;
         o seasonal factors within the television and radio advertising industry; and
         o poor economic factors leaving companies with smaller advertising budgets unable to continue to use our services.

The cash flows from operations of our third subsidiary, Family, are currently sufficient to cover its cash flow needs. We believe this will continue to be the case for the next twelve months.

On June 30, 2006, we held accounts receivable (net of allowance for doubtful accounts) of $427,934. Accounts receivable are generally kept current through punctual collection efforts.

Our sources of funding that are currently outstanding or available are as follows:

On December 26, 2005, Cord Blood and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement states that Cord Blood shall issue and sell to Cornell, and Cornell shall purchase Five Million Dollars ($5,000,000) of secured convertible debentures, which shall be convertible into shares of Cord Blood's common stock, par value $0.0001, of which Three Million Five Hundred Thousand Dollars ($3,500,000) has been funded as of September 9, 2005 and One Million Five Hundred Thousand Dollars ($1,500,000) was funded on December 28, 2005 for a total purchase price of Five Million Dollars ($5,000,000). The interest rate has been amended to 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

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

The Investor Registration Rights Agreement that was entered into by Cord Blood and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures. The initial registration statement was filed on February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty
(30) days after Cord Blood has increased its authorized common stock to at least two hundred million (200,000,000) shares, are as follows:

         a. Such number of shares of Common Stock equal to five (5) times the total principal balance of the Convertible Debentures remaining at the time the Second Registration Statement is filed divided by the conversion price in effect at the time the Second Registration Statement is filed.

         b. 7,000,000 Shares underlying the Warrant dated 9/9/05 c. 7,285,000 Shares underlying the Warrant dated 9/9/05 d. 8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, Cord Blood entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes have been agreed to by both parties. First, the time for Cord Blood to increase its authorized common stock to 200,000 million has been increased to August 18, 2006. Second, the deadline for Cord Blood to have the second Registration Statement declared effective by the SEC has been increased to September 30, 2006. Third, Cord Blood will waive the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that Cord Blood does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, Cord Blood is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement have been reduced to 55,840,448.

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

RAIN
During the first six months of 2006, Rain focused on the development of a new sales channel, referred to as "remnant radio", which is unsold radio inventory from radio networks that is available at a deeply discounted rate.

In the past, this unsold inventory was available to us on nationally syndicated radio shows. This new channel involves unsold inventory at the local radio station level. We have developed relationships with the top three firms in this space and now offer discounted unsold radio inventory to our clients on a local level. The ability to purchase this local remnant radio inventory is made possible in large part due to the utilization of the internet as a supply chain management tool, allowing local radio station managers to sell their unsold inventory at the last minute.

         The development of this service benefits us in two major ways:

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

BODYCELLS
The development of BodyCells, which will facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy, is temporarily on hold. We are looking for an alternative lab to partner with due to extreme delays in lab construction of our current partner.

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

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our 2005 consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses of $2,981,694 and $2,263,333 for six months ended June 30, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. We may not be able to obtain adequate financing to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

WE ARE DEPENDENT UPON EXTERNAL FINANCING TO FUND OUR ONGOING OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN

To date, we have been dependent upon external financing to fund our operations. Our financing needs have been and are expected to continue to be provided, in large part, by funding from third parties. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand or continue our business. Any additional financing may involve dilution to our shareholders, which could result in a decrease in the price of our shares.

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

Our directors and executive officers beneficially own, in the aggregate, approximately 42% of our outstanding shares of common stock as of June 30, 2006. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of the company at a premium price even if beneficial to other stockholders.

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

We are unable to predict the effect, if any, that future sales of our common stock or the potential for such sales may have on the market price of our common stock. Of the 40,541,845 shares of common stock outstanding as of June 30, 2006, approximately 21,496,775 shares are, or will be, freely tradable without restriction, unless held by our affiliates. The remaining 19,045,070 of common stock, which are held by existing stockholders, including our officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was carried out under the supervision of and with the participation of Cord Blood's management, including Cord Blood's Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of June 30, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first six months of 2006 without registering them under the Securities Act of 1933:

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

NONE


ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         ------------                                         ----------

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

10.55               Employment Agreement with Chief Financial Officer    Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.56               Employment Agreement with Chief Financial Officer    Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006

10.57               Employment Agreement with Chief Technology Officer   Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on January 6, 2006


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         ------------                                         ----------
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

10.61               Board Compensation Plan                              Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on February 8, 2006

10.62               Web Development on Maintenance Agreement with        Filed as an exhibit to Current Report on Form 8-K
                    Gecko Media, Inc.                                    filed on May 5, 2006

10.63               Investment Banking Agreement with Kings Pointe       Filed as an exhibit to Current Report on Form 8-K
                    Capital, Inc.                                        filed on June 1, 2006

10.64               Investment Banking Agreement with FAE Holdings,      Filed as an exhibit to Current Report on Form 8-K
                    Inc.                                                 filed on June 1, 2006

10.65               Investment Banking Agreement with First SB           Filed as an exhibit to Current Report on Form 8-K
                    Partners, Inc.                                       filed on June 1, 2006

10.66               Agreement with Cornell Capital Partners, LP          Filed as an exhibit to Current Report on Form 8-K
                                                                         filed on June 29, 2006

10.67               Subscription Agreement with Strategic Working        Filed as an exhibit to Current Report on Form 8-K
                    Capital Fund, L.P.                                   filed on August 2, 2006

10.68               Promissory Note for the Benefit of Strategic         Filed as an exhibit to Current Report on Form 8-K
                    Working Capital Fund, L.P.                           filed on August 2, 2006

10.69               Funds Escrow Agreement with Strategic Working        Filed as an exhibit to Current Report on Form 8-K
                    Capital Fund, L.P.                                   filed on August 2, 2006

31.0                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Executive Officer, Matthew L. Schissler, pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002

31.1                Certification of Cord Blood America, Inc.            Provided herewith
                    Principal Financial Officer, Sandra D. Anderson,
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002

32.0                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Executive Officer, Matthew L. Schissler, pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002

32.1                Certification of Cord Blood America, Inc. Chief      Provided herewith
                    Financial Officer, Sandra D. Anderson, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORD BLOOD AMERICA, INC.




Date:    August 16, 2006               By: /s/Matthew L. Schissler
                                           Matthew L. Schissler,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/Sandra D. Anderson
                                           Sandra D. Anderson,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)