Form 10QSB
period 2006-09-30
Cord Blood America, Inc.
filed 2006-11-15
CIK 1289496

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

------------------

FORM 10-QSB

------------------

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities and Exchange

     Act of 1934 for the quarterly period ended September 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2006: 41,091,845 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

==============================================================================

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2006

ASSETS
Current assets:
Cash	$95,948
Accounts receivable, net of allowance for doubtful accounts of $20,672	329,882
Total current assets	425,830
Property and equipment, net of accumulated depreciation and amortization of $21,689	22,966
Deposits	22,197
Prepaid expenses	659
Customer contracts and relationships, net of amortization of $13,368	240,618
Domain name, net of amortization of $21	379
Other assets	670
Total assets	$713,318
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$784,928
Accrued expenses	467,709
Deferred revenue	368,129
Due to stockholders	49,512
Capital lease obligations, current portion	4,565
Promissory notes payable, net of unamortized discount of $299,295	5,091,727
Total current liabilities	6,766,571
Capital lease obligations, net of current portion	2,854
Total liabilities	6,769,424
Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized (as of August 31, 2006), 75,091,845 shares issued and outstanding	8,004
Additional paid-in capital	20,729,191
Deferred Consideration	(2,836,940)
Common stock held in treasury stock, 34,000,000 shares	(11,560,000)
Accumulated deficit	(12,396,361)
Total capital deficit	(6,056,106)
Total liabilities and capital deficit	$713,318

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Revenue	$2,582,432	$1,873,262
Cost of services	(2,055,362)	(1,423,859)
Gross profit	527,070	449,403
Administrative and selling expenses	(3,219,204)	(4,001,295)
Loss from Operations	(2,692,134)	(3,551,892)
Interest expense	(1,536,539)	(453,591)
Net loss before income taxes	(4,228,672)	(4,005,483)
Income taxes	--	--
Loss from Continuing Operations	$(4,124,643)	$(4,005,483)
Discontinued Operations (see Note 10)	(33,037)	18,616
Net loss	$(4,261,709)	$(3,986,867)
Basic and diluted loss per share	$(0.11)	$(0.12)
Weighted average common shares outstanding	40,534,395	32,883,303

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Revenue	$1,143,390	$412,134
Cost of services	(893,286)	(337,266)
Gross profit	250,104	74,868
Administrative and selling expenses	(831,498)	(1,476,766)
Loss from Operations	(581,394)	(1,401,898)
Interest expense	(1,138,233)	(312,882)
Net loss before income taxes	(1,138,233)	(1,714,780)
Income taxes	--	--
Loss from Continuing Operations	$(1,138,233)	$(1,714,780)
Discontinued Operations (see Note 10)	(142,358)	12,730
Net loss	$(1,280,591)	$(1,702,050)
Basic and diluted loss per share	$(0.03)	$(0.04)
Weighted average common shares outstanding	40,866,021	38,073,897

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,261,709)	$(3,986,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	54,779	1,206,734
Loan Costs	39,337	--
Amortization of Deferred Consideration	945,647	--
Provision for uncollectible accounts	10,731	9,365
Depreciation	11,819	7,833
Amortization of discount on warrants	146,602	309,137
Fixed Asset write off	16,616	--
Share based compensation	243,986	--
Customer Contracts and Relationships	13,378	--
Changes in operating assets and liabilities:
Accounts receivable	(186,239)	25,638
Deposits	(803)	(1,394)
Other assets	--	(37,232)
Prepaid Expenses	8,268	--
Accounts payable	472,045	(94,698)
Accrued expenses	246,852	(59,408)
Deferred revenue	134,287	(26,125)
Net cash used in operating activities	(2,104,384)	(2,647,017)
Cash flows from investing activities:
Purchase of property and equipment	(13,515)	(4,853)
Purchase of Cryobank	(120,000)	--
Net cash provided by investing activities	(133,515)	(4,483)
Cash flows from financing activities:
Proceeds from the issuance of loans payable	374,422	4,545,000
Payments on loans payable	--	(419,499)
Payments on capital lease obligations	(2,961)	(1,990)
Net repayments on line of credit	--	(6,484)
Proceeds from advance from officer	--	29,531
Payments on advance from officer	(52,801)	(17,700)
Proceeds from issuance of common stock	--	273,085
Net cash provided by financing activities	318,660	4,401,943
Net increase (decrease) in cash	(1,919,239)	1,750,073
Cash and cash equivalents, at beginning of period	2,015,187	195,216
Cash and cash equivalents, at end of period	$95,948	$1,945,289

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,348	$112,939
Supplemental disclosures of non-cash investing and financing activities:
Discount on issuance of debt with detachable warrants	97,735	2,218,884
Issuance of shares for the acquisition of Family
Marketing, Inc.	--	16,184
Acquisition of computer equipment under capital
lease obligations	2,567	2,058
Debt repaid through issuance of common stock	$--	$1,360,553

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's headquarters are located in Los Angeles, California. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain") and Family Marketing, Inc. ("Family"). CBAI and its subsidiaries engage in the following business activities:

•

Cord specializes in providing private cord blood stem cell preservation services to families.

•

BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

•

Properties was formed to hold the corporate trademarks and other intellectual property of CBAI.

•

Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

•

Family specializes in delivering leads through internet based lead generation to corporate customers in the business of family based products and services. Family was disposed of through a sale which was completed this quarter. (see Note 10, Discontinued Operations)

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed April 17, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, BodyCells, Properties, Rain and Family. Significant inter-company balances and transactions have been eliminated upon consolidation.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment as received. Deferred revenue for Rain consists of payments for per inquiry leads that have not yet been delivered or media buys that have not yet been placed.

Revenue Recognition

CBAI recognizes revenue under the provisions of Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition". Cord provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force (Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. CBAI elected early adoption of EITF 00-21.

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period unless the customer enrolls in the Annual Payment Option. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment as received.

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19).

Rain's revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment. Rain recognizes revenue generated through per inquiry advertising as the per inquiry leads are delivered to the customer.

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the labs processing fees, and royalties. Cord expenses costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

Accounting for Stock Option Plan

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense was recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there was an increase in compensation expense. The increase has had an impact on our results of operations but not on our cash flows. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in each period:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
Net loss, as reported	$(4,261,709)	$(3,986,867)
Add: stock-based compensation expense included in reported net loss net of related tax effects	249,525	245,489
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(249,525)	(120,664)
Pro forma net loss	$(4,261,709)	$(3,862,042)
Basic and diluted loss per common share, as reported	$(0.11)	$(0.12)
Basic and diluted loss per common share, pro forma	$(0.11)	$(0.12)

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 40,534,395 and 32,883,303 for the nine-months ended September 30, 2006 and 2005, respectively. CBAI had 6,136,189 and 4,938,689 outstanding options to acquire common stock at September 30, 2006 and 2005, respectively, and warrants to purchase 23,570,000 and 2,000,000 shares at September 30, 2006 and 2005, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $12,396,361 as of September 30, 2006. In addition, CBAI has consumed cash in its operating activities of approximately $2,104,384 for the nine months ending September 30, 2006 and has a working capital deficit of approximately $6,340,741 as of September 30, 2006. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. As well the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

In view of these conditions, CBAI's ability to continue as a going concern is dependent upon its ability to meet its financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event CBAI cannot continue as a going concern.

Note 3. Accrued Expenses

The components of accrued expenses at September 30, 2006 are summarized as follows:

September 30,
2006
Accrued salaries and benefits	$58,541
Accrued interest	373,420
Deferred Rent	11,593
Other	24,155
$467,709

Note 4. Notes and Loans Payable

Cornell

In March 2005, CBAI entered into a Standby Equity Distribution Agreement (the "Equity Agreement") with Cornell Capital Partners L.P. ("Cornell") whereby CBAI could sell up to $5,000,000 of CBAI's common stock to Cornell at CBAI's discretion over a 24-month period. The Equity Agreement and the respective rights and obligations was terminated on December 26, 2005. Prior to termination, the Equity Agreement allowed the Company to sell shares of common stock to the investor group in incremental advances not to exceed $250,000. The shares of common stock issued at each advance were calculated based on 98% of the lowest volume weighted average price of CBAI's common stock for the five day period after the request for an advance was received. The investment company also received a 5% fee for each advance. The Equity Agreement called for the issuance of 1,239,029 shares of common stock as a one time commitment fee. Prior to any advances, the Securities and Exchange Commission declared effective a registration statement registering the resale of CBAI's securities in accordance with the Equity Agreement.

In connection with the Equity Agreement, CBAI entered into a Placement Agency Agreement (the "Agent Agreement") with a registered broker-dealer to act as the placement agent for CBAI. The Agent Agreement called for a placement agent fee of $10,000 paid by the issuance of 51,626 shares of CBAI's common stock.

On April 27, 2005, CBAI issued a promissory note to Cornell in the amount of $350,000. The promissory note accrued interest at a rate of 12% per annum and was due and payable nine months from the date of issuance. On April 28, 2005, $175,000 of the $350,000 loan was funded by Cornell. Pursuant to the terms of the note CBAI issued Cornell a detachable warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The estimated relative fair value of the warrants of approximately $163,000 was recorded as interest expense. In July 2005, Cornell exercised its right to purchase 1,000,000 shares at $0.20 per share.

On June 21, 2005, CBAI issued an Amended and Restated Promissory Note to Cornell in the amount of $600,000 which replaced the Promissory Note dated April 27, 2005 and received $300,000 towards this amended and restated Promissory Note. The Promissory Note accrued interest at 12% per annum. These promissory notes were re-paid with the proceeds of a stock issuance in 2005.

On July 13, 2005 Cornell issued a promissory note in the amount of $500,000. The principal amount of $500,000 was funded to CBAI on July 14, 2005. The promissory note was non-interest bearing unless an event of default occurred.

The note was due and payable on or before August 1, 2005. Full payment was made on July 25, 2005 from the proceeds of a stock issuance.

During the three months ended September 30, 2005, CBAI re-paid $1,360,553 in interest and principal on an outstanding loan with Cornell through the proceeds of issuing 3,568,734 shares of common stock. At September 30, 2005, all of the loans relating to the Equity Agreement had been paid.

On December 26, 2005, CBAI and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement stated that Cornell would purchase $5,000,000 of secured convertible debentures, which were convertible into shares of CBAI's common stock. $3,500,000 was funded as of September 9, 2005, and $1,500,000 was funded on December 28, 2005. The interest rate remains unchanged at 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008.

The SP Agreement was amended to state CBAI shall pay Cornell or its designees a non refundable commitment fee of $375,000 (equal to 7.5% of the $5,000,000 Purchase Price), all of which has been paid. It also states CBAI agrees to take any and all appropriate action necessary to increase its authorized common stock from 100 million to at least 200 million shares by March 1, 2006. This was approved by the Company's shareholders at its annual meeting on August 31, 2006.

The Investor Registration Rights Agreement that was entered into by CBAI and Cornell concurrently with the SP Agreement was amended to state the number of shares to be registered on the Initial Registration Statement, as defined in the Registration Right Agreement, is to be 60,000,000 shares underlying the Debentures. The initial registration statement was filed on February 13, 2006. The number of shares to be registered on the Second Registration Statement, as defined in the Registration Right Agreement, to be filed no later than thirty (30) days after CBAI has increased its authorized common stock to at least 200 million shares, are as follows:

-

Such number of shares of Common Stock equal to five (5) times the total principal balance of the Convertible Debentures remaining at the time the Second Registration Statement is filed divided by the conversion price in effect at the time the Second Registration Statement is filed.

-

7,000,000 Shares underlying the Warrant dated 9/9/05

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes have been agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200,000 million has been increased to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC has been increased to September 30, 2006. Third, CBAI will waive the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement have been reduced to 55,840,448.

Strategic

On August 2, 2006, CBAI entered into a Subscription Agreement with Strategic Working Capital Fund, L.P. ("Strategic"). Pursuant to the Subscription Agreement, CBAI (i) issued to Strategic a Promissory Note bearing interest at the rate of 8% with an aggregate principal amount of $285,000 and (ii) delivered 500,000 unregistered shares of its Common Stock (the "Shares") to Strategic. The Promissory Note is due one year from the date of issuance, unless redeemed prior by Strategic but in any event no earlier than the third month following issuance of the note. The Promissory Note also is subject to acceleration upon an event of default, as defined in the Note. Pursuant to the Subscription Agreement, Strategic was granted registration rights for the Shares in the event that CBAI proposes to register any other shares of its common stock. As of September 30, 2006 the outstanding balance on the note including accrued and unpaid interest was $288,685.

Collections Factoring

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At September 30, 2006, the outstanding principal balance was $120,032.

Note 5. Commitments and Contingencies

Agreements

Bergen

Cord is operating under an agreement with a not-for-profit company, Bergen Community Regional Blood Center, to process, test and store all umbilical cord blood samples collected. The agreement has a 10-year term, beginning June 30,

2002, and can be terminated by either party with 90-day notice. If the agreement is not terminated within 120-days of the end of the initial term, the agreement will renew on an annual basis for successive one-year terms.

Pharmastem

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The

Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended September 30, 2006 and 2005, Cord incurred approximately $50,324 and $47,569 respectively, in royalties to the Patent License Agreement. During the nine months ended September 30, 2006 and 2005, Cord incurred approximately $169,937 and $143,090 respectively, in royalties to the Patent License Agreement. At September 30, 2006, approximately $106,834 is included in accounts payable relating to these fees.

Operating Lease

In 2005 and 2004, CBAI entered into non-cancelable operating leases for office space and computer software which expire through October 2009. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of September 30, 2006, are as follows:

2007	$95,836
2008	102,479
2009	106,178
2010	94,822
2011	47,410
$446,726

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $11,903, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $54,087 and $75,269 for the nine months ended September 30, 2006 and 2005, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into one-year employment agreements with three executive officers, Matthew L. Schissler, Sandra D. Anderson and Noah J. Anderson (the "Executive Agreements"). Pursuant to the Executive Agreements with Matthew L. Schissler, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.

Pursuant to the Executive Agreement with Sandra Anderson, Ms. Anderson will serve as Chief Financial Officer of CBAI at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Ms. Anderson to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits. Ms. Anderson is subject to non-competition and confidentiality requirements. CBAI may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement, CBAI shall pay to Ms. Anderson an amount in cash equal to the sum of her Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement). On September 8, 2006 CBAI

noticed Ms. Anderson of its intention to cancel its contract with her effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

Pursuant to the Executive Agreement with Noah J. Anderson, Mr. Anderson will serve as Chief Technology Officer of CBAI and President of Family at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Mr. Anderson to receive a quarterly performance bonus of up to 10% of Gross Profit of Family, a year-end bonus of up to 10% of Net Income of Family as well as certain other benefits. Mr. Anderson is subject to non-competition and confidentiality requirements. CBAI may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Anderson an amount in cash equal to the sum of his Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement). On September 8, 2006 CBAI noticed Mr. Anderson of its intention to cancel its contract with him effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for shares of the Company’s common stock to be issued as compensation for one year of service in 2006 in an amount equal to $10,000. The number of shares is determined by dividing by the closing stock price on January 25, 2006, which was $0.17, and equaled 271,270 shares. Shares issued as compensation for one year of service in 2007 and 2008 will be based on $10,000 divided by the closing stock price of the last business day of 2006 and 2007, respectively.

Acquisition of Cryobank

On January 24, 2006, Cord, a Florida corporation and wholly-owned subsidiary of CBAI, a Florida corporation, completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation ("Cryobank"), for the purchase price of $120,000 in cash and $140,000, or 703,518, unregistered shares of CBAI's common stock (the "Acquisition"). The Acquisition related to collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples. $253,986 of the purchase price was allocated to customer contracts and relationships, which will be amortized over 18 years. Pursuant to the terms of the acquisition agreement, CBAI registered the resale of the common stock Cryobank received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2006.

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the quarter ended September 30, 2006, $1,500 of this advance was repaid and the balance remaining amounted to $44,041.

Gecko Media

On May 5, 2006, Cord entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with Gecko Media, a company whose president is a member of the Board of Directors of CBAI. The Web Agreement replaced a prior agreement that expired on March 31, 2006. The 2-year Web Agreement calls for payments of $10,000 per month. As well, at the beginning of each annual term, CBAI will issue to Gecko Media shares of its common stock for total a value of $10,000, based on the closing sales price of CBAI stock on the date of issuance.

Sale of Family Subsidiary

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in receivables that Cord Partners, Inc. had outstanding invoices from Family, and cancellation of $32,500 in severance compensation. (see Note 10, Discontinued Operations)

Consulting Agreement

On January 1, 2006, CBAI entered into a one-year consulting agreement with Stephanie Schissler, CBAI's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews for a second year, unless a 60-day written notice of cancellation is provided by either CBAI or Ms. Schissler.

Note 7. Share Based Compensation

Effective January 1, 2006, CBAI adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, CBAI accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there will be an increase in compensation expense. The increase had an impact on results of operations but not on cash flows.

CBAI’s net income for the nine months ended September 30, 2006 includes $249,525 of compensation costs related to its stock-based compensation arrangements with employees, and $245,489 for the period ended September 30, 2005.

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

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

The following activity has occurred under the existing plan:

	WEIGHTED AVERAGE SHARES	GRANT-DATE FAIR VALUE
STOCK OPTION AWARDS:
Nonvested Balance at January 1, 2006	3,176,400	$0.24
Granted	--	--
Vested	(390,500)	$0.25
Forfeited	(128,000)	$0.25

Nonvested balance at September 30, 2006	2,657,900	$0.24

As of September 30, 2006, there was $326,189 of total unrecognized compensation costs related to employee stock options awards. These costs are expected to be recognized over a weighted average period of 1.30 years.

A summary of option activity under the employee stock option plan as of January 1, 2006, and changes during the nine months ended September 30, 2006 is as follows:

			WEIGHTED AVERAGE
			REMAINING
		WEIGHTED AVERAGE	CONTRACTUAL TERM	AGGREGATE
	SHARES	EXERCISE PRICE	(YEARS)	INTRINSIC VALUE
OUTSTANDING: JANUARY 1, 2006	3,550,400	$0.24	9.07	$113,153
Granted	--	--	--	--
Exercised	--	--	--	--
Canceled	(375,000)	$0.25	--	--
Forfeited	(128,000)	$0.25	--	--

OUTSTANDING: SEPTEMBER 30, 2006	3,047,400	$0.24	8.8	$113,153
EXERCISABLE: SEPTEMBER 30, 2006	390,500	$0.25	7.85	$0

CBAI did not receive any cash from stock option exercises for the nine months ended September 30, 2006.

Note 8. Stock Option and Warrant Agreements

CBAI did not issue any new stock options or warrants during the nine months ending September 30, 2006.

CBAI issued warrants to purchase shares of the company, in relation to its issuance of convertible debentures in 2005. The value of these warrants was $4,175,809, which was recorded as deferred consideration, presented against additional paid in capital, and amortized over the term of the convertible debentures.

The following table summarizes the warrants outstanding and exercisable at September 30, 2006:

		NUMBER OF
WARRANTS	EXERCISE	MATURITY
OUTSTANDING	PRICE	DATE
1,000,000	$0.1875	9/16/2009
14,285,000	$0.35	9/9/2010
8,285,000	$0.40	9/9/2010
23,570,000

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

On January 26, 2006, CBAI issued a total of 703,518 shares to Cryobank for Oncologic and Reproductive Donors as part of an acquisition (see Note 5, Commitments and Contingencies, Completion of Acquisition or Disposition of Assets). The total cash value of the stock on the date of issuance was $140,000.

During the three months ended March 31, 2006, CBAI issued a total of 271,270 shares to its directors as compensation. The total cash value of the stock on the issue date was $44,760.

On August 2, 2006 CBAI issued 500,000 shares in connection with its loan with Strategic. (see Note 4, Notes and Loans

Payable, Strategic)

On September 30, 2006 CBAI issued 50,000 shares in connection with a speaking engagement for its CEO. The total cash value of the stock on the issue date was $4,500.

As of September 30, 2006 CBAI had 41,091,845 shares of Common Stock outstanding. An additional 34,000,000 shares has been issued and remains in the Company’s treasury.

Note 10. Discontinued Operations

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$93,488	$50,360	$558,260	$61,060
Cost of services	1,579	8,122	135,240	8,122
Operating Expenses	118,730	29,508	340,520	34,322
Net Income (Loss) from Discontinued Operations	$(26,821)	$12,730	$82,500	$18,616
Loss on Sale of Discontinued Operations	115,537	--	115,537	--
Income (Loss) from Discontinued Operations	$(142,358)	$12,730	$(33,037)	$18,616

Note 11. Segment Reporting

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generates revenues related to internet advertising. (see Note 10, Discontinued Operations). All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the nine months ended September 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$903,718	$0	$1,678,714	$2,582,432	$2,582,432
Interest Expense	1,535,720	0	819	1,536,539	1,536,539
Depreciation and Amortization	13,766	0	32	13,798	13,798
Segment Income (Loss)	(4,261,806)	(61,330)	136,515	(4,186,621)	(4,186,621)
Segment Assets	$513,651	$196	$166,056	$679,903	$679,903

The table below presents certain financial information by business segment for the nine months ended September 30, 2005:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$856,239	$1,017,023	$1,873,262	$1,873,262
Interest Expense	362,300	8,156	370,456	370,456
Depreciation and Amortization	7,689	145	7,834	7,834
Segment Income (Loss)	(3,874,364)	42,776	(3,831,588)	(3,831,588)
Segment Assets	$2,057,029	$36,406	$2,093,435	$2,093,435

The table below presents certain financial information by business segment for the three months ended September 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$278,888	$0	$864,502	$1,143,390	$1,143,390
Interest Expense	556,839	0	0	556,839	556,839
Depreciation and Amortization	11,410	0	11	11,421	11,421
Segment Income (Loss)	(1,207,991)	(1,726)	100,747	(1,108,970)	(1,108,970)
Segment Assets	$513,651	$196	$166,056	$679,903	$679,903

The table below presents certain financial information by business segment for the three months ended September 30, 2005:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$296,676	$115,458	$412,134	$412,134
Interest Expense	311,083	1,799	312,882	312,882
Depreciation and Amortization	3,024	4	3,028	3,028
Segment Income (Loss)	(1,631,153)	(64,402)	(1,695,555)	(1,695,555)
Segment Assets	$2,057,029	$36,406	$2,093,435	$2,093,435

Note 12. Subsequent Events

Acquisition and Related Agreements

Subsequent to September 30, 2006, CBAI completed the acquisition of specific assets from CorCell, Inc., a Delaware corporation (“CorCell”), for the aggregate purchase price of $1.00 in cash.  The acquisition was related to collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with the operations of CorCell including but not limited to rights to new sales generated, technology license agreement, employment agreements with current management, general office technology and equipment, and the exclusive right to purchase the current customer base and revenues.

Subsequent to September 30, 2006, and in conjunction with the acquisition of CorCell, the Company entered into an assignment of employment agreements with 6 members of management of CorCell. The agreements allow for assignment of existing employment agreements to CBAI with like benefits until new employment agreements can be negotiated by March 31, 2007.

Subsequent to September 30, 2006, and in conjunction with the acquisition of CorCell, the Company entered into a Technology License Agreement with Vita34 AG, a company organized under the laws of Germany. The license agreement allows for the Company to license the proprietary technology of Vita34 AG, for a royalty fee of 0.5% of net revenue recognized on cord blood samples collected processed and stored by the Company and its subsidiaries.

Notes and Loans Payable

On October 13, CBAI entered into an agreement with Cornell Capital Partners, LP (“Cornell”). The agreement adjusts certain terms as a result of such issuances by the company described below: Secured Convertible Debenture issued on September 9, 2005; Secured Convertible Debenture issued on December 23, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Pursuant to the agreement, the following changes have been agreed to by both parties: The Conversion Price (as defined in the Convertible Debentures) shall be adjusted pursuant to Section 3(c)(iv) of the convertible debentures such that the Conversion Price in effect from this date forward shall be equal to $0.101 per share.  The Warrant Exercise Price and the number of Warrant Shares (each as defined in the warrants) shall be adjusted pursuant to Section 8(a) of the Warrant such that the Warrant Exercise Price in effect from this date forward shall be equal to $0.101 per share. All other terms and conditions of the referenced agreements remain unchanged.

Item 2. Management’s Discussion and Analysis

Forward Looking Statements

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

The following information should be read in conjunction with our September 30, 2006 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31,

2005. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB for the year ended December 31, 2005.

Summary and Outlook of the Business

CBAI is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate three core businesses:

➢

Cord Partners, Inc. ("Cord") operates the umbilical cord blood stem cell preservation operations,

➢

Career Channel, Inc. D/B/A Rainmakers International ("Rain") operates the television and radio advertising operations, and

➢

Family Marketing, Inc. ("Family") operated the internet advertising functions until it was sold to former management on September 5, 2006.

Cord

Cord provides umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. All cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. We provide the following services to each customer:

•

Collection Materials. We provide a medical kit that contains all of the materials necessary for collecting the newborn's umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

•

Physician and Customer Support. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

•

Transportation. We coordinate the transportation of the cord blood unit to our laboratory partner, Community Blood Services, immediately following birth. This process utilizes a private medical courier, Quick International, for maximum efficiency and security.

•

Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. We report these results to the newborn's mother.

•

Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Cord’s revenue and Gross gross profit will benefit from the asset purchase of CorCell.  Going forward, management will continue to assess the market conditions, particularly related to the cost of customer acquisition, and whether organic growth or continued M&A activity will lead CBAI closer to profitability.

Rain

Rain, the television and radio advertising operations, are located in the corporate headquarters in Los Angeles, CA. The offices were relocated from Carlsbad, CA in September, 2006.  Rain provides advertising and direct marketing customers a range of services including:

•

the placement of advertising in television and radio outlets,

•

the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies, and

•

advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

A majority of Rain's revenues are earned via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with which we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California.

During 2006 Rain focused on the development of a new sales channel, referred to as "remnant radio", which is unsold radio inventory from radio networks that is available at a deeply discounted rate. In the past, this unsold inventory was available to us on nationally syndicated radio shows. This new channel involves unsold inventory at the local radio station level. We have developed relationships with the top three firms in this space and now offer discounted unsold radio inventory to our clients on a local level. The ability to purchase this local remnant radio inventory is made possible in large part due to the utilization of the internet as a supply chain management tool, allowing local radio station managers to sell their unsold inventory at the last minute. The development of this service benefits us in two ways:

•

we are now able to offer a lower entry point for new clients wishing to test radio which has provided us the opportunity to pursue business that we were unable to serve in the past; and

•

we are now able to target specific cities or states which has been a common request by our prospective clients

By being able to offer our clients these new services, we have been able to increase our customer base as well as an increase in media buys from existing clients. We believe this will continue to be a trend over the next twelve months.

Family

Family, the internet advertising operation, owns and operates several lead generation web properties that produce internet leads for Cord along with other family based companies. The primary purpose of Family was to be the internet marketing arm for Cord. As of September 5, 2006 Family was sold to former officers of CBAI.

We are continuing to pursue other growth opportunities by acquisition or internal growth. The development of BodyCells, which is anticipated to facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy, is currently suspended pending the identification of an alternative lab to partner.

Results of Operations for the Nine-Months Ended September 30, 2006

For the nine months ended September 30, 2006 our total revenue increased $709,170 or 38% to $2,582,432 due primarily to a $661,691 increase in revenues for Rain. This increase is due mainly to additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. The balance of the increase is due to our increasing base of customers in Cord.

Cost of services increased by $631,503 and Gross Profit was reduced from 24% to 21%. The reduction is due mainly to the sale of the Family subsidiary who had historically contributed high margin revenue. The Company anticipates that through the continued growth of its Cord business they will benefit from economies of scale in that business segment.

Administrative and selling expenses were reduced $782,091 to $3,219,204 by the reduction of one-time expenses for fund raising ($756,662) and related services ($477,808), and investor relations services of $158,865. We had a small reduction in wages and related expenses due to a reduction in our staffing levels during September; these reductions should continue through the remainder of the year. These reductions were partially offset by increased spending for marketing of $621,902 and related materials of $97,868. Interest costs increased significantly from $453,591 to $1,536,539 as the Company took on additional debt as discussed in Note 4. All interest charges during 2006 have been accrued.

Our net loss from operations includes a net loss from Discontinued Operations of $33,037, and our net loss for the period was $4,261,709.

Results of Operations for the Three-Months Ended September 30, 2006

For the three months ended September 30, 2006 our total revenue increased nearly three-fold to $1,143,390 due primarily to a $749,044 increase in revenues for Rain. In addition to increased marketing spending, we continue to pursue the local remnant radio space which continues to strengthen and we have been able to capitalize on this new model within the radio advertising arena.

Cost of services increased by $556,020 due mainly to the increase in costs associated with the Rain business. The increase in gross margin from 18% to 22% is attributable to the Rain business mix.

Administrative and selling expenses were reduced $645,268 to $3,219,204 by the reduction of one-time expenses for fund raising ($398,125) and related services ($206,558). We had a small reduction in wages and related expenses due to a reduction in our staffing levels during September; these reductions should continue through the remainder of the year. Increases for marketing were modest ($69,890) due to cash flow constraints. Interest costs increased from $312,882 to $556,839. All interest charges for the three months ended September 30, 2006 have been accrued.

Liquidity and Capital Resources

We have experienced net losses from operations of $4,261,709 and $4,005,483 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, we had $95,948 in cash and equivalents. We currently collect cash receipts from operations through three of our subsidiaries: Cord, Rain and Family. All corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable. Also, we have curtailed certain operating expenses through the sale of our Family subsidiary, and through a reduction of headcount.

On September 30, 2006, we held accounts receivable (net of allowance for doubtful accounts) of $329,882. Accounts receivable are generally kept current through punctual collection efforts.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was carried out under the supervision of and with the participation of CBAI's management, including CBAI's Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective, as of September 30, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first nine months of 2006 without registering them under the Securities Act of 1933:

During the three months ended March 31, 2006, CBAI issued a total of 271,270 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $44,760.

On August 2, 2006 CBAI issued 500,000 shares in connection with its loan with Strategic Working Capital LLC.

On September 30, 2006 CBAI issued 50,000 shares in connection with a speaking engagement for its CEO. The total cash value of the stock on the issue date was $4,500.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding CBAI so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in CBAI's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 31, 2006 CBAI obtained consent from a majority of its outstanding shareholders to increase the number of Common Shares that the company could issue from 100,000,000 to 300,000,000.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.0	Amended and Restated Articles of Incorporation of	Filed as an exhibit to Registration Statement on
	Cord Blood America, Inc.	Form 10-SB filed on May 6, 2004
3.1	Amended and Restated Bylaws of Cord Blood America,	Filed as an exhibit to Registration Statement on
	Inc.	Form 10-SB filed on May 6, 2004
4.0	Form of Common Stock Share Certificate of Cord	Filed as an exhibit to Registration Statement on
	Blood America, Inc.	Form 10-SB filed on May 6, 2004
10.55	Employment Agreement with Chief Financial Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.56	Employment Agreement with Chief Financial Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.57	Employment Agreement with Chief Technology Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.58	Consulting Agreement with Former President	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.59	Stock Option Agreement with Former President	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.6	Asset Purchase Agreement with Cryobank for	Filed as an exhibit to Current Report on Form 8-K
	Oncologic and Reproductive Donors	filed on January 13, 2006
10.61	Board Compensation Plan	Filed as an exhibit to Current Report on Form 8-K
filed on February 8, 2006
10.62	Web Development on Maintenance Agreement with	Filed as an exhibit to Current Report on Form 8-K
	Gecko Media, Inc.	filed on May 5, 2006
10.63	Investment Banking Agreement with Kings Pointe	Filed as an exhibit to Current Report on Form 8-K
	Capital, Inc.	filed on June 1, 2006
10.64	Investment Banking Agreement with FAE Holdings,	Filed as an exhibit to Current Report on Form 8-K
	Inc.	filed on June 1, 2006
10.65	Investment Banking Agreement with First SB	Filed as an exhibit to Current Report on Form 8-K
	Partners, Inc.	filed on June 1, 2006
10.66	Agreement with Cornell Capital Partners, LP	Filed as an exhibit to Current Report on Form 8-K
filed on June 29, 2006
10.67	Subscription Agreement with Strategic Working	Filed as an exhibit to Current Report on Form 8-K
	Capital Fund, L.P.	filed on August 2, 2006
10.68	Promissory Note for the Benefit of Strategic	Filed as an exhibit to Current Report on Form 8-K
	Working Capital Fund, L.P.	filed on August 2, 2006
10.69	Funds Escrow Agreement with Strategic Working	Filed as an exhibit to Current Report on Form 8-K
	Capital Fund, L.P.	filed on August 2, 2006
10.7	Severance Agreement, dated September 8, 2006, between the Company and Sandra Anderson.	Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006
10.71	Stock Purchase Agreement, dated September 5, 2006, between the Company and Noah Anderson	Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006
10.72	Asset Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.73	Asset Purchase Agreement Schedules, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.74	Stock Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.75	Registration Rights Agreement, executed October 13, 2006, between the Company and Independence Blue Cross.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006

10.76	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.77	Existing Samples Purchase Agreement Schedules, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.78	Bill Of Sale, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.79	Assumption Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.80	Trademark Assignment, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.81	Non-Competition Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.82	Office Sublease, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.83	Employment Agreement Assignment, executed October 13, 2006, between the Company and Bruce Ditnes.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.84	Employment Agreement Assignment, executed October 13, 2006, between the Company and Jill Hutt.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.85	Employment Agreement Assignment, executed October 13, 2006, between the Company and Antonia Lafferty.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.86	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marcia Laleman.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.87	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marion Malone.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.88	Employment Agreement Assignment, executed October 13, 2006, between the Company and George Venianakis.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.89	Technology License Agreement, executed October 13, 2006, between the Company and Vita34 AG.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.90	Agreement by and between Cord Blood America, Inc and Cornell Capital Partners, LP executed October 13, 2006.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
31.1	Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.
Date: November 15, 2006	By: /s/Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)