Form 10QSB/A
period 2006-09-30
Cord Blood America, Inc.
filed 2006-12-08
CIK 1289496

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

------------------

FORM 10-QSB/A

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") amendment #1 is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2006.

Upon review of the Original Form 10-QSB the Company concluded that certain typographical errors that were contained in the document required correction. The most significant was the reporting of Interest Expense on the Condensed Consolidated Statements of Operations for the Nine-Month Period Ended September 30, 2006 overstated the actual interest cost. This was only a typographical error and this number was not reported in error elsewhere in the Original Form 10-QSB. Additional minor corrections were made on the Condensed Consolidated Statements of Cash Flows, and in Footnotes to the Financial Statements #’s 1, 7 and 11. Another correction was also made in the text of the Management Discussion and Analysis section.

In all cases the errors were typographical in nature and have not changed as a result of any changes to the accounting for the quarter or year to date information. The Company determined that while no one typographical error was material, it was better to amend its quarterly report.

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.

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

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Revenue	$1,143,390	$412,134
Cost of services	(893,286)	(337,266)
Gross profit	250,104	74,868
Administrative and selling expenses	(831,498)	(1,476,766)
Loss from Operations	(581,394)	(1,401,898)
Interest expense	(556,839)	(312,882)
Net loss before income taxes	(1,138,233)	(1,714,780)
Income taxes	--	--
Loss from Continuing Operations	$(1,138,233)	$(1,714,780)
Discontinued Operations (see Note 10)	(142,358)	12,730
Net loss	$(1,280,591)	$(1,702,050)
Basic and diluted loss per share	$(0.03)	$(0.04)
Weighted average common shares outstanding	40,866,021	38,073,897

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,261,709)	$(3,986,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	54,799	1,206,734
Loan Costs	39,337	--
Amortization of Deferred Consideration	945,647	--
Provision for uncollectible accounts	10,731	9,365
Depreciation	11,819	7,833
Amortization of discount on warrants	146,602	309,137
Fixed Asset write off	16,616	--
Share based compensation	243,986	--
Customer Contracts and Relationships	13,378	--
Changes in operating assets and liabilities:
Accounts receivable	(186,239)	25,638
Deposits	(803)	(1,394)
Other assets	--	(37,232)
Prepaid Expenses	8,268	--
Accounts payable	472,045	(94,698)
Accrued expenses	246,852	(59,408)
Deferred revenue	134,287	(26,125)
Net cash used in operating activities	(2,104,384)	(2,647,017)
Cash flows from investing activities:
Purchase of property and equipment	(13,515)	(4,853)
Purchase of Cryobank	(120,000)	--
Net cash provided by investing activities	(133,515)	(4,483)
Cash flows from financing activities:
Proceeds from the issuance of loans payable	374,422	4,545,000
Payments on loans payable	--	(419,499)
Payments on capital lease obligations	(2,961)	(1,990)
Net repayments on line of credit	--	(6,484)
Proceeds from advance from officer	--	29,531
Payments on advance from officer	(52,801)	(17,700)
Proceeds from issuance of common stock	--	273,085
Net cash provided by financing activities	318,660	4,401,943
Net increase (decrease) in cash	(1,919,239)	1,750,073
Cash and cash equivalents, at beginning of period	2,015,187	195,216
Cash and cash equivalents, at end of period	$95,948	$1,945,289

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

Accounting for Stock Option Plan

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense was recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there was an increase in compensation expense. The increase has had an impact on our results of operations but not on our cash flows. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in 2005:

Nine months
ended
September 30,
2005
Net loss, as reported	$(3,986,867)
Add: stock-based compensation expense included in reported net loss net of related tax effects	37,489
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(243,207)
Pro forma net loss	$(4,192,585)
Basic and diluted loss per common share, as reported	$(0.12)
Basic and diluted loss per common share, pro forma	$(0.13)

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 40,534,395 and 32,883,303 for the nine-months ended September 30, 2006 and 2005, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

CBAI’s net income for the nine months ended September 30, 2006 includes $243,986 of compensation costs related to its stock-based compensation arrangements with employees, and $37,489 for the period ended September 30, 2005.

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

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$903,718	$0	$1,678,714	$2,582,432	$2,582,432
Interest Expense	1,535,720	0	819	1,536,539	1,536,539
Depreciation and Amortization	13,766	0	32	13,798	13,798
Segment Income (Loss)	(4,303,857)	(61,330)	136,515	(4,228,672)	(4,228,672)
Segment Assets	$547,066	$196	$166,056	$713,318	$713,318

The table below presents certain financial information by business segment for the nine months ended September 30, 2005:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$875,342	$997,920	$1,873,262	$1,873,262
Interest Expense	445,435	8,156	453,591	453,591
Depreciation and Amortization	7,689	144	7,833	7,833
Segment Income (Loss)	(4,036,527)	31,044	(4,005,483)	(4,005,483)
Segment Assets	$2,019,848	$36,407	$2,056,255	$2,056,255

The table below presents certain financial information by business segment for the three months ended September 30, 2006:

	Adipose/	Radio/
Umbilical	Peripheral	Television	Segments	Consolidated
Cord Blood	Blood	Advertising	Total	Total

Revenue from External Customers	$278,888	$0	$864,502	$1,143,390	$1,143,390
Interest Expense	556,839	0	0	556,839	556,839
Depreciation and Amortization	11,410	0	11	11,421	11,421
Segment Income (Loss)	(1,237,254)	(1,726)	100,747	(1,138,233)	(1,138,233)
Segment Assets	$547,066	$196	$166,056	$713,318	$713,318

The table below presents certain financial information by business segment for the three months ended September 30, 2005:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$296,677	$115,458	$412,135	$412,135
Interest Expense	311,083	1,799	312,882	312,882
Depreciation and Amortization	3,024	4	3,028	3,028
Segment Income (Loss)	(1,650,378)	(64,402)	(1,714,780)	(1,714,780)
Segment Assets	$2,019,848	$36,407	$2,056,255	$2,056,255

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

Administrative and selling expenses were reduced $645,268 to $831,498 by the reduction of one-time expenses for fund raising ($398,125) and related services ($206,558). We had a small reduction in wages and related expenses due to a reduction in our staffing levels during September; these reductions should continue through the remainder of the year. Increases for marketing were modest ($69,890) due to cash flow constraints. Interest costs increased from $312,882 to $556,839. All interest charges for the three months ended September 30, 2006 have been accrued.

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

CORD BLOOD AMERICA, INC.
Date: December 8, 2006	By: /s/Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)