Form 10KSB
period 2006-12-31
Cord Blood America, Inc.
filed 2007-04-17
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

_______________

FORM 10-KSB

_______________

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

Commission File Number: 000-50746

_______________

Cord Blood America, Inc.

(Name of small business issuer in its charter)

Florida	65-1078768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9000 West Sunset Boulevard, Suite 400

West Hollywood, California 90069

(Address of Principal Executive Offices and Zip Code)

310-432-4090

(Telephone number, including area code, of agent for service)

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

State issuer's revenues for its most recent fiscal year: $3,328,336

The aggregate market value of the registrant's common stock held by non-affiliates on April 2, 2007 (based on the closing price of the OTC Bulletin Board) on such date was approximately $1,800,000.

49,118,075 shares of the issuer's common stock, par value $.0001 per share, were outstanding as of April 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

2006 ANNUAL REPORT ON FORM 10-KSB

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.  These risks and uncertainties These risks and uncertainties include among others:

1.

whether we will continue as a going concern;

2.

whether we will continue to increase revenues within our core business;

3.

whether we will generate revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry;

4.

whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability;

5.

whether we are able to meet our financing requirements, and to ultimately achieve profitable operations

6.

whether we will gain tremendous value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services;

7.

whether we will be able to further monetize our website traffic through the use of our web properties, and therefore offset increasing costs;

8.

whether we continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecological practices and other healthcare professionals;

9.

whether continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability;

Given such uncertainties, among others, undue reliance should not be placed on these forward-looking statements. The Company’s past performance is not necessarily indicative of its future performance. The Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, events or circumstances after the date of such statement.

This Form 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  These statements may be found under “Management’s Discussion and Analysis”, “Factors That May Affect Future Operating Results” and “Description of Business,” as well as in this Form 10-KSB generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB prove accurate..

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cord Blood America, Inc. (“CBAI”) is a Florida corporation, which was formed in 1999.  We did not commence business operations until we acquired Cord Partners, Inc., (“Cord”), a Florida corporation and wholly owned subsidiary of CBAI, as of March 31, 2004.  Since Cord Partners’ formation in January 2003, we have been, and continue to be, engaged in the business of collecting, testing, processing and preserving umbilical cord blood, thereby allowing families to preserve cord blood at the birth of a child for potential use in future stem cell therapy.  CBAI is also the parent company to three additional subsidiaries.  The first subsidiary, CBA Professional Services, Inc. D/B/A BodyCells, Inc. (“BodyCells”), is in a developmental stage and is in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.  The second subsidiary, CBA Properties, Inc. (“Properties”), was formed to hold the corporate trademarks and any other intellectual property of CBAI and its subsidiaries.  The third subsidiary, Rainmakers International (“Rain”), was acquired in February 2005 and is engaged in the business of advertising.  Rain specializes in delivering leads to corporate customers through national television and radio campaigns.  Because CBAI and Rain were entities under common control this transaction was accounted for in a manner similar to a pooling of interests.  A fourth subsidiary, Family Marketing was sold on September 5, 2006 in a Stock Purchase Agreement with Noah Anderson, the President of Family Marketing, Inc., and is no longer owned by the Company.

We intend to continue the organic growth of Cord through continued improvement of internal processes, expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact.  Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers.  We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies.  We negotiated two acquisitions in 2006, the first, Cyrobank for Oncologic and Reproductive Donors (”Cryobank”) which closed on January 24, 2006 and the second, Corcell’s Operating entity on October 13, 2006, and which closed subsequent to the year ended December 31, 2006 (see “Item 7, Financial Statements, Note 16, Subsequent Events”).  We are currently exploring various acquisition opportunities and will continue to do so.  We intend to continue fund mergers and acquisitions from monies received from debt placements and/or a planned private placement in early 2007.

In addition to our current plans related to cord blood banking, we will continue to implement various growth strategies at Rain which continues to post increasing profitability.  We will focus on increasing revenues while keeping operating expenses to a minimum.

Industry Background Of Cord

Stem cells. The human body is comprised of many types of cells with individual characteristics and specific functions. Cells with a defined or specialized function are referred to as differentiated. Examples of differentiated cells include nerve cells, red blood cells and skin cells. Differentiated cells are replaced and renewed over time from a population of rare, undifferentiated cells known as stem cells. As stem cells grow and proliferate, they are capable of producing both additional stem cells as well as cells that have differentiated to perform a specific function. Stem cell differentiation is prompted by specific cell-to-cell interactions or other molecular signals. These signals trigger a change in the cell’s genetic profile, causing specific genes to become active and others to become inactive. As a result, the cell develops specialized structures, features and functions representative of its differentiated cell type.

There are many types of stem cells in the human body. These stem cells are found in different concentrations and in different locations in the body during a person’s lifetime. Current thinking suggests that each organ and tissue in the body is founded, maintained and possibly rejuvenated to different degrees, on a more or less continual basis, by specific stem cell populations naturally present in the body. Types of stem cells include:

Hematopoietic stem cells. Hematopoietic, or blood, stem cells reside in the bone marrow, umbilical cord and placenta. They can also be found in an infant’s umbilical cord as well as circulating in very small numbers in the blood. Hematopoietic stem cells generate all other blood and immune system cells in the body.

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

Bone marrow transplantation is a medical procedure in which hematopoietic stem cells are introduced into the body in order to regenerate healthy, functioning bone marrow. In this procedure, stem cells are obtained from a donor through a surgical procedure to remove approximately one liter of bone marrow. The donated bone marrow, including any “captured” stem cells, is then transfused into the patient. Stem cells for transplantation may also be obtained from peripheral blood or umbilical cord blood donations. Sometimes the stem cells used in the procedure are obtained from the patient’s own bone marrow or blood.

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

In the past decade, several public and private cord blood banks have been established to provide for the collection and preservation of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is preserved and made available for a significant fee to anyone who needs it in the future. We do not currently collect or store donated cord blood units. Private, or family, cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is preserved and made available to the family in the event the family needs stem cells for a transplant. Stem cells have been successfully recovered from cord blood after at least fifteen years of storage in liquid nitrogen. However, these cells may be able to retain their usefulness at least as long as the normal life span of an individual.

CORD

Services Provided By Cord

Cord’s customers are typically expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member.  Through partnering with Bergen Community Regional Blood Center, Cord is able to provide services to collect, test, process and preserve umbilical cord blood.

Private cord blood banking has been growing in acceptance by the medical community and has become increasingly popular with families. For an initial fee of approximately $1,695 and an annual storage fee of approximately $125 for each year thereafter, we provide the following services to each customer:

Collection. We provide a kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

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

Explanation of Material Agreements

Blood Bank Service Agreement

Pursuant to our Service Agreement with Bergen Community Regional Blood Center (“Bergen”), the blood center tests all cord blood received from Cord and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. Bergen is compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month. Our agreement with Bergen runs through June 30, 2012.  However, our agreement may be terminated by either party on 90 days notice.

Several other blood centers also provide the services currently provided to us by Bergen. If our agreement with Bergen were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

We are responsible for securing the proper collection and transportation of the cord blood to Bergen. Bergen is responsible for the proper testing, processing and storage of the cord blood delivered to it. Upon request by customer or a customer’s physician for release of stored cord blood or termination of our agreement, Bergen is not responsible for any cord blood once it is properly released to a courier or delivery service.

Our agreement with Bergen requires both parties to maintain commercial general liability insurance in amounts of not less than $1,000,000 per incident and $3,000,000 annual aggregate amount. Our agreement provides that each party will indemnify the other from its respective acts, errors or omissions in performing its respective obligations under the agreement.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past two years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord and certain of its competitors alleging infringement of its patents. Management of Cord determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. Cord is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. On October 13, 2006, Cord entered into an Asset Purchase Agreement with Vita34 for the assets of CorCell, Inc Corcell, Inc. is not PharmaStem licensed. At date of issue of this 10-KSB, CorCell and PharmaStem have not agreed on a patent license.

Cornell Capital Transactions

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

On September 9, 2005, CBAI re-paid $1,360,553 in interest and principal on an outstanding loan with Cornell through the proceeds of issuing 3,568,734 shares of common stock. At December 31, 2005, all of the loans relating to the Equity Agreement had been paid.

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

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes were agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200,000 million was increased to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC was increased to September 30, 2006. Third, CBAI waived the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement has been reduced to 56,543,966.

On October 13, CBAI entered into an agreement with Cornell. The agreement adjusts certain terms as a result of such issuances by the company described below: Secured Convertible Debenture issued on September 9, 2005; Secured Convertible Debenture issued on December 23, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Pursuant to the agreement, the following changes have been agreed to by both parties: The Conversion Price (as defined in the Convertible Debentures) shall be adjusted pursuant to Section 3(c)(iv) of the convertible debentures such that the Conversion Price in effect from this date forward shall be equal to $0.101 per share.  The Warrant Exercise Price and the number of Warrant Shares (each as defined in the warrants) shall be adjusted pursuant to Section 8(a) of the Warrant such that the Warrant Exercise Price in effect from this date forward shall be equal to $0.101 per share. All other terms and conditions of the referenced agreements remain unchanged. In addition, Cornell converted $25,000 of its Note in exchange for CBAI issuing 299,043 common shares from treasury at a share price of $0.084.

On November 27, 2006, Cornell converted a further $50,000 of its Note in exchange for CBAI issuing 519,751 common shares from treasury at a share price of $0.0962. At December 31, 2006, the outstanding balance on the Note payable to Cornell was $4,925,000.

Strategic Working Capital Fund Transaction

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

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note.  As of December 31, 2006 the outstanding balance on the note including accrued and unpaid interest was $288,685.

Collections Factoring

On September 5, 2006, we received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At December 31, 2006, the outstanding principal balance was $88,774.

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

We help potential customers find non-commercial resources to provide further information about stem cells and their uses in medical treatment and cord blood banks. The most referred sources include: The Parents Guide to Cord Blood (www.parentsguidecordblood.com), the National Institute of Health (www.nih.gov) and the National Marrow Donor Program (www.marrow.org). Our marketing campaigns are designed to capture as many qualified leads as possible so as to enable us to educate potential customers about their storage options. Our marketing campaign focuses on the following: personal referrals, professional referrals, internet advertising, print advertising, direct mail, baby fairs and public relations.

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

All of our marketing efforts are designed and implemented by our employees. Our website was designed and is maintained and hosted by Gecko Media, Inc. Stephen Weir, a director of CBAI, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Because of our internet presence, our marketing efforts are worldwide in scope. Nevertheless, virtually all of our customers reside in the United States.

Competition

Our competitors in the cord blood preservation industry include the approximately 24 other national private family cord blood banks in the United States, including Viacell, California Cryobank, Cbr Systems (Cord Blood Registry), Cryo-Cell International,  LifeBankUSA, and New England Cord Blood Bank. These companies privately store umbilical cord blood on a fee basis. Some of our competitors, such as Cryo-Cell, charge a lower price for their services than we do. Other competitors such as Viacell and Cbr Systems may have greater financial resources than we do. There are also more than fifty public cord blood banks throughout the world, including the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank and Duesseldorf Cord Blood Bank. These competitors accept and store cord blood for little or no compensation, but charge a significant fee for the retrieval of the cord blood.

Our ability to compete with other private family and public cord blood banks will depend on our ability to distinguish ourselves as a leading provider of quality cord blood banking services. We believe that three factors distinguish our services. First, unlike many of our larger competitors, we have entered into a Patent License Agreement with PharmaStem.  We believe this ensures our ability to continue to provide cord blood banking services to our customers. Second, unlike many of our competitors, our initial fee covers all services for the first year, including collection, transportation, testing, processing and preservation of the cord blood. Several of our competitors do not include all of these services in their initial fee. Finally, we provide individualized services to all of our customers. At the time of enrollment, each customer is assigned their own customer service representative, referred to as a “cord partner.”  The cord partner is available to their customers 24 hours per day, 7 days per week, via a toll free pager number. Each cord partner is trained not only to handle all customer inquires, but to communicate with labor and delivery staff in the event questions arise before, during or subsequent to delivery of the child.

Government Regulation

The cord blood banking services provided by us are subject to the Food and Drug Administration regulations requiring infectious disease testing.  The cord blood facility we use has registered with the FDA as a cord blood banking service, has listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability.  We believe that we are in compliance with existing regulatory requirements.

BODYCELLS

BodyCells, is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy.

PROPERTIES

Properties holds all of the trademarks and other intellectual property of Cord Blood and its subsidiaries. The trademarks were applied for in the fourth quarter of 2004. The trademark, “Cord Partners” was registered with the United States Patent and Trademark office on January 17, 2006.

FAMILY

Family Marketing, Inc., (“Family”) specializes in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. In the summer of 2006, Company management decided to sell this business and to redeploy resources to other areas.  As a result, on September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Noah Anderson, the President of Family and at the time the Chief Technology Officer of the Company.  Pursuant to the Purchase Agreement, the Company sold all assets including customers, websites and related software and trademarks along with liabilities of Family Marketing to Mr. Anderson, in exchange for a credit of $82,500 against receivables that Cord Partners, Inc., owed Family and the cancellation of $32,500 in severance compensation to Mr. Anderson (the “Sale”).

The primary purpose of Family was to be the internet marketing arm for Cord.  Company management maintains the ability to utilize the services of Family or the services of comparable providers, and expects no adverse financial or strategic impact from the decision to divest of this business unit.

RAIN

Rain was acquired on February 28, 2005 and is in the business of advertising.  Sources of revenue for Rain include:  procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising.

Costs of services associated with the revenues of Rain are as follows:  set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising procured; and media venue fees for sales leads generated via per inquiry advertising.

Advertising And Direct Marketing

Rain offers its advertising and direct marketing customers a range of services including:

•

The placement of advertising in television and radio outlets;

•

The production of advertising content, including television commercials, and radio copy

•

Advertising and marketing consulting services relating to the customer’s marketing campaign.

In performing its advertising agency services, Rain outsources commercial production services to third party production companies.

Rain’s advertising clients are typically small companies for whom its range of services include, in addition to the placement of advertising, a range of consulting services which can include assistance in not only developing an advertising program, but helping the client to design or develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

Competition

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as Integrated Media, Last Second Media, Media Associates, RevShare, Mercury Media, ChoicePoint Precision Marketing and E&M Advertising generally serve large corporations.  We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors.  Most of our advertising clients are smaller companies that would not typically be sought by the major advertising and marketing companies.

Our customers compete with products of many large and small companies, including well-known global competitors.  We market our customers with advertising, promotions and other vehicles to build awareness of their brands in conjunction with an extensive sales force including direct response advertising.  We believe this combination provides the most efficient method of marketing for these types of products.  We believe that we gain a certain level of competitive advantage by utilizing cost savings from our direct response advertising sector for multiple customers.

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

Dependence on One or a Few Major Customers

Currently Rain is dependent on a few large customers, Including Tax, Inc., Debt Relief USA, Merit Financial and Mobile Sidewalk.

Employees

At present, we employ five full time employees and one part-time employee.  Our full time employees include our Chairman of the Board and Chief Executive Officer, and customer service and sales personnel.  We believe our relations with all of our employees are excellent.

Reports to Security Holders

CBAI makes news releases, financial and other information available on it’s Corporate website at www.cordblood-america.com. There is a direct link to all of CBAI’s Securities and Exchange Commissions filings via the EDGAR database on the Corporate website. CBAI’s annual reports on Form 10-KSB, quarterly reports on form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible from the link free of charge or by going directly to http://www.sec.gov. The public may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

ITEM 3. LEGAL PROCEEDINGS

Merrill Corporation v. CBAI and Cord Partners

In June 2005, we received a complaint filed in the United States District Court of the Western District of Washington by Merrill Corporation, a Minnesota corporation, naming as defendants CBAI and Cord Partners. The complaint alleges that the defendants owe Merrill Corporation, the Plaintiff, $109,000 for work performed and products provided plus attorneys’ fees, costs, applicable service charges and penalties. The complaint seeks judgment in the principal amount, plus applicable service charges and penalties; an award of post-judgment interest on all amounts; attorney’s fees and costs and for such other and further relief as the Court deems just and equitable.

In January 2006, both parties executed a Settlement and Release Agreement (“Agreement”) to compromise and settle the litigation.  Pursuant to the Agreement, Cord Blood paid Merrill Corporation $109,000 in cash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

2005	High	Low	2006	High	Low
First Quarter	$0.31	$0.16	First Quarter	$0.20	$0.13
Second Quarter	$0.66	$0.08	Second Quarter	$0.27	$0.13
Third Quarter	$0.70	$0.22	Third Quarter	$0.15	$0.07
Fourth Quarter	$0.24	$0.18	Fourth Quarter	$0.15	$0.09

 As of December 31, 2006, options to purchase 5,461,189 shares of our common stock were outstanding. As of December 31, 2006, warrants to purchase 23,570,000 shares of our common stock were outstanding. As of December 31, 2006, approximately 18,000,000 shares of our common stock are believed to be capable of being sold or transferred without registration under the Securities Act of 1933.

Holders of Common Stock

As of December 31, 2006, we had approximately 950 shareholders of record of our common stock and 45,554,439 shares of our common stock were issued and outstanding.

Dividends

We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit the ability of us to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

On April 2, 2004, we declared and paid a two for one stock split, effected as a stock dividend, to all of our shareholders.

Equity Compensation Plan

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
PLAN CATEGORY	(A)	(B)	(C)

Equity compensation plans approved by security holders	5,461,189	$ 0.28	2,538,811

Equity compensation plans not approved by security holders	None	None	None

Total	5,461,189	$ 0.28	2,538,811

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cord Blood is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate two core businesses:

•

the umbilical cord blood stem cell preservation operations that are conducted by Cord Partners, Inc. (“Cord”)

•

the television and radio advertising operations that are conducted by Career Channel, Inc. D/B/A Rainmakers International (“Rain”)

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. The company’s corporate headquarters are located in Los Angeles, California. All cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. We provide the following services to each customer:

•

Collection Materials. We provide a medical kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

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

•

Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type.  The maternal blood sample is tested for infectious diseases. We report these results to the newborn’s mother.

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

The television and radio advertising operations provide advertising and direct marketing customers a range of services including:

•

the placement of advertising in television and radio outlets

•

the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies

•

advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

A majority of Rain’s revenues are realized via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with whom we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California. Rain’s operations are located in Carlsbad, CA.

Consolidation

Effective February 28, 2005, Cord Blood entered into a purchase and sale agreement to purchase 100% of the outstanding shares of Rain through a share exchange.  Because Cord Blood and Rain were entities under common control, this transaction was accounted for in a manner similar to a pooling of interests.  The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood for all of their outstanding shares of Rain.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We had net losses of $5,688,732 for the year ended December 31, 2006.  We had an accumulated deficit of approximately $13,800,000 and a working capital deficit of approximately $6,900,000 as of December 31, 2006.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.  Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•

determination of the level of allowance for bad debt;

•

deferred revenue; and

•

revenue recognition

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, advertising, commercial production and internet lead generation. Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment, as received. Deferred revenue for Rain consists of payments for per inquiry leads that have not yet been delivered or media buys that have not yet been placed.

Revenue Recognition

We recognize revenue under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition”. Cord provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force (Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities. Cord elected early adoption of EITF 00-21.

Cord Blood recognizes revenue from both enrollment fees and processing fees upon the completion of processing. Storage fees are recognized ratably over the contractual storage period, unless the customer enrolls in the Annual Payment Option. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment as received.

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain’s advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain’s advertising production service revenue is derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign.

During the first quarter of fiscal 2005, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from packaged advertising services provided to our clients. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Gross” basis. Prior to the first quarter of 2005, we reported such revenues on a “Net” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

Our revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

Results Of Operations For The Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005

For the year ended December 31, 2006, revenue from continuing operations increased 57% to approximately $3.3 million, compared to approximately $2.1 million for the year ended December 31, 2005. There was a slight increase in revenue in Cord but the majority of the increase was due to increased revenue of Rain.

We believe Rain experienced an increase in revenue due to:

•

a number of existing customers increasing their direct response weekly budgets after successful campaigns on national radio and television outlets with Rain;

•

the Company’s shift in focus to more media buys and less per inquiry buys; and

•

the addition of two new major customers, Debt Relief USA and Mobile Sidewalk

For the year ended December 31, 2006, cost of services increased 76% to approximately $3.0 million compared to approximately $1.7 million for the year ended December 31, 2005. $350,000 of the increase relates to the issuance of common shares to a major supplier of Cord as a show of good faith (see Item 7, Financial Statements, Note 13 – Stockholders’ Deficit). The balance of the increase was due to costs directly associated with increased sales of Rain. In addition, the shift in revenue mix within Rain from per inquiry buys to media buys resulted in incremental increases in the cost of services.

For the year ended December 31, 2006, gross profit decreased 20% to approximately $281,000 compared to approximately $352,000 for the year ended December 31, 2005. Excluding the $350,000 relating to the issuance of shares referred to in the preceding paragraph, gross profit would have increased 80% to approximately $631,000. This is primarily due to the increase in revenues. However, the gross margins on media buys are less than per inquiry buys within Rain, Cord increased its overall prices thereby increasing gross margins by approximately 2 percentage points. Because both revenue and cost of services increased at the same rate, gross profit increased at the same rate, as well.

For the year ended December 31, 2006, administrative and selling expenses decreased 19% to approximately $3.8 million as compared to approximately $4.7 million for the year ended December 31, 2005.

Administrative and selling expenses decreased primarily as a result of cost cutting measures taken to preserve cash. First, compensation expense decreased by approximately $224,000 in 2006, as the Company reduced its labor force within the year by six people in Cord, offset by one additional hire in Rain. This should have a greater impact in 2007 as the effect of the layoffs will be for a full year. The Company cut its marketing costs by approximately $81,000, along with a further $9,000 in advertising. The Company also substantially decreased its activities with investor relations firms, resulting in a decrease in expenditures of approximately $175,000. Professional fees declined by approximately $307,000; in 2005, the Company performed a multi-year audit as a consequence of acquiring Rain. Finance charges and fees decreased by approximately $320,000 primarily due to one-time fee arrangements incurred in 2005. Similarly, the Company incurred capital-raising fees in 2005 of $241,000, the extent of which was not repeated in 2006. Independent contractor expenses increased by approximately $163,000 as the Company engaged a new contractor in January for numerous business channels. Insurance expense increased by approximately $20,000 and the Company had a net increase in its bad debt reserves of approximately $31,000. Depreciation and amortization increased by approximately $32,000, partly due to the amortization of customer contracts relating to the acquisition of Cryobank. There were smaller increases in various expenses, including web hosting and travel, for a total of approximately $200,000, to account for the total decrease in administrative and selling expenses for the year of approximately $900,000.

For the year ended December 31, 2006, interest expense increased 13% to approximately $2,112,000 as compared to approximately $1,868,000 for the year ended December 31, 2005. The increase was in relation to promissory notes issued as part of an equity distribution agreement and interest on a convertible debenture agreement.

Financial Condition And Results Of Operations as of December 31, 2006

As of December 31, 2006, total assets decreased 67% to $731,000, compared to approximately $2.2 million as of December 31, 2005. Items of significant decrease included a 99% decrease in cash and a 70% decrease in accounts receivable. The decrease in cash was due to the Company continuing to incur significant losses. The Company also acquired certain Cryobank assets (see Item 7, Financial Statements, Note 3, Acquisition of Cryobank assets), resulting in an increase in customer contracts and relationships of approximately $234,000.

As of December 31, 2006, total liabilities increased 27% to approximately $6,945,000 as compared to approximately $5,471,000 as of December 31, 2005. Significant items include increases in accounts payable and accrued expenses of approximately 151%, to approximately $1,291,000, which is attributable to the Company’s substantial decrease in cash and its being forced to stretch payments. There was also a 14% increase in promissory notes payable, or approximately $664,000 which is primarily as a result of the Company raising a further $415,000 during the year.

At December 31, 2006, we had a working capital deficit of approximately $6.9 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future.

Business Outlook

We are currently engaged in many new programs at various stages that we believe will have a positive impact on the future of Cord Blood. We are constantly seeking new and improved ways to produce positive financial results that are complimentary to our business. We are also focused on refining our current programs. Below is a discussion of those programs and strategies.

Cord

The acquisition of the CorCell operating entity includes established relationships with various health care insurance providers.   We believe this sales channel provides a significant opportunity to grow the umbilical cord blood business profitably versus other organic means previously deployed by the company.

One of the challenges we encounter in acquiring new customers is the relative immaturity of the knowledge or information directed to the customer.  Through these insurance relationships, we are able to share information via a trusted partner that is focused on the customer.  To date, CorCell has established Agreements with three health care insurance providers.  Our efforts will continue to be geared towards the penetration of these accounts through the use of direct sales, advertising and promotional materials.  We also believe there is potential to leverage the existing relationships with new providers as they are able to examine first hand the success of these already established programs.

Rain

Throughout much of 2006, Rain focused on the development of a new sales channel, referred to as “remnant radio”, which is unsold radio inventory from radio networks that is available at a deeply discounted rate.

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

Completion of Acquisition or Disposition of Assets

Cyrobank

On January 24, 2006, CBAI completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation, for the purchase price of $120,000 in cash and $140,000, or 703,518, unregistered shares of CBAI's common stock . The acquisition related to our collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples.

CorCell

Subsequent to December 31, 2006, CBAI completed the acquisition of specific assets from CorCell, Inc., a Delaware corporation, (“CorCell”) for the aggregate purchase price of $1,841,308 in cash and $2,319,078 value paid in restricted common stock of the Company. At December 31, 2006 the Company had issued 2,563,636 shares of common stock valued at $300,000 as deposit on the acquisition. The acquisition related to existing customer samples owned by CorCell and the associated operations of CorCell, which predominantly is the current customer base and its related revenues.

Subsequent to December 31, 2006, and related to this transaction, the Company entered into a Promissory Note with CorCell whereby, the Company (i) issued to CorCell a Promissory Note bearing interest at the rate of 10.5% with an aggregate principal amount of $250,000, due 4 months from the date of issuance, unless redeemed prior thereto by CorCell.  The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. CorCell was also granted 1,666,667 shares of restricted common stock of the Company as collateral.

Subsequent to December 31, 2006, and related to this transaction, the Company entered into a Convertible Note with CorCell. Pursuant to the Convertible Note, the Company (i) issued to CorCell a Convertible Note bearing interest at the rate of 9% with an aggregate principal amount of $212,959, due 6 months from the date of issuance, unless redeemed prior by CorCell. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, we accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. However, with the adoption of SFAS No. 123(R), there will be an increase in compensation expense however, the increase has not had a material impact on our results of operations or our cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

April 12, 2007

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS
Current assets:
Cash	$21,566
Accounts receivable, net of allowance for doubtful accounts of $12,811	45,087
Total current assets	66,653
Property and equipment, net of accumulated depreciation and amortization of $29,539	15,115
Deposits	22,933
Prepaid expenses	659
Customer contracts and relationships, net of amortization of $20,051	233,934
Domain name, net of amortization of $31	369
Deferred costs, note 13	91,000
Deposit on CorCell acquisition, note 16	300,000
Other assets	670
Total assets	$731,333
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$731,019
Accrued expenses	626,503
Deferred revenue	264,609
Due to stockholders	45,183
Capital lease obligations, current portion	5,061
Promissory notes payable, net of unamortized discount of $285,151	5,273,055
Total current liabilities	6,945,430
Capital lease obligations, net of current portion	1,948
Total liabilities	6,947,378
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 88,118,075 shares issued and outstanding	8,811
Additional paid-in capital	26,973,756
Deferred Consideration	(2,813,029)
Common stock held in treasury, 39,000,000 shares	(16,560,000)
Accumulated deficit	(13,825,583)
Total stockholders’ deficit	(6,216,045)
Total liabilities and stockholders’ deficit	$731,333

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005

Revenue	$3,328,336	$2,099,463
Cost of services	3,047,423	1,747,244
Gross Profit	280,913	352,219

Administrative and selling expenses	3,816,565	4,679,793

Loss from operations	(3,535,652)	(4,327,574)

Interest expense	(2,112,505)	(1,867,844)
Other income	2,755	7,433

Net loss before income taxes	(5,645,402)	(6,187,985)

Income taxes	0	0

Loss from Continuing Operations	(5,645,402)	(6,187,985)
Discontinued Operations (see Note 14)	(43,330)	61,854
Net Loss	$(5,688,732)	$(6,126,131)
Basic and diluted loss per share:
Continuing operations	$(0.14)	$(0.18)
Discontinued operations	(0.00)	0.01
Net Loss	$(0.14)	$(0.17)
Weighted average common shares outstanding	41,469,655	35,261,989

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Consideration	Accumulated Deficit
	Shares	Amount					Total

Balance, December 31, 2004	26,599,777	$3,713	$419,112	-	$-	$(2,010,720)	$(1,587,895)
Sale of common stock	185,000	18	52,982	-	-	-	53,000
Issuance of common stock upon loan conversion	3,568,734	357	1,360,196	-	-	-	1,360,553
Recapitalization of Cord to RainMakers	2,485,823	(804)	804	-	-	-	-
Stock issued for services	4,832,523	483	999,152	-	-	-	999,635
Shares issued as compensation	800,000	80	127,920	-	-	-	128,000
Issuance of debt with detachable warrants	-	-	4,339,068	-	(4,339,068)	-	-
Issuance of debt with conversion features	-	-	200,000	-	-	-	200,000
Issuance of options to employees	-	-	113,153	-	(113,153)	-	-
Warrant exercise	1,000,000	100	199,900	-	-	-	200,000
Issuance of options for services	-	-	995,172	-	(995,172)	-	-
Treasury shares	34,000,000	3,400	11,556,600	(11,560,000)	-	-	-
Amortization of deferred consideration	-	-	-	-	1,531,810	-	1,531,810
Net Loss	-	-	-	-	-	(6,126,131)	(6,126,131)
Balance, December 31, 2005	73,471,857	7,347	20,364,059	(11,560,000)	(3,915,583)	(8,136,851)	(3,241,028)
Issuance of common stock upon loan conversion	818,794	82	74,918				75,000
Stock issued for services	321,270	32	49,218				49,250
Shares issued for Cryobank asset purchase	703,518	70	139,930				140,000
Shares issued in connection with debt	500,000	50	59,950				60,000
Shares issued in connection with modification of debt terms	1,239,000	124	136,166				136,290
Shares issued to vendor	2,500,000	250	349,750				350,000
Shares issued as deposit on CorCell acquisition	2,563,636	256	299,744				300,000
Shares issued as fees in connection with raising capital	1,000,000	100	90,900				91,000
Share based compensation			251,313				251,313
Treasury shares	5,000,000	500	4,999,500	(5,000,000)			-
Amortization of deferred consideration			158,308		1,102,554		1,260,862
Net Loss						(5,688,732)	(5,688,732)
Balance, December 31, 2006	88,118,075	$8,811	$26,973,756	(16,560,000)	$(2,813,029)	$(13,825,583)	$(6,216,045)

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows from Operating Activities
Net Loss	$ (5,688,732)	$ (6,126,131)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of stock for services and interest	535,540	999,635
Conversion feature	-	200,000
Loan costs paid in cash	-	(416,790)
Amortization of loan costs	-	63,025
Share based compensation	251,313	128,000
Amortization of deferred consideration	1,260,862	1,531,810
Provision for uncollectible accounts	19,420	(25,377)
Depreciation	39,752	8,463
Amortization of debt discount	165,784	25,855
Loss on disposal of assets	16,354	-
Changes in operating assets and liabilities
Accounts receivable	89,867	(29,595)
Other assets	6,729	(8,929)
Accounts payable	663,023	(72,241)
Accrued expenses	403,344	(25,173)
Deferred revenue	30,767	8,120

Net cash used in operating activities	(2,205,977)	(3,739,328)
Cash Flows from Investing Activities
Purchase of property and equipment	(16,083)	(10,110)
Acquisition of Cryobank	(120,000)	-
Redemption of certificates of deposit	-	75,000

Net cash (used in) provided by investing activities	(136,083)	64,890
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	415,000	6,360,553
Payments on notes payable	(31,794)	(1,000,000)
Payments on capital lease obligations	(804)	(2,034)
Net repayments on line of credit		(6,484)
Proceeds from advance from officer	15,974	-
Payments on advance from officer	(49,937)	(19,442)
Proceeds from issuance of common stock		236,816

Net cash provided by financing activities	348,439	5,569,409

Net (decrease) increase in cash and cash equivalents	(1,993,621)	1,894,971

Cash and Cash Equivalents, beginning of year	2,015,187	120,216

Cash and Cash Equivalents, end of year	$ 21,566	$ 2,015,187

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,482	$ 220,022
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Discount on issuance of debt with detachable warrants	$ -	$ 4,339,071
Debt and accounts payable repaid through issuance of common stock	$ -	$ 1,360,553
Shares issued for purchase of Cryobank assets	$ 140,000	$ -
Shares issued for debt issuance costs	$ 60,000	$ -
Shares issued to vendor	$ 350,000	$ -
Shares issued as deposit for Corcell	$ 300,000	$ -
Shares issued as fees for raising capital	$ 91,000	$ -

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI", or “the Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's headquarters are located in Los Angeles, California. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc. ("Cord"), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain") and Family Marketing, Inc. ("Family"). CBAI and its subsidiaries engage in the following business activities:

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

•

Family specialized in delivering leads through internet based lead generation to corporate customers in the business of family based products and services. Family was disposed of through a sale, which was completed in the third quarter of this year. (see Note 14, Discontinued Operations)

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern. CBAI continues to search for additional capital to allow it to focus on successfully reaching its objectives and being profitable (see Note 16, Subsequent Events).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of Cord Blood America, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $13,800,000 as of December 31, 2006. In addition, CBAI has consumed cash in its operating activities of approximately $2,200,000 for the year ending December 31, 2006 and has a working capital deficit of approximately $6,900,000 as of December 31, 2006. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and expects to continue to raise funds through debt and equity instruments. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. As well the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, BodyCells, Properties, Rain and Family. Significant inter-company balances and transactions have been eliminated upon consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Cash equivalents

The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, advertising, commercial production and internet lead generation. Accounts receivable relating to deferred revenues are netted against deferred revenues for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred while major replacement and improvements are capitalized as additions to the related assets. Sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the related asset and accumulated depreciation accounts with any gain or loss credited or charged to income upon disposition.

Intangible Assets

Intangible assets include customer contracts and relationships, and a domain name acquired as part of the acquisition of Cryobank assets in 2006 (Note 3). Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2007:$25,300; 2008: $23,800; 2009: $22,300; 2010: $20,800; 2011: $19,300.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. For Cord customers who have enrolled in the Annual Payment Option, revenue is recognized in the amount of each payment, as received. Deferred revenue for Rain consists of payments for per inquiry leads that have not yet been delivered or media buys that have not yet been placed.

Warrants and Beneficial Conversion Features

During 2005, the Company issued warrants in connection with the issuance of convertible debt. The unamortized portion of the value of the warrants and the beneficial conversion feature of the debentures is presented as deferred consideration in the statement of stockholders’ equity, as management believes the presentation as a discount against notes payable would reduce the carrying amount of the liability to a level that would be misleading. Amortization of the warrants and the beneficial conversion feature are presented as a component of interest expense.

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

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", (“EITF 99-19”).

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

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, the labs’ processing fees, and royalties. Cord expenses costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

Advertising

Advertising costs are expensed when incurred. Advertising expense totaled approximately $756,000 and $731,000 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2006.

Accounting for Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to January 1, 2006, it accounted for share-based compensation with employees using the intrinsic value based method of accounting, under which no compensation expense was recognized for stock option awards granted at fair market value. With the adoption of SFAS No. 123(R), there was an increase in compensation expense. The increase has had an impact on the results of operations but not on cash flows. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards in 2005:

Year Ended
December 31,
2005
Net loss, as reported	$(6,126,131)
Add: stock-based compensation expense included in reported net loss net of related tax effects	15,226
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(102,179)
Pro forma net loss	$(6,213,084)
Basic and diluted loss per common share, as reported	$(0.17)
Basic and diluted loss per common share, pro forma	$(0.18)

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 41,469,655 and 35,261,989 for the years ended December 31, 2006 and 2005, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Concentration of Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet their contractual obligations to be similarly affected by changes in economic or other conditions described below.

Relationships and agreements which could potentially expose the Company to concentrations of credit risk consist of the use of one source for the processing and storage of all umbilical cord blood and one source for the development and maintenance of a website. The Company believes that alternative sources are available for each of these concentrations.

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depositary insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits. To date, the Company has not experienced any such losses, and believes it is not exposed to any credit risk related to such balances.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting or the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment of retained earnings. The Company has not yet determined the financial statement impact of adopting FIN 48.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ( SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

Note 3. Acquisition of Cryobank Assets

On January 13, 2006, Cord, a Florida corporation and wholly-owned subsidiary of CBAI, a Florida corporation, completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation ("Cryobank"), for the purchase price of $120,000 in cash and $140,000 in stock, or 703,518, unregistered shares of CBAI's common stock (the "Acquisition"). The Acquisition related to collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples. $254,386 of the purchase price was allocated to customer contracts and relationships, which are being amortized over 18 years. The balance of the purchase price was allocated to property and equipment. Pursuant to the terms of the acquisition agreement, CBAI registered the resale of the common stock Cryobank received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2006.

Note 4. Property and Equipment

         At December 31, 2006, property and equipment consist of:

	Useful Life (Years)

Furniture and fixtures	5	$ 11,132
Computer equipment	3	18,827
Freezer equipment	2	14,695
		44,654
Less accumulated depreciation		29,539

		$ 15,115

For the years ended December 31, 2006 and 2005, depreciation expense totaled $19,669 and $8,463 respectively.

Note 5. Accrued Expenses

The components of accrued expenses at December 31, 2006 are summarized as follows:

Accrued salaries and benefits	$47,167
Accrued interest	500,000
Deferred Rent	11,006
Accrued professional fees and other	68,330
$626,503

Note 6. Capital Lease Obligations

Through December 31, 2006, Cord Blood entered into capital leases for computer equipment. The capital leases expire at various dates in 2007, 2008 and 2009. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At December 31, 2006 and 2005, these leased assets are included in property and equipment as computer equipment amounting to $13,420 and $12,933 respectively.

Accumulated amortization and amortization expense related to these assets amounted to $11,729 and $4,259, respectively,as of and for the year ended December 31, 2006. Accumulated amortization and amortization expense amounted to $7,470 and $6,850, respectively, as of and for the year ended December 31, 2005. Amortization expense is included as a component of depreciation expense. As of December 31, 2006, future minimum lease payments under capital lease obligations are as follows:

TWELVE-MONTHS ENDED DECEMBER 31,
2007	$7,490
2008	1,696
2009	237
Total minimum lease payments	9,423
Less amounts representing interest	(2,414)
7,009
Less current portion	(5,061)
$1,948

Note 7. Notes and Loans Payable

At December 31, 2006, notes and loans payable consist of:

Secured Convertible Debenture payable to Cornell Capital Partners, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	$ 4,925,000
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	294,432
Secured promissory note payable to Bergen Community Regional Blood Center, interest at 12% per annum, repayable in twelve monthly installments, due November 7, 2007	250,000
Advance on credit card sales	88,774
5,558,206
Less: unamortized discount	285,151

$ 5,273,055

Following are the significant terms of the above notes and loans payable:

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

On September 9, 2005, CBAI re-paid $1,360,553 in interest and principal on an outstanding loan with Cornell through the proceeds of issuing 3,568,734 shares of common stock. At December 31, 2005, all of the loans relating to the Equity Agreement had been paid.

On December 26, 2005, CBAI and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement stated that Cornell would purchase $5,000,000 of secured convertible debentures, which were convertible into shares of CBAI's common stock. $3,500,000 was funded as of September 9, 2005, and $1,500,000 was funded on December 28, 2005. The interest rate remains at 10% per annum and the principal together with accrued but unpaid interest is due on December 23, 2008.

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

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes were agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200,000 million was increased to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC was increased to September 30, 2006. Third, CBAI waived the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement has been reduced to 55,840,448.

On October 13, 2006, CBAI entered into an agreement with Cornell. The agreement adjusts certain terms as a result of such issuances by the company described below: Secured Convertible Debenture issued on September 9, 2005; Secured Convertible Debenture issued on December 23, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Pursuant to the agreement, the following changes have been agreed to by both parties: The Conversion Price (as defined in the Convertible Debentures) shall be adjusted pursuant to Section 3(c)(iv) of the convertible debentures such that the Conversion Price in effect from this date forward shall be equal to $0.101 per share.  The Warrant Exercise Price and the number of Warrant Shares (each as defined in the warrants) shall be adjusted pursuant to Section 8(a) of the Warrant such that the Warrant Exercise Price in effect from this date forward shall be equal to $0.101 per share. All other terms and conditions of the referenced agreements remain unchanged. In addition, Cornell converted $25,000 of its Note in exchange for CBAI issuing 299,043 common shares from treasury at a share price of $0.084.

On December 8, 2006, Cornell converted a further $50,000 of its Note in exchange for CBAI issuing 519,751 common shares from treasury at a share price of $0.0962. At December 31, 2006, the outstanding balance on the Note payable to Cornell was $4,925,000.

Bergen

On November 7, 2006, Bergen Community Regional Blood Center (“Bergen”), one of the Company’s principal suppliers, converted $250,000 of the amount due from CBAI into a promissory note payable. The note accrues interest at the rate of 12% per annum and is repayable in twelve equal monthly installments of principal. The promissory note is due November 7, 2007. Bergen has the right to accelerate the maturity at any time. In addition, CBAI issued 2,500,000 common shares from treasury to Bergen. It has also pledged as security 5,000,000 common shares to be held in escrow.

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

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note.  As of December 31, 2006 the outstanding balance on the note including accrued and unpaid interest was $294,432.

Advance on Credit Card Sales

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At December 31, 2006, the outstanding principal balance was $88,774.

Note 8. Commitments and Contingencies

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

Pharmastem

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The

Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the year ended December 31, 2006 and 2005, Cord incurred $211,395 and $192,500 respectively, in royalties to the Patent License Agreement. At December 31, 2006,  $157,344 is included in accounts payable relating to these fees.

Operating Leases

CBAI leases office space, computer software and office equipment which expires at various times through 2011. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2006, are as follows:

2007	$108,729
2008	104,003
2009	68,325
2010	7,892
2011	7,892
$296,841

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $11,006, which is included in accrued expenses in the accompanying Balance Sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $120,527 and $98,300 for the years ended December 31, 2006 and 2005, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into one-year employment agreements with three executive officers, Matthew L. Schissler, Sandra D. Anderson and Noah J. Anderson (the "Executive Agreements"). Pursuant to the Executive Agreements with Matthew L. Schissler, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000, which is included in accrued expenses as part of wages payable in the accompanying Balance Sheet, as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.

Pursuant to the Executive Agreement with Sandra Anderson, Ms. Anderson will serve as Chief Financial Officer of CBAI at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Ms. Anderson to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits. Ms. Anderson is subject to non-competition and confidentiality requirements. CBAI may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement, CBAI shall pay to Ms. Anderson an amount in cash equal to the sum of her Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement). On September 8, 2006 CBAI notified Ms. Anderson of its intention to cancel its contract with her effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

Pursuant to the Executive Agreement with Noah J. Anderson, Mr. Anderson will serve as Chief Technology Officer of CBAI and President of Family at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitles Mr. Anderson to receive a quarterly performance bonus of up to 10% of Gross Profit of Family, a year-end bonus of up to 10% of Net Income of Family as well as certain other benefits. Mr. Anderson is subject to non-competition and confidentiality requirements. CBAI may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Anderson an amount in cash equal to the sum of his Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement). On September 8, 2006 CBAI notified Mr. Anderson of its intention to cancel its contract with him effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for all Board members (five) to receive shares of the Company’s common stock to be issued as compensation for one year of service in 2006, in an amount equal to $10,000. The number of shares is determined by dividing by the closing stock price on January 25, 2006, which was $0.17, and equaled 271,270 shares. Shares issued as compensation for one year of service in 2007 and 2008 will be based on $10,000 divided by the closing stock price on the last business day of 2006 and  2007, respectively.

Acquisition of CorCell

On February 28, 2007, CBAI completed the acquisition of specific assets from CorCell, Inc., a Delaware corporation, for the aggregate purchase price of $1,841,308 in cash and $2,319,078 value paid in common restricted shares of the Company. The Acquisition related to the existing customer samples owned by CorCell, Inc. and associated with the operations of CorCell, Inc., which predominantly is the current customer base and revenues (See Note 16 – Subsequent Events). At December 31, 2006, the Company had issued 2,563,636 shares of common stock valued at $300,000 as deposit on the acquisition.

Note 9. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the year ended December 31, 2006, the officers made additional advances totaling $15,974, and were repaid $49,937, leaving a net balance of $45,183.

Gecko Media

On May 5, 2006, Cord entered into a Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with Gecko Media, a company whose president is a member of the Board of Directors of CBAI. The Web Agreement replaced a prior agreement that expired on March 31, 2006. The 2-year Web Agreement calls for payments of $10,000 per month. As well, at the beginning of each annual term, Gecko Media shares will receive  common stock of CBAI equivalent to a total value of $10,000, based on the closing sales price of CBAI stock on the date of issuance. Subsequent to December 31, 2006, the Company terminated this agreement, prior to the first anniversary date.

Sale of Family Subsidiary

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in Family’s outstanding receivables carried by Cord Partners, Inc., and cancellation of $32,500 in severance compensation (see Note 14, Discontinued Operations).

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

Note 10. Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value based method of accounting under which no compensation expense was recognized for stock option awards granted at fair market value. Stock-based compensation was recognized in the Consolidated Statements of Operations to the extent that options granted had an exercise price below the market value of the underlying common stock on the date of grant. Options granted to non-employees for services were also recognized as an expense over the periods of the services granted based on the fair market value of the options granted.

The Company adopted SFAS No. 123 (revised 2004),  Share-Based Payment  (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during the year ended December 31, 2006 includes stock options granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. Options granted prior to 2005 generally had a vesting period of four years, while options granted in 2005 were either vested immediately or had a one year vesting period.

The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 if we had accounted for its stock plans under the fair value method of accounting under SFAS No. 123:

Net loss, as reported	$ (6,126,131)
Add: stock based employee compensation expense included
in reported net loss net of related tax effects	15,226
Deduct: total stock-based employee compensation expense
determined under the fair value method for all awards,
net of related tax effects	(102,179)

Pro forma net loss	$ (6,213,084)

Basic and diluted loss per common share, as reported	$ (0.17)

Basic and diluted loss per common share, pro forma	$ (0.18)

The weighted average fair value at the date of grant for the options granted during the year ended December 31, 2005 was approximately $0.33 per common share. The Company estimates the fair value of each option at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Risk-free interest rate	4.39%
Expected life	10 years
Dividend yield	0.00%
Volatility	199.74%

The following table summarizes stock option activity for the years ended December 31, 2006 and 2005:

		Weighted Average
	Option Shares	Exercise Price per Share	Contractual Remaining Life, in Years

Outstanding at January 1, 2005	1,750,000	$ 0.25
Granted	4,889,189	0.28
Exercised	-
Expired/Forfeited	-

Oustanding at December 31, 2005	6,639,189	0.28
Granted	-
Exercised	-
Expired/Forfeited	(1,178,000)	0.24

Outstanding at December 31, 2006	5,461,189	$ 0.28	8.1

Exercisable at December 31, 2006	4,423,689	$ 0.29	6.6

Compensation expense relating to stock options for the year ended December 31, 2006 amounted to approximately $251,000, representing the fair value of options granted, amortized on a straight-line basis over the vesting period. At December 31, 2006, option shares outstanding and exercisable had no intrinsic value.

As of December 31, 2006, there was a total of approximately $84,000 of unrecognized compensation expense related to options for which service has not yet been rendered (616,667 shares at a weighted average grant date fair value of $0.14 per share) which is expected to be recognized over the next 2 years.

Note 11. Stock Option and Warrant Agreements

CBAI did not issue any new stock options or warrants during the year ending December 31, 2006.

The following table summarizes the warrants outstanding and exercisable at December 31, 2006:

WARRANTS	EXERCISE	MATURITY
OUTSTANDING	PRICE	DATE
1,000,000	$0.1875	9/16/2009
14,285,000	$0.101	9/9/2010
8,285,000	$0.101	9/9/2010
23,570,000

Note 12. Income Taxes

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

Note 13. Stockholders’ Deficit

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

On January 26, 2006, CBAI issued a total of 703,518 shares to Cryobank for Oncologic and Reproductive Donors as part of an acquisition (see Note 3). The total cash value of the stock on the date of issuance was $140,000.

On February 6, 2006, CBAI issued a total of 271,270 shares to its directors as compensation. The total cash value of the stock on the issue date was $44,760.

On August 2, 2006, CBAI issued 500,000 shares in connection with the loan received from Strategic. (see Note 7, Notes and Loans Payable, Strategic)

On September 30, 2006 CBAI issued 50,000 shares in connection with a speaking engagement for its CEO. The total cash value of the stock on the issue date was $4,500.

On October 13, 2006, CBAI issued 299,043 shares in connection with the conversion by Cornell of $25,000 of its Note.

On November 7, 2006, CBAI issued 2,500,000 shares to Bergen Community Regional Blood Center as a sign of good faith, with a value of $350,000.

On December 6, 2006, CBAI issued 1,239,000 shares to Strategic Working Capital in exchange for receiving a three month extension on Strategic’s put.

On December 8, 2006, CBAI issued a further 519,751 shares to Cornell in connection with an additional conversion of $50,000 of its Note.

On December 18, 2006, CBAI issued 1,000,000 shares to placement agents in connection with the raising of capital, with a value of $91,000.

During the last quarter of 2006, CBAI issued 2,563,636 shares valued at $300,000 as a deposit on the CorCell acquisition.

As of December 31, 2006 CBAI had 49,118,075 shares of Common Stock outstanding. An additional 39,000,000 shares has been issued and remains in the Company’s treasury.

Note 14. Discontinued Operations

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in Family’s outstanding receivables carried by Cord Partners, Inc., and cancellation of $32,500 in severance compensation.

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable.

Following is a summary of the discontinued results of operations and the loss on sale of Family for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
Revenue	$558,260	$178,060
Cost of services	135,240	16,939
Operating Expenses	340,520	99,267
Net Income (Loss) from Discontinued Operations	82,500	61,854
Loss on Sale of Discontinued Operations	(125,830)	--
Income (Loss) from Discontinued Operations	$(43,330)	$61,854

Note 15. Segment Reporting

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generated revenues related to internet advertising. (see Note 14, Discontinued Operations). All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the year ended December 31, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,136,549	-	$2,191,787	$3,328,336	$3,328,336
Interest Expense	2,111,686	-	819	2,112,505	2,112,505
Depreciation and Amortization	39,720	-	32	39,752	39,752
Segment Income (Loss)	(5,723,479)	(61,429)	139,506	(5,645,402)	(5,645,402)
Segment Assets	$631,710	96	$99,527	$731,333	$731,333

The table below presents certain financial information by business segment for the year ended December 31, 2005:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$1,089,729	$1,097,734	$2,099,463	$2,099,463
Interest Expense	1,859,688	8,156	1,867,844	1,867,844
Depreciation and Amortization	8,308	155	8,463	8,463
Segment Income (Loss)	(6,191,159)	3,174	(6,187,985)	(6,126,131)
Segment Assets	$2,120,141	$13,850	$2,229,993	$2,229,993

Note 16. Subsequent Events

Acquisition and Related Agreements

Subsequent to December 31, 2006, CBAI completed the acquisition of specific assets from CorCell, Inc., a Delaware corporation, (“CorCell”) for the aggregate purchase price of $1,841,308 in cash and $2,319,078 value paid in restricted common stock of the Company of which 2,563,636 shares valued at $300,000 were issued at December 31, 2006. The acquisition related to existing customer samples owned by CorCell and the associated operations of CorCell, which predominantly is the current customer base and its related revenues.

Subsequent to December 31, 2006, and related to this transaction, the Company entered into a Promissory Note with CorCell whereby, the Company (i) issued to CorCell a Promissory Note bearing interest at the rate of 10.5%
with an aggregate principal amount of $250,000, due 4 months from the date of issuance, unless redeemed prior thereto by CorCell.  The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. CorCell was also granted 1,666,667 shares of restricted common stock of the Company as collateral.

Subsequent to December 31, 2006, and related to this transaction, the Company entered into a Convertible Note with CorCell. Pursuant to the Convertible Note, the Company (i) issued to CorCell a Convertible Note bearing interest at the rate of 9% with an aggregate principal amount of $212,959, due 6 months from the date of issuance, unless redeemed prior by CorCell. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment.

Subsequent to December 31, 2006 CBAI entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLP (“Shelter Island”). Pursuant to the agreement, CBAI (i) issued to Shelter Island a Secured Original Issue Discount Debenture (the “Debenture”) bearing interest at the rate of 11.25% (or Prime +3%) with an aggregate principal amount of $2,300,000 and (ii) delivered 1,000,000 unregistered shares of CBAI’s Common Stock (the “Shares”) to Shelter Island. The Securities Purchase Agreement is due 30 months from the date of issuance. The Securities Purchase Agreement also is subject to acceleration upon an event of default, as defined in the note. Pursuant to the Securities Purchase Agreement, Shelter Island was granted registration rights for the Shares in the event that the Company proposes to register any other shares of its common stock.

Subsequent to December 31, 2006 CBAI entered into an Advisory Fee Agreement, Registration Rights Agreement, Put Option Agreement, and Warrant Agreement with Ascendiant Securities, LLP (the “Ascendiant”). Pursuant to the Securities Purchase Agreement signed with the Shelter Island Opportunity Fund referenced, Ascendiant receives a 3.75% advisory fee for their services.  In addition, they are entitled to the same benefits as Shelter Island Opportunity fund for Registrations Rights, Put Option and Warrant agreements.

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

On December 14, 2005 we engaged the firm of Rose, Snyder and Jacobs. Rose, Snyder and Jacobs was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision of and with the participation of Cord Blood 's management, including Cord Blood 's Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, Cord Blood's Chief Executive and Financial Officer concluded that Cord Blood's disclosure controls and procedures are effective, as of December 31, 2006, to ensure that information required to be disclosed by Cord Blood in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We made changes in our internal control over financial reporting, primarily during the fourth quarter of 2006, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During 2006, our chief financial officer (CFO) resigned from the company. As of the date of this filing, the CFO duties are being carried out by our CEO, supplemented by contract consultants. We currently have a search under way for a permanent CFO.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.	Other Information

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers And Directors

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify.  Our Board of Directors elect our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of April 2, 2007, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Matthew L. Schissler	35	Chairman of the Board and Chief Executive Officer	January 1, 2003 to present
Sandra D. Smith	34	Chief Financial Officer	June 1, 2004 to September 8, 2006
Noah Anderson	26	Chief Technology Officer	June 1, 2004 to September 8, 2006
Joseph R. Vicente	44	Director	April 28, 2004 to present
Stephen Weir	33	Director	April 28, 2004 to February 12, 2007
Gayl Rogers Chrysler	53	Director	August 2005 to December 31, 2006
Timothy McGrath	42	Director	August 2005 to present

Below are the biographies of each of our officers and directors as of April 2, 2007.

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

Joseph R. Vicente, Director, joined Cord Blood in April 2004.  From July 2002 through September 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management.  From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions. He currently serves as Vice President, Corporate Strategy of CBAI, Inc.

Timothy McGrath, Director, joined the Board of Directors for Cord Blood in March 2006.  Mr. McGrath has served in an executive capacity for the past twelve years and is currently the Vice President of Finance and Accounting for BioE, Inc.  From October 1999 thru September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

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

Audit Committee And Financial Expert

As of April 2, 2007, our board of directors has determined that Cord Blood has one audit committee financial expert, Mr. Timothy McGrath, and two committee members serving on its audit committee. Prior to March 1, 2006, Sandra Smith and Matthew Schissler performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. On April 6, 2006, the board adopted its written audit committee charter.

Code Of Ethics

We adopted a Code of Ethics on April 13, 2005.  The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

ITEM 10.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2006 to (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2006; and (ii) the Company's two most highly compensated executive officers other than the CEO who earned more than $100,000 in fiscal year 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Matthew L. Schissler, CEO	2006	$150,000	$25,000	$10,000	$55,068				$240,068
	2005	$125,000	$36,000	0	0				$161,000

The following table sets forth information concerning individual grants of stock options in 2006 to the Named Executive Officers:

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity performance incentive plan awards for each of our named executive officers outstanding as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Matthew L. Schissler	250,000	0	250,000	$0.25	4/29/14
	20,555	0	0	$0.18	7/1/15
	1,600,000	0	0	$0.31	9/12/15
	250,000	0	0	$0.20	12/31/15

COMPENSATION OF DIRECTORS

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Vicente	--	$10,000	--	--	--	--	$10,000
Stephen Weir	--	$10,000	--	--	--	--	$10,000
Gayl Chrysler	--	$10,000	--	--	--	--	$10,000
Joseph R. Vicente	--	$10,000	--	--	--	--	$10,000

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

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2006 are based on the closing stock price on January 25, 2006 divided by $10,000. Shares issued as compensation for one year of service in 2007 and 2008 will be based on the closing stock price of the last business day of 2006 and 2007, respectively, divided by $10,000.

Employment Agreements

On January 1, 2006, we entered into one year employment agreements with executive officer, Matthew L. Schissler. Pursuant to the employment agreement with Matthew L. Schissler, Mr. Schissler serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2006.  The agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits.  Mr. Schissler is subject to non-competition and confidentiality requirements.  We may terminate this Agreement at any time without cause.  In such event, not later than the Termination Date specified in the Termination Notice, we shall pay to the Executive an amount in cash equal to the sum of the Executive’s Compensation determined as of the date of such Termination Notice through the remaining term of the Agreement.

On January 1, 2006, we entered into one year employment agreements with executive officers, Sandra Smith.  Pursuant to the employment agreement with Sandra Smith, Ms. Smith will serve as our Chief Financial Officer at an annual salary of $108,000 through December 31, 2006.  The agreement entitles Ms. Smith to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits.  Ms. Smith is subject to non-competition and confidentiality requirements.  We may terminate this Agreement at any time without cause.  In such event, not later than the Termination Date specified in the Termination Notice, we shall pay to the Executive an amount in cash equal to the sum of the Executive’s Compensation for 90 days determined as of the date of such Termination Notice Agreement.  On September 8, 2006 CBAI noticed Ms. Anderson of its intention to cancel its contract with her effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

On January 1, 2006, we entered into one year employment agreements with executive officers, Noah Anderson. Pursuant to the employment agreement with Noah J. Anderson, Mr. Anderson will serve as our Chief Technology Officer and President of Family Marketing, Inc. at an annual salary of $108,000 through December 31, 2006.  The agreement entitles Mr. Anderson to receive a quarterly performance bonus of up to 10% of Gross Profit of Family, a year-end bonus of up to 10% of Net Income of Family as well as certain other benefits.  Mr. Anderson is subject to non-competition and confidentiality requirements.  We may terminate this Agreement at any time without cause.  In such event, not later than the Termination Date specified in the Termination Notice, we shall pay to the Executive an amount in cash equal to the sum of the Executive’s Compensation for 90 days determined as of the date of such Termination Notice Agreement.  On September 8, 2006 CBAI noticed Mr. Anderson of its intention to cancel its contract with him effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of our voting stock as of April 2, 2007 by (i) all persons who are beneficial owners of five percent (5%) or more of a class of our voting stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of December 31, 2006, there were 45,554,439 shares of common stock outstanding and no shares of Preferred Stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common	Matthew L. Schissler 9000 W. Sunset Boulevard, Suite 400 West Hollywood, CA 90069	12,866,662	28.24
Common	Stephanie A. Schissler 9000 W. Sunset Boulevard, Suite 400 West Hollywood, CA 90069	4,794,915	10.53

____________________

SECURITY OWNERSHIP OF MANAGEMENT
	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class(1)
Common	Matthew L. Schissler	12,866,662	28.24
	9000 W. Sunset Boulevard, Suite 400
	West Hollywood, CA 90069
Common	Joseph R. Vicente	248,054	*
	9000 W. Sunset Boulevard, Suite 400
	West Hollywood, CA 90069
Common	Timothy McGrath	54,154	*
	9000 W. Sunset Boulevard, Suite 400
	West Hollywood, CA 90069
Common	All directors and executive officers as a group (3 persons)	13,168,870	28.91%

*

Less than 1%.

(1)

Applicable percentage of ownership is based on 45,554,439 shares of common stock outstanding as of December 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(2)

On January 17, 2005, our wholly-owned subsidiary, CBA Professional Services, Inc. borrowed $100,000 from Joseph R. Vicente, a director of our company, on an unsecured basis. CBA Professional Services, Inc. guaranteed the loan. The loan is for a period of one year and bears interest at 6% per annum. Interest was payable on a monthly basis.  This loan was repaid on March 31, 2005.

(3)

In June 2005, we received $17,700 as a short term, non-interest bearing advances from certain of our officers.  These advances were repaid in June 2005.

(4)

In March of 2004, Cord became a party to a Web Development and Maintenance Agreement with Gecko Media, Inc. Stephen Weir, a director of Cord Blood, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Pursuant to the Web Development and Maintenance Agreement, we pay to Gecko Media, Inc. the amount of $5,000 per month for March through May 2004, and the amount of $10,000 per month for June 2004 through March 2006, for development, maintenance and hosting of our website. In addition, we have granted to Gecko Media, Inc. options to purchase 150,000 shares of our common stock at $.25 per share. If Gecko Media, Inc. performs its obligations under the Web Development and Maintenance Agreement, then in March 2005, we will be obligated to issue to Gecko Media, Inc. options to purchase an additional 150,000 shares of our common stock at $1.00 per share.  On May 5, 2006, Cord entered into a new Web Development and Maintenance Agreement (the “Web Agreement”) for the development and maintenance of a website with a company whose president is a member of the board of directors of Cord Blood. The Web Agreement replaced the agreement that expired on March 31, 2006. The Web Agreement calls for fees of $10,000 per month from April 2006 until termination in April 2008. At the beginning of each annual term, CBAI will issue to Gecko Media so many shares of common stock of CBAI as will total a value of $10,000 at the closing sales price of CBAI stock on the date of issuance.  Subsequent to the period ended December 31, 2006 this was terminated pursuant to the terms of the Agreement.

(5)

Family Marketing, Inc., (“Family”) specialized in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Noah Anderson who at the time was the Chief Technology Officer of CBAI.  Pursuant to the Purchase Agreement, the Company sold all assets including customers, websites and related software and trademarks along with liabilities of Family Marketing to Mr. Anderson, in exchange for a credit of $82,500 against receivables that Cord Partners, Inc., owed Family and the cancellation of $32,500 in severance compensation to Mr. Anderson (the “Sale”).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.	DESCRIPTION	LOCATION
3.0	Amended and Restated Articles of Incorporation of	Filed as an exhibit to Registration Statement on
	Cord Blood America, Inc.	Form 10-SB filed on May 6, 2004
3.1	Amended and Restated Bylaws of Cord Blood America,	Filed as an exhibit to Registration Statement on
	Inc.	Form 10-SB filed on May 6, 2004
4.0	Form of Common Stock Share Certificate of Cord	Filed as an exhibit to Registration Statement on
	Blood America, Inc.	Form 10-SB filed on May 6, 2004
10.55	Employment Agreement with Chief Financial Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.56	Employment Agreement with Chief Financial Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.57	Employment Agreement with Chief Technology Officer	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.58	Consulting Agreement with Former President	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.59	Stock Option Agreement with Former President	Filed as an exhibit to Current Report on Form 8-K
filed on January 6, 2006
10.6	Asset Purchase Agreement with Cryobank for	Filed as an exhibit to Current Report on Form 8-K
	Oncologic and Reproductive Donors	filed on January 13, 2006
10.61	Board Compensation Plan	Filed as an exhibit to Current Report on Form 8-K
filed on February 8, 2006
10.62	Web Development on Maintenance Agreement with	Filed as an exhibit to Current Report on Form 8-K
	Gecko Media, Inc.	filed on May 5, 2006
10.63	Investment Banking Agreement with Kings Pointe	Filed as an exhibit to Current Report on Form 8-K
	Capital, Inc.	filed on June 1, 2006
10.64	Investment Banking Agreement with FAE Holdings,	Filed as an exhibit to Current Report on Form 8-K
	Inc.	filed on June 1, 2006
10.65	Investment Banking Agreement with First SB	Filed as an exhibit to Current Report on Form 8-K
	Partners, Inc.	filed on June 1, 2006
10.66	Agreement with Cornell Capital Partners, LP	Filed as an exhibit to Current Report on Form 8-K
filed on June 29, 2006
10.67	Subscription Agreement with Strategic Working	Filed as an exhibit to Current Report on Form 8-K
	Capital Fund, L.P.	filed on August 2, 2006
10.68	Promissory Note for the Benefit of Strategic	Filed as an exhibit to Current Report on Form 8-K
	Working Capital Fund, L.P.	filed on August 2, 2006
10.69	Funds Escrow Agreement with Strategic Working	Filed as an exhibit to Current Report on Form 8-K
	Capital Fund, L.P.	filed on August 2, 2006
10.7	Severance Agreement, dated September 8, 2006, between the Company and Sandra Anderson.	Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006
10.71	Stock Purchase Agreement, dated September 5, 2006, between the Company and Noah Anderson	Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006
10.72	Asset Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.73	Asset Purchase Agreement Schedules, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006

10.74	Stock Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.75	Registration Rights Agreement, executed October 13, 2006, between the Company and Independence Blue Cross.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.76	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.77	Existing Samples Purchase Agreement Schedules, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.78	Bill Of Sale, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.79	Assumption Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.80	Trademark Assignment, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.81	Non-Competition Agreement, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.82	Office Sublease, executed October 13, 2006, between the Company and CorCell, Inc.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.83	Employment Agreement Assignment, executed October 13, 2006, between the Company and Bruce Ditnes.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.84	Employment Agreement Assignment, executed October 13, 2006, between the Company and Jill Hutt.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.85	Employment Agreement Assignment, executed October 13, 2006, between the Company and Antonia Lafferty.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.86	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marcia Laleman.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.87	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marion Malone.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.88	Employment Agreement Assignment, executed October 13, 2006, between the Company and George Venianakis.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.89	Technology License Agreement, executed October 13, 2006, between the Company and Vita34 AG.	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006
10.90	Agreement by and between Cord Blood America, Inc and Cornell Capital Partners, LP executed October 13, 2006.	Filed as an exhibit to Current Report on Form 8-K filed on October 17, 2006
10.91	Promissory Note dated October 23, 2006 between the Company and Bergen Regional Community Blood Services.	Filed as an exhibit to Current Report on Form 8-K filed on October 27, 2006
10.92	Stock Pledge, Escrow and Security Agreement dated October 23, 2006 for the benefit Bergen Regional Community Blood Services.	Filed as an exhibit to Current Report on Form 8-K filed on October 23, 2006
10.93	Material agreement Dated December 18, 2006	Filed as an exhibit to Current Report on Form 8-K filed on December 29, 2006
21	List of Subsidiaries	Provided herewith
31.1	Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by our principal accountant, Rose, Snyder, Jacbos  for the periods indicated.

	2006	2005
Audit fees	$83,450	$166,090
Audit related fees (1)	--	2,306
Tax fees	1,250	--
All other fees (2)	--	22,726
Total	$84,750	$191,122

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

Date: April 12, 2007	CORD BLOOD AMERICA, INC.

By: /s/Matthew Schissler
Name: Matthew L. Schissler
Title: Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/Matthew Schissler
Matthew L. Schissler	Chairman of the Board and Chief Executive Officer	April 17, 2007

/s/ Joseph Vicente
Joseph Vicente	Director	April 17, 2007

/s/ Timothy McGraph
Timothy McGrath	Director	April 17, 2007