Form 10QSB
period 2007-03-31
Cord Blood America, Inc.
filed 2007-05-21
CIK 1289496

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2007.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ________ to ________ .

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2007: 85,565,249 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2007

ASSETS
Current assets:
Cash	$243,882
Cash in Escrow	250,000
Accounts receivable, net of allowance for doubtful accounts of $204,993	537,079
Total current assets	1,030,961
Property and equipment, net of accumulated depreciation and amortization of $25,850	214,245
Deposits	24,115
Prepaid expenses	225,385
Inventory	16,114
Customer contracts and relationships, net of amortization of $66,201	4,950,121
Domain name, net of amortization of $42	358
Other assets	670
Total assets	$6,461,969
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$988,636
Accrued expenses	979,614
Deferred revenue	1,424,233
Due to stockholders	22,683
Capital lease obligations, current portion	7,189
Promissory notes payable, net of unamortized discount of $514,915	8,762,151
Total current liabilities	11,184,506
Capital lease obligations, net of current portion	1,946
Total liabilities	11,186,452
Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 78,275,182 shares issued and outstanding	11,633
Additional paid-in capital	29,479,132
Deferred Consideration	(2,497,813)
Common stock held in treasury stock, 40,666,667 shares	(16,818,333)
Accumulated deficit	(14,899,102)
Total capital deficit	(4,724,483)
Total liabilities and capital deficit	$6,461,969

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Revenue	$1,698,003	$551,060
Cost of services	(1,098,744)	(525,208)
Gross profit	599,259	25,852
Administrative and selling expenses	(1,119,294)	(1,301,297)
Loss from Operations	(520,035)	(1,275,445)
Interest expense	(553,484)	(487,737)
Net loss before income taxes	(1,073,519)	(1,763,182)
Income taxes	--	--
Loss from Continuing Operations	$(1,073,519)	$(1,763,182)
Discontinued Operations (see Note – 10)	--	51,703
Net loss	--	(1,711,479)
Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average common shares outstanding	55,638,545	40,187,617

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,073,519)	$(1,711,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	281,476	1,206,734
Amortization of Deferred Consideration	315,216	315,216
Provision for uncollectible accounts	--	3,477
Amortization of customer lists	46,161
Depreciation	25,850	4,245
Amortization of discount on warrants	60,236	48,867
Fixed Asset write off	--	4,539
Share based compensation	60,000	137,786
Changes in operating assets and liabilities:
Accounts receivable	(139,758)	(94,058)
Deposits	--	(218)
Other assets	89,818	--
Prepaid Expenses	(99,155)	(14,053)
Inventory	(-427)	--
Accounts payable	281,219	(31,875)
Accrued expenses	84,385	21,442
Deferred revenue	337,477	174,062
Net cash provided (used) in operating activities	268,979	(1,142,049)
Cash flows from investing activities:
Purchase of property and equipment	--	(13,515)
Purchase of CorCell	16,614	--
Purchase of Cryobank	--	(120,001)
Net cash provided by investing activities	16,614	(133,516)
Cash flows from financing activities:
Payments on loans payable	(39,798)	--
Payments on capital lease obligations	(979)	(1,206)

Proceeds from advance from officer	--	--
Payments on advance from officer	(22,500)	(25,884)
Proceeds from issuance of common stock	--	--
Net cash provided by financing activities	(63,277)	(27,090)
Net increase (decrease) in cash	222,316	(1,302,655)
Cash and cash equivalents, at beginning of period	21,566	2,015,187
Cash and cash equivalents, at end of period	$243,882	$712,532

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,785	$1,348
Supplemental disclosures of non-cash investing and financing activities:
Discount on issuance of debt with detachable warrants	--	48,867
Shares issued as debt issuance costs	250,000	--
Shares issued for purchase of CorCell business	1,761,077	--
Acquisition of computer equipment under capital
lease obligations	--	2,567
Debt repaid through issuance of common stock	$--	$1,360,553

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's headquarters are located in Los Angeles, California. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain"), and Family Marketing, Inc. ("Family"). CBAI and its subsidiaries engage in the following business activities:

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

•

Family specializes in delivering leads through internet based lead generation to corporate customers in the business of family based products and services. Family was disposed of through a sale in September, 2006.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, CorCell Co, CorCell Ltd., BodyCells, Properties, Rain and Family. Significant inter-company balances and transactions have been eliminated upon consolidation.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 55,638,545 and 40,187,617 for the three-months ended March 31, 2007 and 2006, respectively. CBAI had 3,719,891 and 6,139,189 outstanding options to acquire common stock at March 31, 2007 and 2006, respectively, and warrants to purchase 23,570,000 and 23,570,000 shares at March 31, 2007 and 2006, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $14,900,000 as of March 31, 2007. In addition, CBAI has a working capital deficit of approximately $10,150,000 as of March 31, 2007. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. As well, the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3 Acquisition

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., ( a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,550,000 in cash (see Note 5 – Shelter Island), two promissory notes totaling $462,959 (see Note 4 – CorCell, Inc.), $1,761,077 value paid in common restricted shares of the company (18,498,715 shares) and the assumption of net liabilities in the amount of $1,118,506. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock CORD received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2006.

.

Note 4. Accrued Expenses

The components of accrued expenses at March 31, 2007 are summarized as follows:

March 31,
2007
Accrued salaries and benefits	$203,843
Accrued interest	666,212
Deferred Rent	11,005
Other	98,554
$979,616

Note 5. Notes and Loans Payable

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

Bergen

On November 7, 2006, Bergen Community Regional Blood Center (“Bergen”), one of the Company’s principal suppliers, converted $250,000 of the amount due from CBAI in exchange for a promissory note payable. The promissory note accrues interest at a rate of 12% per annum and is repayable in twelve equal monthly installments of principal (no payments however have been made as of March 31, 2007). The promissory note is due on November 7, 2007. Bergen has the right to accelerate the maturity date at any time. In addition, CBAI issued 2,500,000 common shares from treasury to Bergen. It has also pledged as security 5,000,000 common shares to be held in escrow..

Strategic

On August 2, 2006, CBAI entered into a Subscription Agreement with Strategic Working Capital Fund, L.P. ("Strategic"). Pursuant to the Subscription Agreement, CBAI (i) issued to Strategic a Promissory Note bearing interest at the rate of 8% with an aggregate principal amount of $285,000 and (ii) delivered 500,000 unregistered shares of its Common Stock (the "Shares") to Strategic. The Promissory Note is due two years from the date of issuance, unless redeemed prior by Strategic but in any event no earlier than the third month following issuance of the note. The Promissory Note also is subject to acceleration upon an event of default, as defined in the Note. Pursuant to the Subscription Agreement, Strategic was granted registration rights for the Shares in the event that CBAI proposes to register any other shares of its common stock.

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note.  On February 2, 2007, CBAI issued 880,000 restricted common shares in exchange for Strategic providing a further three month extension on the promissory note. As of March 31, 2007 the outstanding balance on the note including accrued and unpaid interest was $300,132.

Collections Factoring

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At March 31, 2007, the outstanding principal balance was $48,976.

Shelter Island Opportunity Fund

On February 14, 2007, Cord Blood America, Inc. (the “Company”) entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLP (the “Subscriber”). Pursuant to the Securities Purchase Agreement, the Company (i) issued to Subscriber a Secured Original Issue Discount Debenture bearing interest at the rate of 11.25% (or Prime +3%) with an aggregate principal amount of $2,300,000 and (ii) delivered 1,000,000 unregistered shares of its Common Stock (the “Shares”) to Subscriber. The Debenture is due 30 months from the date of issuance. The Debenture is also subject to acceleration upon an event of default, as defined in the note. Pursuant to the Securities Purchase Agreement, Subscriber was granted registration rights for the Shares in the event that the Company proposes to register any other shares of its common stock. The Securities Purchase Agreement,  along with the Registration Rights agreement, Put Option agreement, Warrant Agreement, Stock Pledge Agreement, Security Agreement, Personal Guaranty, Control Account Agreement, Blocked Account Agreement, Collateral Monitoring Agreement, and Pledge Agreement by Matthew Schissler, were filed with the Commission on February 20, 2007 as exhibits and incorporated by reference.

On February 14, 2007, Cord Blood America, Inc. (the “Company”) entered into an Advisory Fee Agreement, Registration Rights Agreement, Put Option Agreement, and Warrant Agreement with Ascendiant Securities, LLP (the “Subscriber”). Pursuant to the Securities Purchase Agreement signed with the Shelter Island Opportunity Fund referenced, Ascendiant receives a 3.75% advisory fee for their services.  In addition, they are entitled to the same benefits as Shelter Island Opportunity fund for Registrations Rights, Put Option and Warrant agreements.

CorCell, Inc.

Pursuant to the acquisition of the business from CorCell, Inc (see Note 3 – Acquisition), the Company issued one Promissory Note to CorCell, Inc. bearing interest at the rate of 10.5% with an aggregate principal amount of $250,000, due July 1, 2007. Interest payments of $2,187 are due monthly, commencing on April 1, 2007. The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. The Company issued 1,666,667 shares as security for this Note.

On March 1, 2007, the Company issued a Convertible Note to CorCell, Inc. bearing interest at a rate of 9% with an aggregate principal amount of $213,959, due September 1, 2007. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment. Interest is accrued and payable at maturity.

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

Pharmastem

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The

Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended March 31, 2007 and 2006, Cord incurred approximately $33,796 and $54,100 respectively, in royalties to the Patent License Agreement. At March 31, 2007, approximately $191,140 is included in accounts payable relating to these fees.

Operating Lease

In 2005 and 2004, CBAI entered into non-cancelable operating leases for office space and computer software which expire through October 2009. On October 1, 2006, the Company signed a one-year renewable operating lease for office space with Vita34 A.G. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of March 31, 2007, are as follows:

2007	$162,460
2008	102,479
2009	106,178
2010	94,822
2011	47,410
$513,349

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $11,903, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $120,212 and $11,655 for the three months ended March 31, 2007 and 2006, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into a one-year employment agreement with, Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement , Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. This arrangement is continuing for 2007, although the one-year renewal under the same terms has not yet been signed.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for shares of the Company’s common stock to be issued as compensation for the second year of service in 2007 in an amount equal to $10,000. The number of shares is determined by dividing by the closing stock price on December 31, 2006, which was $0.093, and equaled 324,324 shares. Shares issued as compensation for one year of service in 2008 will be based on $10,000 divided by the closing stock price of the last business day of 2007.

Note 7. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the quarter ended March 31, 2007, $22,500 of this advance was repaid and the balance remaining amounted to $22,683.

Consulting Agreement

On January 1, 2006, CBAI entered into a one-year consulting agreement with Stephanie Schissler, CBAI's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renewed for a second year.

Sale of Family Subsidiary

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in receivables that Cord Partners, Inc. had outstanding invoices from Family, and cancellation of $32,500 in severance compensation. (see Note 10, Discontinued Operations)

Note 8. Share Based Compensation

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

In the first quarter of 2007, there were no options granted, forfeited or expired. The number of outstanding options at March 31, 2007 remains at 4,423,689, with an exercisable price of $0.29 and approximately 6.3 years remaining.

Note 9. Stock Option and Warrant Agreements

CBAI did not issue any new stock options or warrants during the three months ending March 31, 2007.

The following table summarizes the warrants outstanding and exercisable at March 31, 2007:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	9/16/2009
14,285,000	$0.101	9/9/2010
8,285,000	$0.101	9/9/2010
23,570,000

Note 10. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the three months ended March 31, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the issue date was $42,162.

On February 2, 2007, CBAI signed a consulting agreement with Schaub Williams to provide legal services primarily in respect of the acquisition of the business of CorCell, Inc. In exchange for these services, valued at $120,000, the Company issued 1,000,000 fully registered common shares.

On February 14, 2007, CBAI entered into a Securities Purchase Agreement (see Note 5 – Shelter Island Opportunity Fund) whereby the Company issued 1,000,000 deposit shares and a warrant to purchase up to 36,000,000 shares of common stock along with a put option by CBAI to repurchase the same in exchange for financing a Debenture of $2.3 million, used to purchase the CorCell business. Concurrently, Ascendiant Securities, LLC, a financial advisor, received a Warrant to purchase up to 4,000,000 common shares and a Put option by CBAI to repurchase the same.

On February 16, 2007, the Company terminated its agreement with Gecko Media. In exchange for early termination of this Agreement, and as part of the consideration, CBAI issued 480,000 registered common shares to Gecko Media.

On February 21, 2007, CBAI issued 150,000 registered shares in exchange for legal services rendered and to be rendered. The value of the shares and services was $19,125.

On February 23, 2007, CBAI signed an Agreement with Capital Growth Resources which allows for Capital Growth Resources to act as lead placement agent for a private placement to be executed by Cord Blood America in 2007, in exchange for 150,000 of un-registered securities of the CBAI’s common stock.  Capital Growth Resources will be paid a placement agent fee of 10% of the equity capital raised in the private placement and 3% non-accountable fee for costs of services.  Capital Growth Resources will also have the option to purchase up to 13% of the value of the placement in CBAI warrants.

On March 1, 2007, CBAI issued 1,666,667 common shares to Vita34 A.G. as security, along with the $250,000 Promissory Note, all related to the purchase of the CorCell business (see Note 3 – Acquisition). The Company also issued 18,498,715 as part of the consideration for this same purchase.

As of March 31, 2007 CBAI had 78,941,849 shares of Common Stock outstanding. An additional 40,666,667 shares has been issued and remains in the Company’s treasury.

Note 11. Discontinued Operations

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable.

	Three Months Ended
	March 31,
	2007	2006
Revenue	$--	$105,568
Cost of services	--	--
Operating Expenses	--	53,865
Net Income from Discontinued Operations	$--	$51,703

Note 12. Segment Reporting

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has two operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America.

The table below presents certain financial information by business segment for the three months ended March 31, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$890,150	$0	$807,853	$1,698,003	$1,698,003
Interest Expense	553,484	0		553,484	553,484
Depreciation and Amortization	72,011	0		72,011	72,011
Segment Income (Loss)	(1,120,622)		57,103	(1,063,519)	(1,063,519)
Segment Assets	$6,253,784	$197	$207,988	$6,461,969	$6,461,969

The table below presents certain financial information by business segment for the three months ended March 31, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$260,393	$0	$290,667	$551,060	$551,060
Interest Expense	486,918	0	819	487,737	487,737
Depreciation and Amortization	2,356	0	11	2,367	2,367
Segment Loss)	(1,703,742)	(29,502)	(29,938)	(1,763,182)	(1,763,182)
Segment Assets	$1,175,992	$34,501	$91,137	$1,301,630	$1,301,630

Note 13. Subsequent Events

Notes and Loans Payable

On April 9, 2007, CBAI entered into an a Securities Purchase Agreement with Shelter Island Opportunity Fund (“Shelter”), whereby Shelter agreed to purchase 12% of the common shares of Career Channel, Inc. (“Rain”) for $200,000. Approximately $26,000 of this amount will be utilized to pay costs of the transaction, $80,000 will be placed in a Trust account managed by Shelter, to be released upon certain conditions being met, and approximately $94,000 will be disbursed to the Company. Upon the repayment of the $230,000 Debenture described below, Shelter can Put the Rain shares back to the Company. Shelter also obtained a pledge on all of the Company’s assets as collateral on all their agreements (see below and Note 4 – Shelter Island Opportunity Fund).

On April 12, 2007, CBAI entered into an agreement with Shelter, where by the Company issued a Debenture to Shelter for $230,000, at an interest rate of 11.25%, due in one year, with principal payments starting October 11, 2007 at $38,334 per month. The interest accrues monthly but is payable at the maturity date.

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

The following information should be read in conjunction with our March 31, 2007 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31,

2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB for the year ended December 31, 2006.

Summary and Outlook of the Business

CBAI is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate two core businesses:

•

Cord operates the umbilical cord blood stem cell preservation operations, and

•

Career Channel, Inc. D/B/A Rainmakers International ("Rain") operates the television and radio advertising operations.

Cord

CBAI and its subsidiaries CorCell (“Cord”) provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices just outside Philadelphia, Pennsylvania, which were the former offices of the CorCell operations. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. In addition, some storage services are provided by Thermo Fisher of Rockville, Maryland. We provide the following services to each customer:

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

Cord’s revenue and gross profit will benefit from the asset purchase of CorCell.  Going forward, management will continue to assess the market conditions, particularly related to the cost of customer acquisition, and whether organic growth or continued M&A activity will lead CBAI closer to profitability.

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

FINANCIAL HIGHLIGHTS FOR FIRST QUARTER OF 2007:

•

Revenue of Rain increased 178% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

•

There was an  increase in the volume of new customer sales of Cord for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

•

Completion of an Asset Purchase Agreement with CorCell Inc. increasing the number of Cord's annual storage contracts by approximately 12,000.

Results of Operations for the Three-Months Ended March 31, 2007

For the three months ended March 31, 2007 our total revenue increased $1,146,943 or 208% to $1,698,003 due to three factors: Rain’s revenues increased $517,186, or 178%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord’s revenues increased $629,757 or 242% to $890,150. The acquisition of CorCell contributed approximately $500,000 of revenues in the quarter, and Cord’s revenues grew organically by 43% from the comparative quarter.

Cost of services increased by $573,536 as a result of substantially higher revenues, but Gross Profit increased from 5% to 35% as economies of scale, especially for the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses were reduced $192,003 to $1,109,294 due in part to the cost-cutting measures implemented in 2006, which are now being felt for the entire period. These include a decrease in total labor costs of $155,000, a reduction in marketing costs of $160,000, decreases in directors’ fees of $11,000 and independent contractor expenses of $20,000, partially offset by an increase in capital raising expenses of $160,000.  Interest costs increased slightly from $490,137 to $504,616. All interest charges during the period have been accrued.

Consequently, our net loss from operations reduced significantly from $1,763,182 to $1,063,519.

Liquidity and Capital Resources

We have experienced net losses from operations of $1,063,519 and $1,763,182 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, we had $243,882 in cash and $250,000 cash in escrow, which relates to the financing by Shelter. Under the terms of the Agreement, this money will be released to CBAI once the Company can demonstrate collection of most of CorCell’s inherited accounts receivable, which currently is almost established. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was carried out under the supervision of and with the participation of CBAI's management, including CBAI's Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective, as of March 31, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first three months of 2007 without registering them under the Securities Act of 1933:

During the three months ended March 31, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $42,162.

On February 23, 2007 CBAI issued 150,000 shares in exchange for finders fees related to the financing arranged with Shelter.

On February 14, 2007, CBAI entered into a Securities Purchase Agreement (see Note 4 – Shelter Island Opportunity Fund) whereby the Company issued 1,000,000 deposit shares in exchange for financing a Debenture of $2.3 million, used to purchase the CorCell business.

On March 1, 2007, CBAI issued 1,666,667 common shares to Vita34 A.G. as security, along with the $250,000 Promissory Note, all related to the purchase of the CorCell business (see Note 2 – Acquisition). The Company also issued 18,498,715 as part of the consideration for this same purchase.

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

CORD BLOOD AMERICA, INC.
Date: May 21, 2007	By:	/s/ Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)