Form 10QSB/A
period 2007-03-31
Cord Blood America, Inc.
filed 2007-06-08
CIK 1289496

=====================================================================

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007: 85,565,249 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") amendment #1 is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 21, 2007.

Upon review of the Original Form 10-QSB the Company concluded that certain typographical errors that were contained in the document required correction. The most significant was in the notes payable, initially reporting $8,761,151, it should have read $7,761,151. However the addition of current liabilities remains the same. There were also some reclassifications made and a calculation of the valuation of the warrants was also made.

An additional interest expense was added (see Note 8 for the explanation). This warrant amortization is reflected in a number of places throughout the 10-QSB/A

The Company determined that while no one error was material, it was better to amend its quarterly report.

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above.

=====================================================================

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2007

ASSETS
Current assets:
Cash	$243,882
Cash in Escrow	250,000
Accounts receivable, net of allowance for doubtful accounts of $204,993	537,079
Inventory	16,114
Prepaid expenses	225,385
Total current assets	1,272,460
Property and equipment, net of accumulated depreciation and amortization of $55,389	214,245
Deposits	24,115

Customer contracts and relationships, net of amortization of $66,201	4,950,121
Domain name, net of amortization of $42	358
Other assets	670
Total assets	$6,461,969
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$988,636
Accrued expenses	979,614
Deferred revenue	1,424,233
Due to stockholders	22,683
Capital lease obligations, current portion	7,189
Promissory notes payable, net of unamortized discount of $514,915	7,762,151
Total current liabilities	11,184,506
Capital lease obligations, net of current portion	1,946
Total liabilities	11,186,452
Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 116,225,781 shares issued and outstanding, inclusive of treasury shares	11,633
Additional paid-in capital	34,324,261
Deferred Consideration	(7,100,686)
Common stock held in treasury stock, 40,666,667 shares	(16,818,333)
Accumulated deficit	(15,141,358)
Total capital deficit	(4,724,483)
Total liabilities and capital deficit	$6,461,969

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Revenue	$1,698,003	$551,060
Cost of services	(1,098,744)	(525,208)
Gross profit	599,259	25,852
Administrative and selling expenses	(1,119,294)	(1,301,297)
Loss from Operations	(520,035)	(1,275,445)
Interest expense	(795,740)	(487,737)
Net loss before income taxes	(1,315,775)	(1,763,182)
Income taxes	--	--
Loss from Continuing Operations	$(1,315,775)	$(1,763,182)
Discontinued Operations (see Note – 10)	--	51,703
Net loss	(1,315,775)	(1,711,479)
Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average common shares outstanding	55,638,545	40,187,617

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,315,775)	$(1,711,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	281,476	1,206,734
Amortization of Deferred Consideration	557,472	315,216
Provision for uncollectible accounts	--	3,477
Amortization of customer lists	46,161
Depreciation	25,850	4,245
Amortization of discount on warrants	60,236	48,867
Fixed Asset write off	--	4,539
Share based compensation	60,000	137,786
Changes in operating assets and liabilities:
Accounts receivable	(139,758)	(94,058)
Deposits	--	(218)
Other assets	89,818	--
Prepaid Expenses	(99,155)	(14,053)
Inventory	(-427)	--
Accounts payable	281,219	(31,875)
Accrued expenses	84,385	21,442
Deferred revenue	337,477	174,062
Net cash provided (used) in operating activities	268,979	(1,142,049)
Cash flows from investing activities:
Purchase of property and equipment	--	(13,515)
Purchase of CorCell	16,614	--
Purchase of Cryobank	--	(120,001)
Net cash provided by investing activities	16,614	(133,516)
Cash flows from financing activities:
Payments on loans payable	(39,798)	--
Payments on capital lease obligations	(979)	(1,206)

Proceeds from advance from officer	--	--
Payments on advance from officer	(22,500)	(25,884)
Proceeds from issuance of common stock	--	--
Net cash provided by financing activities	(63,277)	(27,090)
Net increase (decrease) in cash	222,316	(1,302,655)
Cash and cash equivalents, at beginning of period	21,566	2,015,187
Cash and cash equivalents, at end of period	$243,882	$712,532

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,785	$1,348
Supplemental disclosures of non-cash investing and financing activities:
Discount on issuance of debt with detachable warrants	--	48,867

Partial proceeds from debt issuance, in escrow	250,000	--
Proceeds from debt issuance used for purchases of CorCell	2,218,658
Shares issued for the purchase of CorCell business	1,761,077	--
Acquisition of computer equipment under capital
lease obligations	--	2,567
Debt repaid through issuance of common stock	$--	$1,360,553

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 55,638,545 and 40,187,617 for the three-months ended March 31, 2007 and 2006, respectively. CBAI had 3,719,891 and 6,139,189 outstanding options to acquire common stock at March 31, 2007 and 2006, respectively, and warrants to purchase 63,570,000 and 23,570,000 shares at March 31, 2007 and 2006, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $14,900,000 as of March 31, 2007. In addition, CBAI has a working capital deficit of approximately $10,000,000 as of March 31, 2007. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

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

Note 3 Acquisition

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., ( a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,550,000 in cash (see Note 4 – Shelter Island), two promissory notes totaling $462,959 (see Note 4 – CorCell, Inc.), $1,761,077 value paid in common restricted shares of the company (18,498,715 shares) and the assumption of net liabilities in the amount of $1,118,506. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock CORD received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2006.

Note 4. Accrued Expenses

The components of accrued expenses at March 31, 2007 are summarized as follows:

March 31,
2007
Accrued salaries and benefits	$203,843
Accrued interest	666,212
Deferred Rent	11,005
Other	98,554
$979,614

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

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes have been agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200,000 million has been increased to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC has been extended to September 30, 2006. Third, CBAI will waive the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement have been reduced to 55,840,448.

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

CorCell, Inc.

Pursuant to the acquisition of the business from CorCell, Inc (see Note 2 – Acquisition), the Company issued one Promissory Note to CorCell, Inc. bearing interest at the rate of 10.5% with an aggregate principal amount of $250,000, due July 1, 2007. Interest payments of $2,187 are due monthly, commencing on April 1, 2007. The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. The Company issued 1,666,667 shares as security for this Note.

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

Sale of Family Subsidiary

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in receivables that Cord Partners, Inc. had outstanding invoices from Family, and cancellation of $32,500 in severance compensation. (see Note 10, Discontinued Operations)

Note 7. Share Based Compensation

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

In the first quarter of 2007, there were no options granted, forfeited or expired. The number of outstanding options at March 31, 2007 remains at 5,461,189, with an exercisable price of $0.28 and approximately 7.8 years remaining. The number of exercisable options at March 31, 2007 remains at 4,423,689 with an exercise price of $0.29 and approximately 6.3 years remaining.

Note 8. Stock Option and Warrant Agreements

CBAI did not issue any new stock options during the three months ending March 31, 2007. In connection with the Shelter Island Agreement (See Note 4), a warrant was issued to Shelter Island for the purchase of a total of 36,000,000 of the Company’s common shares. The warrant is immediately exercisable for a five-year period, expiring on February 12, 2012, at an exercise price of $0.101 per share. The estimated fair value of the warrants is approximately $4,845,000 and was recorded as deferred compensation against equity; it is being amortized to interest expense over the life of the debenture (30 months). At the date of issuance, the common stock was trading at $0.125 per share. Similarly, Ascendiant Securities, providing advisory services in connection with the Shelter Island debenture, received a warrant to purchase 4,000,000 of the Company’s common shares at the same exercise price and under the same conditions as the Shelter Island warrant.

The following table summarizes the warrants outstanding and exercisable at March 31, 2007:

WARRANTS	EXERCISE	MATURITY
OUTSTANDING	PRICE	DATE
1,000,000	$0.1875	9/16/2009
14,285,000	$0.101	9/9/2010
8,285,000	$0.101	9/9/2010
40,000,000	$0.101	2/12/2012
63,570,000

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

On February 23, 2007, CBAI signed an Agreement with Capital Growth Resources which allows for Capital Growth Resources to act as lead placement agent for a private placement to be executed by Cord Blood America in 2007, in exchange for 150,000 of un-registered securities of the CBAI’s common stock.  Capital Growth Resources will be paid a placement agent fee of 10% of the equity capital raised in the private placement and 3% non-accountable fee for costs of services.  Capital Growth Resources will also have the option to purchase up to 13% of the value of the placement in CBAI warrants. No funds had been raised as at March 31, 2007.

On March 1, 2007, CBAI issued 1,666,667 common shares to Vita34 A.G. as security, along with the $250,000 Promissory Note, all related to the purchase of the CorCell business (see Note 2 – Acquisition). The Company also issued 18,498,715 as part of the consideration for this same purchase.

As of March 31, 2007 CBAI had 75,559,114 shares of Common Stock outstanding. An additional 40,666,667 shares has been issued and remains in the Company’s treasury.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$890,150	$0	$807,853	$1,698,003	$1,698,003
Interest Expense	553,484	0		553,484	553,484
Depreciation and Amortization	72,011	0		72,011	72,011
Segment Income (Loss)	(1,372,878)		57,103	(1,315,775)	(1,315,775)
Segment Assets	$6,253,784	$197	$207,988	$6,461,969	$6,461,969

The table below presents certain financial information by business segment for the three months ended March 31, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$260,393	$0	$290,667	$551,060	$551,060
Interest Expense	486,918	0	819	487,737	487,737
Depreciation and Amortization	2,356	0	11	2,367	2,367
Segment Loss)	(1,703,742)	(29,502)	(29,938)	(1,763,182)	(1,763,182)
Segment Assets	$1,175,992	$34,501	$91,137	$1,301,630	$1,301,630

Note 12. Subsequent Events

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

We operate two core businesses:

➢

Cord operates the umbilical cord blood stem cell preservation operations, and

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

Administrative and selling expenses were reduced $192,003 to $1,109,294 due in part to the cost-cutting measures implemented in 2006, which are now being felt for the entire period. These include a decrease in total labor costs of $155,000, a reduction in marketing costs of $160,000, decreases in director’s fees of $11,000 and independent contractor expenses of $20,000, partially offset by an increase in capital raising expenses of $160,000.  Interest costs increased from $490,137 to $746,872, primarily due to the amortization of the deferred consideration, resulting from the new warrants issued in the quarter.. All interest charges during the period have been accrued.

Consequently, our net loss from continuing operations reduced significantly from $1,763,182 to $1,315,775.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of $1,315,775 and $1,763,182 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, we had $243,882 in cash and $250,000 cash in escrow, which relates to the financing by Shelter. Under the terms of the Agreement, this money will be released to CBAI once the Company can demonstrate collection of most of CorCell’s inherited accounts receivable, which currently is almost established. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

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

CORD BLOOD AMERICA, INC.
Date: June 8, 2007	By: /s/Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)