Form 10QSB
period 2007-06-30
Cord Blood America, Inc.
filed 2007-08-14
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2007.

[   ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for  the transition period from ____________ to ____________ .

Cord Blood America, Inc.
(Exact name of registrant as specified in charter)

Florida	000-50746	65-1078768
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

9000 W. Sunset Boulevard, Suite 400, West Hollywood, CA 90069
(Address of principal executive offices)

(310) 432-4090
(Registrant’s Telephone Number, including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2007: 159,055,819 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

 CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2007

ASSETS
Current assets:
Cash	$301,666
Cash in Escrow	250,000
Accounts receivable, net of allowance for doubtful accounts of $204,993	530,098
Inventory	10,741
Deposits	22,662
Prepaid expenses	209,774
Total current assets	1,324,941
Property and equipment, net of accumulated depreciation and amortization of $152,063	191,113
Customer contracts and relationships, net of amortization of $190,650	4,825,673
Domain name, net of amortization of $53	347
Other assets	670
Total assets	$6,342,744
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$1,168,710
Accrued expenses	1,070,102
Deferred revenue	1,185,290
Due to stockholders	226,599
Capital lease obligations, current portion	6,071
Promissory notes payable, net of unamortized discount of $455,436	7,111,500
Total current liabilities	10,768,272
Capital lease obligations, net of current portion	1,270
Total liabilities	10,769,542
Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 155,635,381 shares issued and outstanding, inclusive of treasury shares	15,564
Additional paid-in capital	37,226,948
Deferred Consideration	(6,259,829)
Prepaid Services	(1,338,760)
Common stock held in treasury stock, 46,166,667 shares	(17,159,833)
Accumulated deficit	(16,910,888)
Total capital deficit	(4,426,798)
Total liabilities and capital deficit	$6,342,744

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED JUNE 30,	ENDED JUNE 30,
	2007	2006
Revenue	$4,043,547	$1,258,717
Cost of services	(2,647,527)	(1,162,076)
Gross profit	1,396,020	96,641
Administrative and selling expenses	(2,587,482)	(2,205,202)
Loss from Operations	(1,191,462)	(2,108,651)
Interest expense	(1,881,973)	(982,455)
Net loss before income taxes	(3,073,435)	(3,091,016)
Income taxes	--	--
Loss from Continuing Operations	$(3,073,435)	$(3,091,016)
Discontinued Operations (see Note – 11)	--	109,321
Net loss	(3,073,435)	(2,981,695)
Basic and diluted loss per share	$(0.04)	$(0.07)
Weighted average common shares outstanding	78,720,661	40,366,699

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED JUNE 30,	ENDED JUNE 30,
	2007	2006
Revenue	$2,345,544	$797,907
Cost of services	(1,548,783)	(672,652)
Gross profit	796,761	125,255
Administrative and selling expenses	(1,469,000)	(961,218)
Loss from Operations	(672,239)	(835,963)
Interest expense	(1,086,233)	(489,208)
Net loss before income taxes	(1,758,472)	(1,325,171)
Income taxes	--	--
Loss from Continuing Operations	$(1,758,472)	$(1,325,171)
Discontinued Operations (see Note – 11)	--	57,600
Net loss	(1,758,472)	(1,267,571)
Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average common shares outstanding	99,267,876	40,541,845

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 3O, 2007 AND 2006

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,073,435)	$(2,981,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Consideration	1,374,067	630,431
Provision for uncollectible accounts	--	14,734
Amortization of customer lists	170,600	6,694
Depreciation and amortization	51,919	7,093
Shares issued for services	689,084	--
Amortization of discount on loans	186,547	97,735
Fixed Asset write off	--	4,539
Customer contracts and relationships
Share based compensation	3,566	225,990
Changes in operating assets and liabilities:
Accounts receivable	(132,777)	(288,294)
Deposits	271	(362)
Other assets	91,000	--
Prepaid Expenses	(83,543)	(75,526)
Inventory	4,946	--
Accounts payable	461,293	220,930
Accrued expenses	217,868	212,776
Deferred revenue	98,534	261,782
Net cash provided (used) in operating activities	59,940	(1,663,173)
Cash flows from investing activities:
Purchase of property and equipment	(2,937)	(13,515)
Purchase of CorCell	16,614	--
Purchase of Cryobank	--	(120,001)
Net cash provided by investing activities	13,677	(133,516)
Cash flows from financing activities:
Payments on loans payable	(315,210)	--
Payments on capital lease obligations	(2,773)	(2,109)
Proceeds from issuance of notes	211,400
Proceeds from advances from stockholders	223,725	--
Payments on advance from stockholder	(42,309)	(28,134)
Proceeds from issuance of common stock	131,650	--
Net cash provided by (used in) financing activities	206,483	(30,243)
Net increase (decrease) in cash	280,100	(1,826,932)
Cash and cash equivalents, at beginning of period	21,566	2,015,187
Cash and cash equivalents, at end of period	$301,666	$188,255

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$96,092	$1,348
Supplemental disclosures of non-cash investing and financing activities:
Discount on issuance of debt with detachable warrants	4,845,000	97,735
Partial proceeds from debt issuance, in escrow	250,000	--
	-
Shares issued for the purchase of CorCell business	1,761,077	--
Acquisition of computer equipment under capital
lease obligations	--	2,567
Debt repaid through issuance of common stock	$690,416	$--

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 80,318,728 and 40,366,699 for the six-months ended June 30, 2007 and 2006, respectively. CBAI had 3,719,891 and 3,047,420 outstanding options to acquire common stock at June 30, 2007 and 2006, respectively, and warrants to purchase 63,570,000 and 23,570,000 shares at June 30, 2007 and 2006, respectively which are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronounments

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and it did not have a material effect of  its results of operations and financial position.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $16,900,000 as of June 30, 2007. In addition, CBAI has a working capital deficit of approximately $9,400,000 as of June 30, 2007. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

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

Note 3. Acquisition

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., (a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,550,000 in cash (see Note 4 – Shelter Island), two promissory notes totaling $462,959 (see Note 4 – CorCell, Inc.), $1,761,077 value paid in common restricted shares of the company (18,498,715 shares) and the assumption of net liabilities in the amount of $1,118,506. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock CORD received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2006.

Pro-forma Financial Information

These unaudited consolidated financial statements account only for the historical financial results of CBAI, along with the results of CorCell only from the date of acquisition. Accordingly, the results presented below give effect to the transaction as if it had occurred on January 1, 2006. Adjustments necessary to present fairly the pro-forma consolidated Statement of Operations have been made based on available information and assumptions that management believes are reasonable. The pro-forma unaudited consolidated Statement of Operations has been prepared for information purposes only and does not purport to present what our results would actually have been had the transaction occurred on the date in question or to project our results of operations for any future periods.

Pro-forma Statement of Operations

For the Six-months ended June 30, 2007

	CBAI	CorCell	Adjustments	Pro-Forma
Revenues	$4,043,547	$296,370	--	$4,339,917
Cost of Services	(2,647,527)	(180,420)	--	(2,827,947)
Gross Profit	1,396,020	115,950		1,511,970
Administrative and Selling Expenses	2,587,482	289,777	77,087 (1)	2,954,346
Interest Expense	1,881,973		41,875 (2)	1,923,848

Net loss for the period	(3,073,435)	(173,827)	118,962	(3,366,224)

For the Six-months ended June 30, 2006

	CBAI	CorCell	Adjustments	Pro-Forma
Revenues	$1,438,717	$1,604,631	--	$3,043,348
Cost of Services	(1,295,738)	(693,008)	--	(1,988,746)
Gross Profit	228,411	911,623		1,140,034
Administrative and Selling Expenses	2,337,062	1,909,143	231,263 (3)	4,477,468
Interest Expense	982,455	96,156	125,625 (4)	1,204,236

Net loss for the period	(3,091,106)	(1,093,676)	356,888	(4,541,670)

For the Three-months ended June 30, 2006

	CBAI	CorCell	Adjustments	Pro-Forma
Revenues	$797,907	$800,859	--	$1,598,765
Cost of Services	(672,652)	(344,238)	--	(1,016,890)
Gross Profit	125,255	456,621		581,876
Administrative and Selling Expenses	961,218	986,988	115,631 (5)	2,063,837
Interest Expense	489,208	43,355	62,813 (6)	595,376

Net loss for the period	(1,325,171)	(573,702)	178,444	(2,077,317)

Adjustments

(1) To record amortization of the purchased customer list for 2 months

(2) To record the interest on the promissory notes issued to pay for the transaction for 2 months

(3) To record amortization of the purchased customer list for 6 months

(4) To record the interest on the promissory notes issued to pay for the transaction for 6 months

(5) To record the amortization of the purchased customer list for 3 months

(6) To record the interest on the promissory notes issued to pay for the transaction for 3 months

Note 4.  Accrued Expenses

The components of accrued expenses at June 30, 2007 are summarized as follows:

June 30,
2007
Accrued salaries and benefits	$172,495
Accrued interest	781,275
Deferred Rent	10,386
Other	58,779
$1,022,935

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

On December 26, 2005, CBAI and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement stated that Cornell would purchase $5,000,000 of secured convertible debentures, which were convertible into shares of CBAI's common stock. $3,500,000 was funded as of September 9, 2005, and $1,500,000 was funded on December 28, 2005.  In the fourth quarter of 2006, the Cornell exercised its rights by converting $75,000 of this debenture in exchange for 818,794 common shares. The interest rate remains unchanged at 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008. Throughout the first six months of 2007, Cornell has converted a further $690,416 of this debenture in exchange for 9,605,042 registered and unregistered common shares. The balance outstanding on the debenture at June 30, 2007 is $4,234,584.

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

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

As of June 30, 2007, the Company is in default on the secured convertible debenture issued by Cornell Capital on December 28, 2005, due to the company’s inability to register all of the shares as required by the debenture.  The company first attempted to register all of the securities on February 13, 2006.  Due to SEC comments, the company was only able to register 8,751,962 shares with the SEC, declared effective on January 25, 2007. An unregistered amount of  shares remains to satisfy the outstanding debt. As of June 30, 2007, both parties are still seeking a workable solution to remedy the agreement.

Bergen

On November 7, 2006, Bergen Community Regional Blood Center (“Bergen”), one of the Company’s principal suppliers, converted $250,000 of the amount due from CBAI in exchange for a promissory note payable. The promissory note accrues interest at a rate of 12% per annum and is repayable in twelve equal monthly installments of principal (no payments however have been made as of March 31, 2007). The promissory note is due on November 7, 2007. In addition, CBAI issued 2,500,000 common shares from treasury to Bergen. It has also pledged as security 5,000,000 common shares to be held in escrow. In April and May, 2007, the Company, in two tranches, repaid in its entirety the Bergen note.

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

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note.  On February 2, 2007, CBAI  issued 880,000 restricted common shares in exchange for Strategic providing a further three month extension on the promissory note. On May 4, 2007, CBAI  issued an additional 1,287,000 restricted common shares in exchange for Strategic providing a further three month extension on the promissory note. As of June 30, 2007 the outstanding balance on the note including accrued and unpaid interest was $305,832.

Collections Factoring

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At June 30, 2007, the outstanding principal balance was $33,561.

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

On April 12, 2007, the Company entered into a First Amendment to the Securities Purchase Agreement with Shelter Island Opportunity Fund, LLP (the “Subscriber”), whereby the Company issued a Secured Original Issue Discount Debenture bearing interest at the rate of 11.25% (or Prime +3%) with an aggregate principal amount of $230,000, in exchange for pledging shares of the Company’s wholly-owned subsidiary, Rain. The Agreement also entitles the Subscriber with the same benefits as the original Securities Purchase Agreement signed on February 14, 2007.

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

On March 1, 2007, the Company issued a Convertible Note to CorCell, Inc. bearing interest at a rate of 9% with an aggregate principal amount of $212,959, due September 1, 2007. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment. Interest is accrued and payable at maturity.

Note 6. Commitments and Contingencies

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

Pharmastem

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The

Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the three months ended June 30, 2007 and 2006, Cord incurred approximately $14,952 and $65,561 respectively, in royalties to the Patent License Agreement. During the six months ended June 30, 2007 and 2006, Cord incurred approximately $48,748 and $119,613 respectively, in royalties to the Patent License Agreement. At June 30, 2007, approximately $206,092 is included in accounts payable relating to these fees.

In July, 2007, Pharmastem lost a suit of patent infringement in the U.S. Court of Appeals brought against a Company in a similar situation to Cord, as described above. CBAI has decided to continue accruing the royalty amounts, as it follows the reaction to the decision by Pharmastem.

Operating Lease

In 2005 and 2004, CBAI entered into non-cancelable operating leases for office space and computer software which expire through October 2009. On October 1, 2006, the Company signed a one-year renewable operating lease for office space with Vita34 A.G. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of June 30, 2007, are as follows:

2007	$115,606
2008	122,698
2009	85,864
2010	16,208
2011	13,568
$353,944

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $10,386, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $116,374 and $33,490 for the six months ended June 30, 2007 and 2006, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into a one-year employment agreement with, Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. This arrangement is continuing for 2007, although the one-year renewal under the same terms has not yet been signed.

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

Note 7. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the six months ended June 30, 2007, $39,410 of this advance was repaid and the balance remaining amounted to $5,773. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off.

The total balance owing to the officers of CBAI at June 30, 2007 was $226,599.

Consulting Agreement

On January 1, 2006, CBAI entered into a one-year consulting agreement with Stephanie Schissler, The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renewed for a second year.

Sale of Family Subsidiary

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Anderson Agreement”) with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company (“Family”), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company’s former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in receivables that Cord Partners, Inc. had outstanding invoices from Family, and cancellation of $32,500 in severance compensation. (see Note 11, Discontinued Operations)

Note 8. Share Based Compensation

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

In the first six months of 2007, there were no options granted, forfeited or expired. The number of outstanding options at June 30, 2007 remains at 5,461,189, with an exercisable price of $0.28 and approximately 7.5 years remaining. The number of exercisable options at June 30, 2007 remains at 4,423,689 with an exercise price of $0.29 and approximately 6.0 years remaining.

Note 9. Stock Option and Warrant Agreements

As previously mentioned above, CBAI did not issue any new stock options during the six months ending June 30, 2007.

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

The following table summarizes the warrants outstanding and exercisable at June 30, 2007:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
14,285,000	$0.101	09/09/2010
8,285,000	$0.101	09/09/2010
40,000,000	$0.101	02/12/2012
Total 63,570,000

Note 10. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the six months ended June 30, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the issue date was $42,162.

On February 2, 2007, CBAI signed a consulting agreement with Shaub Williams to provide legal services primarily in respect of the acquisition of the business of CorCell, Inc. In exchange for these services, valued at $120,000, the Company issued 1,000,000 fully registered common shares.

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

As mentioned in Note 3 above, on May 4, 2007, CBAI issued 1,287,000 common shares to Strategic Working Capital in exchange for Strategic providing a further three month extension on its promissory note.

On May 21, 2007, CBAI entered into a placement agent agreement with RHK Midtown Partners, LLC, for providing financial consulting services, at a value of $150,000, in exchange for the issuance of 1,875,000 common shares of the Company.

On May 21, 2007, CBAI signed an exclusive Consulting Agreement with Fuselier & Associates 1, L.P., whereby the consultant will negotiate creditor claims and attempt to effect settlements of these claims (currently in Accounts Payable on the Company’s Balance Sheet). In exchange, the Company issued 15,000,000 restricted common shares with a value of $1,200,000. Creditor claims that go unassigned to the consultant will result in a share reduction equivalent to a set formula, as outlined in the Agreement, on file with the SEC.

On the same date, the Company also entered into an exclusive Consulting Agreement with Dr. Jean Fuselier Sr. (“Fuselier”) for advisory services over a 36 month term, at $15,000 monthly, payable in registered S-8 shares of the Company. The terms call for these fees to be paid seven months in advance; accordingly, the Company issued 1,312,500 common shares to Fuselier.

On June 20, 2007, the Company issued 2,000,000 unregistered common shares to Bergen Community Regional Blood Center in consideration for extending the credit terms on its outstanding balance in accounts payable.

As of June 30, 2007 CBAI had 114,968,714 shares of Common Stock outstanding. An additional 46,166,667 shares has been issued and remains in the Company’s treasury.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	--	284,772	$--	$179,204
Cost of services	--	--	--	--
Operating Expenses	--	175,451	--	121,604
Net Income from Discontinued Operations	--	109,321	$--	$57,600

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

The table below presents certain financial information by business segment for the six months ended June 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,869,236	$0	$2,174,311	$4,043,547	$4,043,547
Interest Expense	1,881,732	0	241	1,881,973	1,881,973
Depreciation and Amortization	222,517	0	22	222,539	222,539
Segment Income (Loss)	(3,343,265)		269,830	(3,073,435)	(3,073,435)
Segment Assets	$6,000,262	$197	$342,285	$6,342,744	$6,342,744

The table below presents certain financial information by business segment for the six months ended June 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$624,789	$0	$813,928	$1,438,717	$1,438,717
Interest Expense	976,125	0	819	976,944	976,944
Depreciation and Amortization	13,766	0	22	13,788	13,788
Segment Income (Loss)	(3,062,767)	(63,056)	35,768	(3,091,015)	(3,091,015)
Segment Assets	$760,884	$2,983	$240,723	$1,010,531	$1,010,531

The table below presents certain financial information by business segment for the three months ended June 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,024,947	$0	$1,320,597	$2,345,544	$2,345,544
Interest Expense	1,086,098	0	135	1,086,233	1,086,233
Depreciation and Amortization	150,516	0	11	150,527	150,527
Segment Income (Loss)	(1,971,199)		212,727	(1,758,472)	(1758,472)
Segment Assets	$6,000,262	$197	$342,285	$6,342,744	$6,342,744

The table below presents certain financial information by business segment for the three months ended June 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$364,646	$0	$523,261	$887,907	$887,907
Interest Expense	489,208	0		489,208	489,208
Depreciation and Amortization	11,410	0	11	11,421	11,421
Segment Income (Loss)	(1,177,819)	(33,554)	65,706	(1,145,667)	(1,145,667)
Segment Assets	$760,884	$2,983	$240,723	$1,004,590	$1,004,590

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

The following information should be read in conjunction with our June 30, 2007 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31,

2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Cord

CBAI and its subsidiaries CorCell (“Cord”) provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices in Philadelphia, Pennsylvania, which were the former offices of the CorCell operations. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland. We provide the following services to each customer:

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

Results of Operations for the Six-Months Ended June 30, 2007

For the six months ended June 30, 2007, our total revenue increased $2,784,830 or 221% to $4,043,547 due to three factors: Rain’s revenues increased $1,360,383, or 167%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord’s revenues increased $1,244,447 or 200% to $1,869,236.

Cost of services increased by $1,485,451 as a result of substantially higher revenues, but Gross Profit increased from 8% of revenues to 35% as economies of scale, especially for the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses increased by $382,280 or 17% from the prior comparative period to $2,587,482. With the acquisition of CorCell, the Company has temporarily increased some of its administrative expenses, until it completes its integration plans. On the other hand, the cost-cutting measures implemented in 2006 are now being felt for the entire period. These include a decrease in total labor costs of $217,000, a reduction in marketing costs of $450,000, decreases in directors fees of $19,000 and independent contractor expenses of $11,000, partially offset by an increase in capital raising expenses of $206,000 and financial consulting charges and fees of $296,000.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. Consequently, interest costs increased 92% from $982,455 to $1,881,973. A significant part of this increase is associated with the amortization of the deferred consideration, resulting from the new warrants issued in the first quarter. All interest charges during the period have been accrued.

Our net loss from continuing operations did not significantly change from the comparative period, declining   0.6% to $3,073,435.

Results of Operations for the Three-Months Ended June 30, 2007

For the three months ended June 30, 2007, our total revenue increased $1,547,637 or 194% to $2,345,544  due to three factors: Rain’s revenues increased $797,336, or 152%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord’s revenues increased $660,301 or 181% to $1,024,947.

Cost of services increased by $876,131 as a result of substantially higher revenues, but Gross Profit increased from 16% of revenues to 34% as economies of scale, especially for the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses were $1,469,000, or an increase of $507,782 from the three month comparative period in 2006. Financial consulting expenses increased by $292,000 over the prior period, as did capital raising expenses by $75,000 and professional fees by $170,000. These increases were partially offset by a decrease in marketing costs of $289,000. Interest costs increased $597,000 over the prior year’s comparative period, an increase of 122%. The amortization of the deferred consideration associated with the warrants issued to fund the acquisition, along with the costs of the increased debt incurred by the Company to shore up its working capital are the primary reasons behind this increase.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of $3,073,435 and $3,091,106 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, we had $301,666 in cash and $250,000 cash in escrow, which relates to the financing by Shelter. Under the terms of the Agreement, this money will be released to CBAI once the Company can demonstrate collection of most of CorCell’s inherited accounts receivable. Subsequent to June 30th, 2007, some of these amounts in escrow have been released. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 5, Notes and Loans Payable.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out under the supervision of and with the participation of CBAI's management, including CBAI's Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective, as of June 30, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS To be updated

We have issued the following securities in the first six months of 2007 without registering them under the Securities Act of 1933:

During the six months ended June 30, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $42,162.

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

On May 21, 2007, CBAI entered into a placement agent agreement with RHK Midtown Partners, LLC, for providing financial consulting services, at a value of $150,000, in exchange for the issuance of 1,875,000 common shares of the Company.

On May 21, 2007, CBAI signed an exclusive Consulting Agreement with Fuselier & Associates 1, L.P., whereby the consultant will negotiate creditor claims and attempt to effect settlements of these claims (currently in Accounts Payable on the Company’s Balance Sheet). In exchange, the Company issued 15,000,000 restricted common shares with a value of $1,200,000. Creditor claims that go unassigned to the consultant will result in a share reduction equivalent to a set formula, as outlined in the Agreement, on file with the SEC.

On June 20, 2007, the Company issued 2,000,000 unregistered common shares to Bergen Community Regional Blood Center in consideration for extending the credit terms on its outstanding balance in accounts payable.

On June 28, 2007, Cornell Capital converted $36,212 of their convertible debenture in exchange for 853,080 common shares of CBAI.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2007, the Company is in default on the secured convertible debenture issued by Cornell Capital on December 28, 2005, due to the company’s inability to register all of the shares as required by the debenture.  The company first attempted to register all of the securities on February 13, 2006.  Due to SEC comments, the company was only able to register 8,751,962 shares with the SEC, declared effective on January 25, 2007. An unregistered amount of  shares remains to satisfy the outstanding debt. As of June 30, 2007, both parties are still seeking a workable solution to remedy the agreement.

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

CORD BLOOD AMERICA, INC.
Date: August 14, 2007	By: /s/Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)