Form 10QSB
period 2007-09-30
Cord Blood America, Inc.
filed 2007-11-19
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2007.

[   ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

Cord Blood America, Inc.
(Exact name of registrant as specified in charter)

Florida	000-50746	65-1078768
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

501 Santa Monica Blvd, Ste 700, Santa Monica, CA 90401
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of  November 11, 2007: 174,048,335 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2007

ASSETS
Current assets:
Cash	$107,343
Cash in Escrow	100,000
Accounts receivable, net of allowance for doubtful accounts of $204,993	419,214
Inventory	9,151
Deposits	34,081
Prepaid expenses	233,313
Total current assets	903,102
Property and equipment, net of accumulated depreciation and amortization of $179,154	164,022

Customer contracts and relationships, net of amortization of $315,098	4,817,724
Domain name, net of amortization of $63	337
Other assets	670
Total assets	$5,885,855
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$1,014,001
Accrued expenses	1,050,100
Deferred revenue	964,259
Advances from Officers	206,468
Capital lease obligations, current portion	4,694
Promissory notes payable, net of unamortized discount of $366,745	6,772,556
Total current liabilities	10,012,078
Capital lease obligations, net of current portion	1,041
Total liabilities	10,013,119
Capital deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 165,372,807 shares issued and outstanding, inclusive of treasury shares	16,547
Additional paid-in capital	37,657,012
Deferred Consideration	(5,460,100)
Prepaid Services	(1,155,843)
Common stock held in treasury stock, 46,166,667 shares	(17,159,833)
Accumulated deficit	(18,025,047)
Total capital deficit	(4,127,264)
Total liabilities and capital deficit	$5,885,855

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
Revenue	$5,697,701	$2,582,432
Cost of services	(3,313,701)	(2,055,362)
Gross profit	2,384,000	527,070
Administrative and selling expenses	(3,659,485)	(3,219,204)
Loss from Operations	(1,275,485)	(2,692,134)
Interest expense	(2,912,393)	(1,536,538)
Net loss before income taxes	(4,187,878)	(4,228,672)
Income taxes	--	--
Loss from Continuing Operations	$(4,187,878)	$(4,228,672)
Discontinued Operations (see Note – 11)	--	(33,037)
Net loss	(4,187,878)	(4,261,709)
Basic and diluted loss per share	$(0.05)	$(0.11)
Weighted average common shares outstanding	88,278,103	40,534,395

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
Revenue	$1,654,494	$1,143,390
Cost of services	(660,045)	(893,286)
Gross profit	994,449	250,104
Administrative and selling expenses	(1,061,531)	(831,498)
Loss from Operations	(67,082)	(581,394)
Interest expense	(1,040,892)	(556,839)
Net loss before income taxes	(1,107,974)	(1,138,233)
Income taxes	--	--
Loss from Continuing Operations	$(1,107,974)	$(1,138,233)
Discontinued Operations (see Note – 11)	--	(142,358)
Net loss	(1,107,974)	(1,280,591)
Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average common shares outstanding	114,319,626	40,866,021

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 3O, 2007 AND 2006

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,187,878)	$(4,261,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Consideration	2,190,509	945,647
Provision for uncollectible accounts	--	10,731
Issuance of stock for services	761,694	54,799
Loan costs	--	39,337
Amortization of shares issued for services	262,522	--
Depreciation and amortization	622,594	11,819
Amortization of discount on warrants		146,602
Fixed Asset write off	--	16,616
Customer contracts and relationships		13,378
Share based compensation	15,558	243,986
Net change in operating assets and liabilities	343,136	674,410

Net cash used in (provided by) operating activities	8,135	(2,104,384)
Cash flows from investing activities:
Purchase of property and equipment	(2,937)	(13,515)
Purchase of CorCell	(239,085)	--
Purchase of CureSource	(106,500)	--
Proceeds from Escrow	150,000	--
Purchase of Cryobank	--	(120,000)

Net cash provided by investing activities	(198,522)	(133,515)
Cash flows from financing activities:
Repayments on loans payable	(668,487)	(52,801)
Payments on capital lease obligations	(4,379)	(2,961)
Proceeds from issuance of notes	450,000	374,422
Proceeds from advances from officers	223,725	--
Proceeds from issuance of common stock	275,305	--
Net cash provided by (used in) financing activities	276,164	318,660
Net increase (decrease) in cash	85,777	(1,919,239)
Cash and cash equivalents, at beginning of period	21,566	2,015,187
Cash and cash equivalents, at end of period	$107,343	$95,948

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$173,540	$1,348
Supplemental disclosures of non-cash investing and financing activities:
Discount on issuance of debt with detachable warrants	4,845,000	97,735

Shares issued for the purchase of CureSource	10,000	--
	-
Shares issued for the purchase of CorCell business	1,761,077	--

Shares issued for future services	1,418,365	--
lease obligations	--	2,567
Debt repaid through issuance of common stock	$822,916	$--

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

•

Family specialized in delivering leads through internet based lead generation to incorporate customers in the business of family based products and services. Family was disposed of through a sale in September, 2006.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 88,278,103 and 40,534,395 for the nine-months ended September 30, 2007 and 2006, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s consolidated financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $18 million as of September 30, 2007. In addition, CBAI has a working capital deficit of approximately $9.1 million as of September 30, 2007. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement (See Note 5 – Cornell) and Securities Purchase Agreement (see Note 5- Shelter Island Opportunity Fund) . CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. As well, the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

NOTE 3.

ACQUISITION

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., (a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,550,000 in cash (see Note 5 – Shelter Island), two promissory notes totaling $462,959 (see Note 5 – CorCell, Inc.), $1,761,077 value paid in common restricted shares of the company (18,498,715 shares) and the assumption of net liabilities in the amount of $1,118,506. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Pursuant to the terms of the acquisition agreement, Cord Blood registered the resale of the common stock CORD received in the Acquisition on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2006.

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

Pro-forma Statement of Operations

For the Nine-months ended September 30, 2007

	CBAI	CorCell	Adjustments	Pro-Forma

Revenues	$5,697,701	$296,370	--	$5,994,071
Cost of Services	(3,313,701)	(180,420)	--	(3,494,121)
Gross Profit	2,384,000	115,950		2,499,950
Administrative and Selling Expenses	(3,659,485)	(289,777)	(77,087) (1)	(4,026,349)
Interest Expense	(2,912,393)		(41,875) (2)	(2,954,268)

Net loss for the period	(4,187,878)	(173,827)	(118,962)	(4,480,667)

For the Nine-months ended September 30, 2006

	CBAI	CorCell	Adjustments	Pro-Forma

Revenues	$2,582,432	$2,194,439	--	$4,776,871
Cost of Services	(2,055,362)	(958,555)	--	(3,013,917)
Gross Profit	527,070	1,235,884		1,762,954
Administrative and Selling Expenses	(3,219,204)	(2,671,211)	(346,895) (3)	(6,237,310)
Interest Expense	(1,536,539)	(141,048)	(188,437) (4)	(1,866,024)

Net loss from continuing operations for the period	(4,228,673)	(1,576,375)	(535,332)	(6,340,380)

For the Three-months ended September 30, 2006

	CBAI	CorCell	Adjustments	Pro-Forma

Revenues	$1,143,390	$ 589,808	--	$1,733,198
Cost of Services	(893,286)	(265,547)	--	(1,158,833)
Gross Profit	250,104	324,261		574,365
Administrative and Selling Expenses	(831,498)	(762,068)	(115,631) (5)	(1,709,197)
Interest Expense	(556,839)	(44,892)	(62,813) (6)	(664,544)

Net loss for the period	(1,138,233)	(482,699)	(178,444)	(1,799,376)

Adjustments

1/ To record amortization of the purchased customer list for 2 months

2/ To record the interest on the promissory notes issued to pay for the transaction for 2 months

3/ To record amortization of the purchased customer list for 9 months

4/ To record the interest on the promissory notes issued to pay for the transaction for 9 months

5/ To record the amortization of the purchased customer list for 3 months

6/ To record the interest on the promissory notes issued to pay for the transaction for 3 months

Acquisition of the Assets of CureSource, Inc.

On August 20, 2007, CBAI completed the acquisition of certain assets from CureSource, Inc., a South Carolina corporation for the purchase price of $106,500 in cash and $10,000 in stock, or 196,080, unregistered shares of CBAI's common stock (the "Acquisition"). The Acquisition related to the purchase of approximately 340 umbilical cord blood samples, as well as one cryogenic freezer used for the storage of such umbilical cord blood samples. The entire purchase price was allocated to customer contracts and relationships, which are being amortized over 18 years.

NOTE 4.

ACCRUED EXPENSES

The components of accrued expenses at September 30, 2007 are summarized as follows:

September 30,
2007
Accrued salaries and benefits	$34,906
Accrued interest	862,090
Deferred Rent	10,077
Other	143,027
$1,050,100

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

On December 26, 2005, CBAI and Cornell amended and restated the $3,500,000 Debentures dated September 9, 2005 and funded the $1,500,000 Debentures pursuant to the Second Closing on December 28, 2005. The Securities Purchase Agreement ("SP Agreement") and the Registration Rights Agreement dated September 9, 2005 were also amended. The amended agreement stated that Cornell would purchase $5,000,000 of secured convertible debentures, which were convertible into shares of CBAI's common stock. $3,500,000 was funded as of September 9, 2005, and $1,500,000 was funded on December 28, 2005.  In the fourth quarter of 2006, the Cornell exercised its rights by converting $75,000 of this debenture in exchange for 818,794 common shares. The interest rate remains unchanged at 10% per annum and the principal together with accrued but unpaid interest is due on or before December 23, 2008. Throughout the first nine months of 2007, Cornell has converted a further $822,916 of this debenture in exchange for 13,339,629 registered and unregistered common shares. The balance outstanding on the debenture at September 30, 2007 is $4,102,084.

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

-

7,285,000 Shares underlying the Warrant dated 9/9/05

-

8,285,000 Shares underlying the Warrant dated 9/9/05

As of September 30, 2007, the Company is in default on the secured convertible debenture issued by Cornell Capital on December 28, 2005, due to the company’s inability to register all of the shares as required by the debenture.  The company first attempted to register all of the securities on February 13, 2006.  Due to SEC comments, the company was only able to register 8,751,962 shares with the SEC, declared effective on January 25, 2007. An unregistered amount of  shares remains to satisfy the outstanding debt. As of September 30, 2007, both parties are still seeking a workable solution to remedy the agreement.

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

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note.  On February 2, 2007, CBAI  issued 880,000 restricted common shares in exchange for Strategic providing a further three month extension on the promissory note. On May 4, 2007, CBAI  issued an additional 1,287,000 restricted common shares in exchange for Strategic providing a further three month extension on the promissory note. As of September 30, 2007 the outstanding balance on the note including accrued and unpaid interest was $311,532.

Collections Factoring

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At September 30, 2007, the outstanding principal balance was $19,299.

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

On April 12, 2007, the Company entered into a First Amendment to the Securities Purchase Agreement with Shelter Island Opportunity Fund, LLP (the “Subscriber”), whereby the Company issued a Secured Original Issue Discount Debenture bearing interest at the rate of 11.25% (or Prime +3%) with an aggregate principal amount of $230,000, in exchange for pledging shares of the Company’s wholly-owned subsidiary, Rain. The Agreement also entitles the Subscriber with the same benefits as the original Securities Purchase Agreement signed on February 14, 2007. As of September 30, 2007 the outstanding balance on the notes including accrued and unpaid interest was $2,405,426.

CorCell, Inc.

Pursuant to the acquisition of the business from CorCell, Inc (see Note 3 – Acquisition), the Company issued one Promissory Note to CorCell, Inc. bearing interest at the rate of 10.5% with an aggregate principal amount of $250,000, due July 1, 2007. Interest payments of $2,187 are due monthly, commencing on April 1, 2007. The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. The Company issued 1,666,667 shares as security for this Note. During the third quarter of 2007, the Company negotiated an alternative payment schedule of $50,000 monthly, and subsequently made total payments of $150,000, reducing the balance owing to $100,000.

On March 1, 2007, the Company issued a Convertible Note to CorCell, Inc. bearing interest at a rate of 9% with an aggregate principal amount of $212,959, due September 1, 2007. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment. Interest is accrued and payable at maturity.  The Company has agreed to pay off the Note within a six month period, commencing in December, 2007.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

Agreements

Bergen

Cord is operating under an agreement with a not-for-profit company, Bergen Community Regional Blood Center, to process, test and store all umbilical cord blood samples collected. The agreement has a 10-year term, beginning June 30, 2002, and can be terminated by either party with 90-day notice. The Company notified Bergen of its intent to terminate the agreement during the third quarter.

Progenitor Cell Therapy, LLC -  The Company entered into an agreement on August 1, 2007, with Progenitor Cell Therapy, LLC (PCT) to process, test and store all umbilical cord blood samples collected.  The agreement has a five year term and contains termination provisions for each party.  The Company believes this change provides additional opportunities to leverage operating costs and efficiencies, while maintaining the highest of quality standards. The company is working with both PCT and Bergen to enact the change, and expects to complete the conversion no later than December 31, 2007.

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

In July, 2007, Pharmastem lost a suit of patent infringement in the U.S. Court of Appeals brought against a Company in a similar situation to Cord, as described above. Through the end of the third quarter of 2007, CBAI has decided to continue accruing the royalty amounts, as it follows the reaction to the decision by Pharmastem.

Operating Lease

In 2005 and 2004, CBAI entered into non-cancelable operating leases for office space and computer software which expire through October 2009. On October 1, 2006, the Company signed a one-year renewable operating lease for office space with Vita34 A.G, which it has not renewed. In September, 2007, the Company signed a new five-year operating lease and re-located its head office to Santa Monica, California. The Company entered into a sub-lease agreement for its previous head office space that runs through the balance of the term (expiring in August, 2009). Net commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of September 30, 2007, are as follows:

Year	Future Payments	Future Rental Income	Net
2007 ( 3 months)	$116,008	$18,630	$97,378
2008	227,980	90,616	137,364
2009	199,250	62,000	137,250
2010	143,093		143,093
2011	146,685		146,685
2012	106,090		106,090
Total	$939,106	$171,246	$767,860

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $10,076, which is included in accrued expenses in the accompanying balance sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $166,370 and $54,087 for the nine months ended September 30, 2007 and 2006, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. This arrangement is continuing for 2007, although the one-year renewal under the same terms has not yet been signed.

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

NOTE 7.

RELATED PARTY TRANSACTIONS AND COMMITMENTS

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the nine months ended September 30, 2007, $42,499 of this advance was repaid and the balance remaining amounted to $2,684. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off. At September 30, 2007, the balance remaining on this loan was $108,945.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off. At September 30, 2007, the balance remaining on this loan was $23,710.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off. At September 30, 2007, the balance remaining on this loan was $71,129.

The total balance owing to the officers of CBAI at September 30, 2007 was $206,468.

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

In the first nine months of 2007, there were no options granted, forfeited or expired. The number of outstanding options at September 30, 2007 remains at 5,461,189, with an exercisable price of $0.28 and approximately 7.5 years remaining. The number of exercisable options at September 30, 2007 remains at 4,423,689 with an exercise price of $0.29 and approximately 5.75 years remaining.

NOTE 9.

STOCK OPTION AND WARRANT AGREEMENTS

As previously mentioned above, CBAI did not issue any new stock options during the nine months ending September 30, 2007.

In connection with the Shelter Island Agreement (See Note 4), a warrant was issued to Shelter Island for the purchase  appriximately 36 million of the Company’s common shares. The warrant is immediately exercisable for a five-year period, expiring on February 12, 2012, at an exercise price of $0.101 per share. The estimated fair value of the warrants is approximately $4,845,000 and was recorded as deferred compensation against equity; it is being amortized to interest expense over the life of the debenture (30 months). At the date of issuance, the common stock was trading at $0.125 per share. Similarly, Ascendiant Securities, providing advisory services in connection with the Shelter Island debenture, received a warrant to purchase 4,000,000 of the Company’s common shares at the same exercise price and under the same conditions as the Shelter Island warrant.

The following table summarizes the warrants outstanding and exercisable at September 30, 2007:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
14,285,000	$0.101	09/09/2010
8,285,000	$0.101	09/09/2010
40,000,000	$0.101	02/12/2012
Total 63,570,000

NOTE 10.

STOCKHOLDER’S EQUITY

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the nine months ended September 30, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the issue date was $42,162.

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

On February 23, 2007, CBAI signed an Agreement with Capital Growth Resources which allows for Capital Growth Resources to act as lead placement agent for a private placement to be executed by Cord Blood America in 2007, in exchange for 150,000 of un-registered securities of the CBAI’s common stock.  Capital Growth Resources will be paid a placement agent fee of 10% of the equity capital raised in the private placement and 3% non-accountable fee for costs of services.  Capital Growth Resources will also have the option to purchase up to 13% of the value of the placement in CBAI warrants. No funds had been raised as at March 31, 2007.  On May 11, 2007, the company terminated its agreement with Capital Growth Resources.  Capital Growth Resources received no additional compensation.

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

On May 21, 2007, CBAI signed an exclusive Consulting Agreement with Fuselier & Associates 1, L.P., whereby the consultant will negotiate creditor claims and attempt to effect settlements of these claims (currently in Accounts Payable on the Company’s Balance Sheet). In exchange, the Company issued 15,000,000 restricted common shares with a value of $1,200,000. Creditor claims that go unassigned to the consultant will result in a share reduction equivalent to a set formula, as outlined in the Agreement, on file with the SEC. On July 23, 2007, CBAI signed an amendment to this agreement, which provided for an additional issuance of 871,945 restricted common shares, for no additional consideration.

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

On July 23, 2007, CBAI signed consulting agreements with certain of its professional consultants to provide legal and financial advisory services valued at approximately $75,000 in exchange for the issuance of 1,600,000 unrestricted common shares.

On July 31, 2007 and August 31, 2007, CBAI issued 969,400 and 1,473,429 restricted common shares to Independent Blue Cross in exchange for a total cash consideration of $129,768.

On September 21, 2007, CBAI issued 150,000 restricted common shares to RHK Midtown Partners, LLC, valued at $7,050 in exchange for providing financial advisory services.

In the third quarter of 2007, CBAI issued a total of 222,006 restricted common shares to an employee with a value of approximately $12,000.

As of September 30, 2007 CBAI had 119,206,140 shares of Common Stock outstanding. An additional 46,166,667 shares has been issued and remains in the Company’s treasury.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	--	558,260	$--	$93,487
Cost of services	--	--	--	--
Operating Expenses	--	591,297	--	235,845
Net Loss from Discontinued Operations	--	(33,037)	$--	$(142,358)

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

The table below presents certain financial information by business segment for the nine months ended September 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$3,079,919	$0	$2,617,782	$5,697,701	$5,697,701
Interest Expense	2,910,818	0	1,575	2,912,393	2,912,393
Depreciation and Amortization	374,089	0	0	374,089	374,089
Segment Income (Loss)	(4,421,592)		233,714	(4,187,878)	(4,187,878)
Segment Assets	$5,771,093	$197	$114,565	$5,885,855	$5,885,855

The table below presents certain financial information by business segment for the nine months ended September 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$903,718	$0	$1,678,714	$2,582,432	$2,582,432
Interest Expense	1,535,720	0	819	1,536,539	1,536,539
Depreciation and Amortization	13,766	0	32	13,798	13,798
Segment Income (Loss)	(4,303,857)	(61,330)	136,515	(4,228,672)	(4,228,672)
Segment Assets	$547,066	$196	$166,056	$713,318	$713,318

The table below presents certain financial information by business segment for the three months ended September 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,211,023	$0	$443,471	$1,654,494	$1,654,494
Interest Expense	1,039,557	0	1,335	1,040,892	1,040,892
Depreciation and Amortization	151,550	0	0	151,550	151,550
Segment Income (Loss)	(1,071,858)		(36,116)	(1,107,974)	(1,107,974)
Segment Assets	$5,771,093	$197	$114,565	$5,885,855	$5,885,855

The table below presents certain financial information by business segment for the three months ended September 30, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$278,888	$0	$864,502	$1,143,390	$1,143,390
Interest Expense	556,839	0		556,839	556,839
Depreciation and Amortization	11,410	0	11	11,421	11,421
Segment Loss)	(1,237,254)	(1,726)	100,747	(1,138,233)	(1,138,233)
Segment Assets	$547,066	$196	$166,056	$713,318	$713,318

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

The following information should be read in conjunction with our September 30, 2007 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31,

2006. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Cord

CBAI and its subsidiaries CorCell (“Cord”) provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices in Philadelphia, Pennsylvania, which were the former offices of the CorCell operations. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Bergen Community Regional Blood Services, located in Paramus, New Jersey. On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC, (PCT) for testing, processing and storage of cord blood samples.  The company believes this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. We provide the following services to each customer. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland.

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

•

Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least eighteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

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

During 2006, Rain focused on the development of a new sales channel, referred to as "remnant radio", which is unsold radio inventory from radio networks that is available at a deeply discounted rate. In the past, this unsold inventory was available to us on nationally syndicated radio shows. This new channel involves unsold inventory at the local radio station level. We have developed relationships with the top three firms in this space and now offer discounted unsold radio inventory to our clients on a local level. The ability to purchase this local remnant radio inventory is made possible in large part due to the utilization of the internet as a supply chain management tool, allowing local radio station managers to sell their unsold inventory at the last minute. The development of this service benefits us in two ways:

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

Results of Operations for the Nine-Months Ended September 30, 2007

For the nine months ended September 30, 2007, our total revenue increased $3,115,269 or 121% to $5,697,701 due to three factors: Rain’s revenues increased $939,068, or 56%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord’s revenues increased $2,176,201 or 241% to $3,079,919, primarily due to the Company’s acquisition of more umbilical cord samples along with customer lists and marketing efforts.

Cost of services increased by $1,258,339 as a result of substantially higher revenues, but Gross Profit increased from 20.4% of revenues to 41.8% as economies of scale, especially for the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses increased by approximately $440,000 or 13.7% from the prior comparative period to $3,659,000. With the acquisition of CorCell, the Company has temporarily increased some of its administrative expenses, until it completes its integration plans. On the other hand, the cost-cutting measures implemented in 2006 are now being felt for the entire period. These include a decrease in total labor costs of $222,000, a reduction in marketing costs of $694,000, partially offset by an increase in capital raising expenses and financial consulting charges and fees of $667,000, loan discounts expensed of $147,000, office, rent and related expenses of $150,000 and increases of $350,000 in depreciation and amortization, a consequence of the acquisition of additional equipment and customer lists.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. Consequently, interest costs increased 133% from $1,565,000 to $3,654,000. A significant part of this increase is associated with the amortization of the deferred consideration, resulting from the new warrants issued in the first quarter. All interest charges during the period have been accrued.

Our net loss from continuing operations did not significantly change from the comparative period, declining 1.8% to $4,188,000.

Results of Operations for the Three-Months Ended September 30, 2007

For the three months ended September 30, 2007, our total revenue increased $511,000 or 44.7% to $1,654,494  due to three factors: Cord’s revenues increased $746,000 or 267% to $1,025,000 primarily due to the Company’s acquisition of more umbilical cord samples along with customer lists and marketing efforts. This was offset by a decline in Rain’s revenues of $421,000 or approximately 49%, as a result of re-inventing the focus of RainMakers to create a residual income company that can stand alone.  As CBAI evaluates its position in the stem cell market, it believes that both Rain and Cord need to operate on their own and are positioning these companies to have recurring revenue streams that allow for predictable, strategic income.

Cost of services decreased  by $233,000 primarily due to the significant decrease in Rain’s revenues, which has a substantially lower gross margin than the Company’s cord division, and consequently the overall Gross Profit increased significantly from 22% of revenues to 60% as economies of scale for the Company’s Cord division starts impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses were $1,062,000, or an increase of $230,000 from the three month comparative period in 2006. Financial consulting and capital raising expenses increased by $136,000 over the prior period, as did health insurance costs by $26,000, office, rent and related expenses by $82,000 and increases of $140,000 in depreciation and amortization, a consequence of the acquisition of additional equipment and customer lists. These increases were partially offset by a decrease in marketing costs of $234,000. Interest costs increased $473,000 over the prior year’s comparative period, an increase of 87%. The amortization of the deferred consideration associated with the warrants issued to fund the acquisition, along with the costs of the increased debt incurred by the Company to shore up its working capital are the primary reasons behind this increase.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of $4,187,878 and $4,228,672 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, we had $107,343 in cash and $100,000 cash in escrow, which relates to the financing by Shelter. Under the terms of the Agreement, this money will be released to CBAI once the Company can demonstrate collection of most of CorCell’s inherited accounts receivable. During the past three months ending September 30, 2007, $150,000 of the original escrowed amount was released. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 5, Notes and Loans Payable.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision of and with the participation of CBAI's management, including CBAI's Chief Executive Officer (Principal Executive Officer and acting Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). Based on that evaluation, the Company's Chief Executive Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected.”

The deficiency in our internal control related to a lack of segregation of duties due to the size of the accounting department. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency.

Based upon that evaluation and deficiency identified above, the Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, as of September 30, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first nine months of 2007 without registering them under the Securities Act of 1933:

During the nine months ended September 30, 2007, CBAI issued a total of 324,324 shares to its directors as compensation. The total cash value of the stock on the date of issuance was $42,162.

On February 23, 2007 CBAI issued 750,000 shares in exchange for finders fees related to the financing arranged with Shelter.

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

On May 21, 2007, CBAI signed an exclusive Consulting Agreement with Fuselier & Associates 1, L.P., whereby the consultant will negotiate creditor claims and attempt to effect settlements of these claims (currently in Accounts Payable on the Company’s Balance Sheet). In exchange, the Company issued 15,000,000 restricted common shares with a value of $1,200,000. Creditor claims that go unassigned to the consultant will result in a share reduction equivalent to a set formula, as outlined in the Agreement, on file with the SEC. On July 23, 2007, CBAI signed an amendment to this Agreement, issuing an additional 871,945 common shares.

On June 20, 2007, the Company issued 2,000,000 unregistered common shares to Bergen Community Regional Blood Center in consideration for extending the credit terms on its outstanding balance in accounts payable.

On June 28, 2007, Cornell Capital converted $36,212 of their convertible debenture in exchange for 853,080 common shares of CBAI.

On July 31 and August 31, 2007, the Company issued 969,400 and 1,473,429 restricted common shares to Independent Blue Cross in exchange for a total cash consideration of $129,786.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2007, the Company is in default on the secured convertible debenture issued by Cornell Capital on December 28, 2005, due to the company’s inability to register all of the shares as required by the debenture.  The company first attempted to register all of the securities on February 13, 2006.  Due to SEC comments, the company was only able to register 8,751,962 shares with the SEC, declared effective on January 25, 2007. An unregistered amount of  shares remains to satisfy the outstanding debt. As of September 30, 2007, both parties are still seeking a workable solution to remedy the agreement.

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

CORD BLOOD AMERICA, INC.

Date: November 14, 2007	By:	/s/ Matthew L. Schissler
Matthew L. Schissler
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)