Form 10KSB
period 2007-12-31
Cord Blood America, Inc.
filed 2008-04-15
CIK 1289496

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   ----------

                                   FORM 10KSB

                                   ----------

                                   (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________.

                       COMMISSION FILE NUMBER: 000-50746
                                ---------------

                            CORD BLOOD AMERICA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                                   ----------

                               FLORIDA 65-1078768
                               ------- ----------
                (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

                       501 SANTA MONICA BLVD., SUITE 700
                         SANTA MONICA, CALIFORNIA 90401
                         ------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                  310-432-4090
                                  ------------
         (Telephone number, including area code, of agent for service)

                                With copies to:
                             Darrin M. Ocasio, Esq.
                      Sichenzia Ross Friedman Ference LLP
                            61 Broadway, 32nd Floor
                               New York, NY 10006
                                 (212) 930-9700
                              (212) 930-9725 (fax)

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

State issuer's revenues for its most recent fiscal year: $5,811,267

================================================================================

The aggregate market value of the registrant's common stock held by non-affiliates on April 7, 2008 (based on the closing price of the OTC Bulletin Board) on such date was approximately $3.6 million.

225,154,440 shares of the issuer's common stock, par value $.0001 per share, were outstanding as of April 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

                       2007 ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS


                                    PART I.

Item 1.  Description of Business                                            3
Item 2.  Description of Property                                           12
Item 3.  Legal Proceedings                                                 12
Item 4.  Submission of Matters to a Vote of Security Holders               12


                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters          13
Item 6.  Management's Discussion and Analysis                              14
Item 7.  Financial Statements                                              19
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                               42
Item 8B. Controls and Procedures                                           42


                                   PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act        43
Item 10. Executive Compensation                                            44
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                        45
Item 12. Certain Relationships and Related Transactions                    46
Item 13. Exhibits and Reports                                              47
Item 14. Principal Accountant Fees and Services                            53

Signatures                                                                 54

                           FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. These risks and uncertainties include, but are not limited to:

     o whether we will continue as a going concern; o whether we will continue to increase revenues within our core business;

     o whether we will generate revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry;
     o whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability;
     o whether we are able to meet our financing requirements, and to ultimately achieve profitable operations
     o whether we will gain tremendous value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services;
     o whether we will be able to further monetize our website traffic through the use of our web properties, and therefore offset increasing costs;
     o whether we continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecological practices and other healthcare professionals; and
     o whether continuing to develop relationships with medical professionals who work closely with expectant families will further enhance our long-term growth and profitability.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cord Blood America, Inc. ("CBAI"), formerly D & A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. We did not commence business operations until we acquired Cord Partners, Inc., ("Cord Partners"), a Florida corporation and wholly owned subsidiary of CBAI, as of March 31, 2004. CBAI is primarily a holding company whose subsidiaries include Cord Partners,("Cord") CorCell Co. Inc., CorCell Ltd., (CorCell), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). CBAI and its subsidiaries engage in the following business activities:

     o Cord specializes in providing private cord blood stem cell preservation services to families.

     o BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

     o Properties was formed to hold the corporate trademarks and other intellectual property of CBAI.

     o Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

We intend to continue the organic growth of CBAI through continued improvement of internal processes, expanded channel development, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through health insurance partners, obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies. We negotiated two acquisitions in 2006, the first, Cryobank for Oncologic and Reproductive Donors ("Cryobank") and the second, Corcell's operating entity on October 13, 2006, and which closed on February 28, 2007. On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue fund mergers and acquisitions from monies received from debt placements and/or private placements.

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

CORD

SERVICES PROVIDED BY CORD

Cord's customers are typically expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member.
 Through partnering with Progenitor Cell Therapies, Inc., Cord is able to provide services to collect, test, process and preserve umbilical cord blood.

Private cord blood banking has been growing in acceptance by the medical community and has become increasingly popular with families. For an initial fee of approximately $1,925 and an annual storage fee of approximately $125 for each year thereafter, Cord provides the following services to each customer:

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

At present, all of our cord blood units are tested, processed and stored at, Progenitor Cell Therapies of Hackensack, New Jersey.

                                  RISK FACTORS

An investment in our common stock involves a very significant risk. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION BY OUR INDEPENDENT AUDITORS WHO HAVE RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have experienced net losses from operations of $5,994,004 for the year ended December 31, 2007 and $5,688,732 for the year ended December 31, 2006. In addition, as of December 31, 2007 we had a working capital deficit of $8,942,298 and a working capital deficit of $6,878,777 as of December 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

WE MAY BE UNABLE TO MANAGE GROWTH, WHICH MAY IMPACT OUR POTENTIAL PROFITABILITY.

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

WE ARE DEPENDENT UPON EXTERNAL FINANCING TO FUND OUR ONGOING OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN.

Currently, we are dependent upon external financing to fund our operations. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations and may hinder our ability to expand or continue our business.

Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the price of our shares.

WE ARE DEPENDENT UPON A THIRD PARTY FACILITY FOR THE STORAGE OF UMBILICAL CORD BLOOD; IF OUR STORAGE ARRANGEMENTS TERMINATE OR THE FACILITY FAILS FOR ANY REASON, WE MAY NOT BE ABLE TO PROVIDE CORD BLOOD BANKING SERVICES FOR SOME PERIOD OF TIME.

We do not own or operate a storage facility for umbilical cord blood. On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC ("PCT") for testing, processing and storage of cord blood samples, and terminated an agreement with Bergen Community Regional Blood Center ("Bergen"). If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

All cord blood collected from our customers is stored in Paramus, New Jersey. If our storage arrangements with the facility terminate for any reason, we may not be able to continue to provide our cord blood banking services for some period of time. Even if we are able to negotiate an extension of our existing agreement or enter into one or more new agreements, we may not be able to obtain favorable terms.

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

Of the states in which we provide cord blood banking services, only California, New Jersey and New York currently require that cord blood banks be licensed. We maintain the required licenses in each of these states. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility, or we may have to obtain licenses to continue providing services in those states.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES AND NEW DEVELOPMENTS, OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED VIABILITY OF THE USE OF STEM CELLS AND OUR ABILITY TO RESPOND TO THE CHANGES.

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

OUR MARKETS ARE INCREASINGLY COMPETITIVE AND, IN THE EVENT WE ARE UNABLE TO COMPETE AGAINST LARGER COMPETITORS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Cord blood banking and stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter our markets and compete with us. Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. Established competitors, who have substantially greater financial resources and longer operating histories than us, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability. In the event that we are not able to compete successfully, our business will be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS.

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Matthew L. Schissler. The loss of his services could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management's attention away from operational issues. We do not presently maintain key-man life insurance policies on our Chief Executive Officer. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract sufficient number and quality of staff.


EXPLANATION OF MATERIAL AGREEMENTS

BLOOD BANK SERVICE AGREEMENT

Pursuant to our Service Agreement with Bergen Community Regional Blood Center ("Bergen"), the blood center would test all cord blood received from CBAI and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. Bergen would be compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month.

On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC ("PCT") for testing, processing and storage of cord blood samples. As a result of our agreement with PCT we terminated our agreement with Bergen. We believe this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. Several other blood centers also provide the services currently provided to us by PCT. If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

CORCELL ACQUISITION

On October 13, 2006, we entered into an Asset Purchase Agreement with Vita34 for the assets of CorCell, Inc., to begin the process of acquiring the business of collection, processing and storage of blood taken from umbilical cord after a child is born. On February 28, 2007, we completed the acquisition. The acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc. and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Corcell is not PharmaStem licensed.

ENABLE TRANSACTION

On November 26, 2007, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which we issued and sold an aggregate of $1,931,106.20 principal amount of 0% Senior Convertible Notes (the "Notes") to accredited investors (the "Purchasers") in a private placement. The Notes were sold at a 20% discount. A portion of the principal amount of the Notes in the amount of

$680,000 was paid by the Purchasers by converting $544,000 in interest owed by the Company on outstanding notes. We received gross proceeds of approximately $1,000,000, of which we used $155,000 for financing costs. As part of the transaction, the Purchasers were also issued warrants (the "Purchaser Warrants") to purchase 48,277,655 shares of the Company's Common Stock, $0.0001 par value per share ("Common Stock"), at the exercise price of $0.037 per share.

On March 10, 2008, we reduced the warrant exercise price of the Purchaser Warrants from $0.037 to $0.0086, so long as the Warrants were exercised by April 30, 2008, after which time the warrants exercise price would revert to $0.037, subject to adjustment as provided in the Warrants.

THE 0% SENIOR CONVERTIBLE NOTES

The Notes are due on November 26, 2009. So long as the registration statement that the Company is required to file pursuant to the Securities Purchase Agreement and the registration rights agreement entered into in connection therewith (the "Registration Rights Agreement") (the "Registration Statement"), is effective, the Company will have the right to prepay, prior to the second year anniversary of the issuance of the Notes, in cash all or a portion of the Notes at 120% of the outstanding principal plus accrued interest to the date of the prepayment. Beginning on May 26, 2008, and continuing on the same date of each successive month thereafter, the Company shall repay 1/18th of the original principal amount of the Notes either in cash or in Common Stock, at the Company's option. If the Company elects to repay the Notes in common stock, the number of shares issued will be based on the lesser of (i) 10% discount onto the weighted average price of the 10 trading days immediately preceding (but not including) the applicable repayment date or (ii) the then conversion price, as adjusted.

The initial conversion price of the Notes is $0.03 per share. With certain exceptions set forth in the Notes, if the Company issues common stock at a price lower than the conversion price of the Notes, or issues convertible securities with a conversion price lower than the conversion price of the Notes , then the conversion price of the Notes will be reduced to such price. As a result of the reduction of the Purchaser Warrants, the conversion price of the Notes has been reduced to $0.0086, pursuant to Section 7(a) of the Notes.

The Notes contain certain covenants of the Company which the Company must adhere to while the Notes are outstanding, including that:

     o all payments due under the Notes (i) shall rank junior to all indebtedness of the Company and its subsidiaries as of the issuance date, (ii) shall rank pari passu with all other convertible notes and
          (iii) shall rank senior to all indebtedness of the Company and its subsidiaries incurred after the issuance date;

     o the Company and its subsidiaries shall not incur any indebtedness if such indebtedness (including the issuance of debt securities) will result in the ratio at the time of such event(s) to fall below the lesser of (i) 1.0 and (ii) the ratio existing as of the issuance date;

     o the Company shall not enter or incur any liens and shall not permit any subsidiary to incur indebtedness other than permitted indebtedness;

     o the Company and its subsidiaries shall not make any restricted payments, except for subordinated debt or subsidiaries of the Company may make restricted payments to the Company; and

     o    the Company shall not pay dividends.

Defaults under the Notes include the following:

     o If the Registration Statement is required to be maintained effective and such effectiveness lapses;

     o If the Company's common stock is suspended from trading on its principal trading market;

     o    A default under any notes executed by the Company;

     o    If the Company fails to pay interest or liquidated damages when due;
          and

     o    If the Company fails to perform any covenant.

If an event of default occurs, the holders of the Notes may require the Company to (i) redeem all or any portion of the Notes (ii) convert any portion of the Notes then held by the holders into shares of common stock, equal to a number of shares of common stock equal to the principal amount outstanding on the Notes divided by 96% of the lowest daily volume weighted average price of the common stock during the 30 trading days immediately prior to the date of such conversion. Each portion of the Notes subject to redemption by the Company shall be redeemed by the Company at a price equal to the conversion amount to be redeemed. During the continuance of an event of default, the Notes shall accrue interest on any unpaid principal amount at an annual rate equal to 12%.

The holders of the Notes shall not have the right to convert the Notes, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of the Company's Common Stock immediately after giving effect to such conversion.

As previously mentioned, we issued the Purchasers warrants to purchase 48,277,655 shares of the Company's Common Stock at an exercise price of $0.037 per share, which were subsequently reduced to $0.0086. The Purchaser Warrants may be exercised any time until November 31, 2012.

The Purchaser Warrant holders may not exercise the Purchaser Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the common stock following such exercise, except within 60 days of the expiration of the Warrants.

In connection with this transaction, we executed a security agreement pursuant to which we granted a security interest and lien on substantially all of our assets. The lien shall terminate immediately when the Notes and all amounts due in connection with the Notes are satisfied.

In connection with the transaction, the Company paid placement agent fees in the amount of $90,000. In addition, we issued the placement agents, including their employees and affiliates, an aggregate of 5,833,332 warrants (the "Broker Warrants") to purchase the Company's Common Stock. The Broker Warrants have the same terms as the Purchaser Warrants, except that, 2,916,666 of the Broker Warrants have an exercise price of $0.03.

Pursuant to the Registration Rights Agreement, we filed a registration statement to register the shares of common stock issuable upon exercise of the Purchaser Warrants and conversion of the Notes. The initial registration statement was filed on December 28, 2007 and declared effective by January 17, 2008.

SHELTER ISLAND LINE OF CREDIT

On November 26, 2007, the Company entered into a Second Amendment (the "Second Amendment") to the Securities Purchase Agreement, dated as of February 14, 2007, as amended by the First Amendment, dated as of April 9, 2007, by and among Corcell, Ltd., a Nevada corporation (a subsidiary of the Company) ("Corcell"), the Company, and Shelter Island Opportunity Fund, LLP ("Shelter Island"), pursuant to which the Company may borrow an amount not to exceed $1,000,000, exercisable at its option. Such funds may be drawn down in installments by the Company in amounts of at least $200,000, or an integral multiple in excess thereof. In connection with the transaction, the Company issued, executed and delivered to the Shelter Island the following:

     o    A Security Agreement (the "Corcell Security Agreement");

     o A Secured Original Issue Discount Debenture with a principal amount not to exceed $1,000,000 (the "Debentures");

     o A Common Stock Purchase Warrant to purchase 20,270,270 shares of Common Stock (the "Shelter Island Warrants");

     o    A Put Option Agreement; and

     o    A Subordination Agreement

In the event the Company draws down on the line of credit, it will issue the Debenture, which matures on May 26, 2010 (the "Maturity Date"). Annual interest on the Debenture is the greater of (i) the sum of 4.00% plus the Prime Rate on such date or (ii) 11.75%. Interest on the Debenture is payable in arrears (x) prior to the Maturity Date, on the last trading day of the second month immediately succeeding the month in which the first advance is made and on the last trading day of each month thereafter until the Maturity Date, (y) in full on the Maturity Date and (z) on demand after the Maturity Date.

The Company issued the Purchasers Shelter Island warrants to purchase 20,270,270 shares of the company's Common Stock at a purchase price of $0.037 per share.
 The Shelter Island warrants may be exercised any time until November 31, 2012.

The Company has also granted Shelter Island a put option pursuant to the Second Amendment pursuant to which Shelter Island can sell the shares issued to Shelter Island under the Second Amendment back to the Company for the product of (i) the aggregate of all advances made (whether or not they are then outstanding) by Shelter Island to Corcell under the Debenture, and (ii) 60.00% (or, on a per put share basis, such product divided by the total number of put shares) at any time during the earlier to occur of the following put option exercise periods: (a) the ten business day period commencing on the first anniversary of the closing date, or (b) the ten business day period commencing on the date which is nine months after the date that the registration statement for the registration of the issued shares is declared effective by the Securities and Exchange Commission.

In addition, Corcell, a subsidiary of the Company, entered into a Subordination Agreement in which the Purchasers under the Enable transaction subordinated to Shelter Island any security interest or lien that Purchasers may have in the collateral of Corcell. The security interest of Shelter Island shall at all times be senior to the security interest of the Purchasers.

CURESOURCE ASSET ACQUISITION

On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc., for the aggregate purchase price of $106,500 in cash and $10,000 paid in common restricted shares of the company, for a total purchase price of $116,500. The asset purchase related to the existing customer samples owned by CureSource, Inc. and associated with the operations of CureSource, Inc., which predominantly is the current customer base and revenues.

BODYCELLS

BodyCells is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy.

PROPERTIES

Properties holds all of the trademarks and other intellectual property of CBA and its subsidiaries. The trademarks were applied for in the fourth quarter of 2004. The trademark, "Cord Partners" was registered with the United States Patent and Trademark office on January 17, 2006.

RAIN

Rain was acquired on February 28, 2005 and is in the business of advertising.
 Sources of revenue for Rain include: procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; procuring and placing advertising sponsorships in motor sports, procuring and creating telephone on-hold advertising messages; and procuring and placing print advertising.

Costs of services associated with the revenues of Rain are as follows: set up and per minute charges from the procured call center; set up, filming, recording, creating graphics, editing, dubbing and distribution of commercials produced; media venue fees for advertising procured; production of on-hold messaging; digital equipment for on-hold messaging; motor sports sponsorship inventory; and media venue fees for sales leads generated via per inquiry advertising.

ADVERTISING AND DIRECT MARKETING

Rain offers its advertising and direct marketing customers a range of services including:

     o    the placement of advertising in television and radio outlets;

     o the production of advertising content, including television commercials, and radio copy

     o advertising and marketing consulting services relating to the customer's marketing campaign.

     o    the placement of motor sports sponsorships; and

     o    the placement and production of on-hold advertising and messaging.

In performing its advertising agency services, Rain outsources commercial production services to third party production companies.

Rain's advertising clients are typically small companies for whom its range of services include, in addition to the placement of advertising, a range of consulting services which can include assistance in not only developing an advertising program, but helping the client to design or develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

FAMILY MARKETING

Family Marketing specializes in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. In the summer of 2006, Company management decided to sell this business and to redeploy resources to other areas. As a result, on September 5, 2006, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Noah Anderson, the President of Family Marketing and at the time the Chief Technology Officer of the Company. Pursuant to the Purchase

Agreement, the Company sold all assets including customers, websites and related software and trademarks along with liabilities of Family Marketing to Mr. Anderson, in exchange for a credit of $82,500 against receivables that Cord Partners owed Family Marketing and the cancellation of $32,500 in severance compensation to Mr. Anderson (the "Sale").

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Traditionally, Rain has been dependent on a few major customers. However, in 2007, Rain diversified its advertising strategy and now many customers have taken the place of a few major customers.

EMPLOYEES

As of December 31, 2007, we have fourteen employees, all of whom are full-time.
 Our full time employees include our Chairman of the Board and Chief Executive Officer, and customer service and sales personnel. We believe our relations with all of our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is located at 501 Santa Monica Blvd., Suite 700, Santa Monica, CA 90401. The property is a suite of approximately 2,200 square feet. The property is leased from an unaffiliated third party for a period of 5 years ending September 2012. The monthly lease payments are approximately $9,500. The Company also leases office space of approximately 900 square feet at 506 Santa Monica Blvd., Suite 217, across the street from its principal office. This two year term ends in February 2010 and leases for approximately $3,900 per month.

A second office is located at 1717 Arch Street, Suite 1410, Philadelphia, PA 90401. The property is a suite of approximately 7,000 square feet. The property is leased from an unaffiliated third party for a period of 5 years, renewable annually in September, ending in September 2012. The monthly lease payments are approximately $14,000 per month. The Company has negotiated an early termination to this lease prior to the September 2008 renewal date and relocated to smaller space of approximately 1,000 square feet at 221 S. 12th St., #314S, Philadelphia, PA 19106 at an approximate lease amount of $1400 per month..

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2007, and December 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                COMMON STOCK
                                                       -----------------------------
Fiscal Year 2007                                          HIGH               LOW
----------------------                                 ----------         ----------
First Quarter                                          $    0.24          $    0.087
Second Quarter                                         $    0.11          $    0.041
Third Quarter                                          $    0.065         $    0.034
Fourth Quarter                                         $    0.055         $    0.016

                                                                COMMON STOCK
                                                       -----------------------------
Fiscal Year 2006                                          HIGH               LOW
----------------------                                 ----------         ----------
First Quarter                                          $    0.20          $    0.13
Second Quarter                                         $    0.27          $    0.13
Third Quarter                                          $    0.15          $    0.07
Fourth Quarter                                         $    0.15          $    0.09

(b) Holders. As of April 7, 2008, our Common Stock was held by approximately 640 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2007, under which our common stock is authorized for issuance.


                                                                                                            REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES TO BE           WEIGHTED AVERAGE           FUTURE ISSUANCE UNDER
                                                      ISSUED                     EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                           UPON EXERCISE OF OUTSTANDING         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
                                           OPTIONS, WARRANTS AND RIGHTS         WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
                                                       (A)                              (B)                            (C)
                                           ----------------------------         -------------------        -------------------------
Equity compensation plans approved by
security holders                                    6,027,862                         $0.28                         1,972,138
--------------------------------------     ------------------------------       -------------------        -------------------------
Equity compensation plans not approved
by security holders                                   N/A
--------------------------------------     ------------------------------       -------------------        -------------------------
  Total                                             6,027,862                                                       1,972,138

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY AND OUTLOOK OF THE BUSINESS

CBAI is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television, radio and internet advertising services to businesses that sell family based products and services.

We operate two core businesses:

     o Cord operates the umbilical cord blood stem cell preservation operations,

     o Rain operates the television, radio, on-hold and motor sports advertising operations

CORD

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices in Philadelphia, Pennsylvania, which were the former offices of the CorCell operations and are leased from CorCell, Inc. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, formerly Bergen Community Regional Blood Services, located in Paramus, New Jersey. On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC, (PCT) for testing, processing and storage of cord blood samples. The Company believes this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. We provide the following services to each customer. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland.

     o COLLECTION MATERIALS. We provide a medical kit that contains all of the materials necessary for collecting the newborn's umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

     o PHYSICIAN AND CUSTOMER SUPPORT. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

     o TRANSPORTATION. We coordinate the transportation of the cord blood unit to our laboratory partner, Progenitor Cell Therapies, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

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

We believe Cord's revenue and gross profit will benefit from the asset purchase of CorCell. Going forward, management will continue to assess the market conditions, particularly related to the cost of customer acquisition, and whether organic growth or continued M&A activity will lead CBAI closer to profitability.

RAIN

Rain, the television, radio, on-hold and motor sports advertising operations, are located in the corporate headquarters in Los Angeles, CA. The offices were relocated from Carlsbad, CA in September 2006. Rain provides advertising and direct marketing customers a range of services including:

     o the placement of advertising in television, radio, on-hold and motor sports outlets;

     o the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies; and

     o advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

A majority of Rain's revenues are earned via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with which we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California. Our on-hold advertising is placed on a client's telephone system. Production is outsourced to AudioMenu of Fort Lauderdale, FL. Motor sports sponsorship is placed on vehicles in various motor sports circuits. Most advertising has been placed with BAM Racing; LLC. In January of 2008 we entered in a non-exclusive agreement with BAM Racing, LLC. The agreement compensates for sales of sponsorship of NASCAR Sprint Cup Team #49.

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

CONSOLIDATION

On February 28, 2005, Cord Blood entered into a purchase and sale agreement to purchase 100% of the outstanding shares of Rain through a share exchange. Because Cord Blood and Rain were entities under common control, this transaction was accounted for in a manner similar to a pooling of interests.
 The shareholders of Rain were issued 3,656,000 shares of common stock in Cord Blood for all of their outstanding shares of Rain.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We had net losses of $5,944,004 for the year ended December 31, 2007. We had an accumulated deficit of approximately $18,000,000 and a working capital deficit of $8,942,298 as of December 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cutrail or cease operations.

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

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

CRYOBANK

On January 24, 2006, CBAI completed the acquisition of certain assets from Cryobank for Oncologic and Reproductive Donors, Inc., a New York corporation, for the purchase price of $120,000 in cash and $140,000, or 703,518, unregistered shares of CBAI's common stock. The acquisition related to our collecting, testing, processing and preserving umbilical cord blood and included the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples.

CORCELL

On February 28, 2007, CBAI completed the acquisition of specific assets from Corcell for the aggregate purchase price of $5,653,707 in cash and restricted common stock of the Company and assumption of liabilities. The acquisition related to existing customer samples owned by Corcell and the associated operations of Corcell, which predominantly is the current customer base and its related revenues.

On February 28, 2007, and related to this transaction, the Company entered into a Promissory Note with CorCell whereby, the Company (i) issued to CorCell a Promissory Note bearing interest at the rate of 10.5% with an aggregate principal amount of $250,000, due 4 months from the date of issuance, unless redeemed prior thereto by CorCell. The Promissory Note is subject to acceleration upon an event of default, as defined in the Promissory Note. CorCell was also granted 1,666,667 shares of restricted common stock of the Company as collateral.

On February 28, 2007, and related to this transaction, the Company entered into a Convertible Note with CorCell. Pursuant to the Convertible Note, the Company
(i) issued to CorCell a Convertible Note bearing interest at the rate of 9% with an aggregate principal amount of $212,959, due 6 months from the date of issuance, unless redeemed prior by CorCell. The Convertible Note also is subject to acceleration upon an event of default, as defined in the Convertible Note. At the option of CorCell, the Convertible Note may be converted into restricted common stock at $0.101 per share, with possible adjustment.

CURESOURCE

On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc., for the aggregate purchase price of $106,500 in cash and $10,000 paid in common restricted shares of the company, for a total purchase price of $116,500. The asset purchase related to the existing customer samples owned by CureSource, Inc. and associated with the operations of CureSource, Inc., which predominantly is the current customer base and revenues.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

For the year ended December 31, 2007, our total revenue increased $2.5 million or 74% to $5.8 million due to two factors: Rain's revenues increased from approximately $2.2 million in 2006 to approximately $2.6 in 2007, or 20%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord's revenues increased $2.1 million or 180% to $3.2 million, primarily due to the Company's acquisition of more umbilical cord samples along with customer lists.

Cost of services increased by approximately $791,000 as a result of substantially higher revenues, but Gross Profit increased from 8.5% of revenues to 34.0% as economies of scale, especially for the Company's Cord division, start impacting the Company's results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses increased by approximately $2.1 million or 54.2% from the prior comparative period to $5.9 million. With the acquisition of CorCell, the Company has temporarily increased some of its administrative expenses, until it completes its integration plans. These include an increase in capital raising expenses and financial consulting charges and fees of $793,000, loan discounts expensed of $218,000, office, rent and related expenses of $150,000 and increases of $502,000 in depreciation and amortization, a consequence of the acquisition of additional equipment and customer lists. The Company also entered into a consulting arrangement whereby it issued shares in exchange for negotiating credit terms with its trade suppliers. The Company expensed fully these charges, totaling approximately $1.4 million. On the other hand, the cost-cutting measures implemented in 2006 are now being felt for the entire period. These include a decrease in total labor costs of $222,000, a reduction in marketing costs of $339,000,. The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. Interest costs remained approximately the same, going from $2,113,000 in the year ended December 31, 2006 to $2,083,000 in 2007. All interest charges during the year have been accrued.

Our net loss from continuing operations increased slightly from the comparative period, increasing 5.4% to $5,994,000.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses from continuing operations of $5,994,000 and $5,688,732 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had $338,828 in cash. However, at December 31, 2007, we had a working capital deficit of $8,942,298. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 7, Notes and Loans Payable.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF DECEMBER 31, 2007

As of December 31, 2007, total assets increased 821% to $6,733,000, compared to $731,000 as of December 31, 2006. Items of significance include an increase in Customer Lists and Customer Contracts of over $4.6 million as a consequence of the Company's acquisitions, and an increase of approximately $1.2 million of deferred financing costs resulting from the recording of deferred financing costs resulting from the issuance of warrants and convertible debentures on the financing of its acquisition of CorCell

As of December 31, 2007, total liabilities increased 43% to approximately $9.9 million as compared to approximately $6.9 million as of December 31, 2006. Significant items include increases in accounts payable and accrued expenses of approximately 109%, to approximately $2.8 million, which is primarily attributable to the Company's purchase of the liabilities of CorCell. There was also an 11% increase in promissory notes payable and related derivative liability, or approximately $566,000 which is primarily as a result of this same acquisition, along with re-financing of its existing debt, new debt of $1,162,000, and issuance of derivative liability for $5,435,000, offset by a reduction in value of $6,885,000.

At December 31, 2007, we had a working capital deficit of approximately $8,942,298. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN No. 48"), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007, as required. The adoption of FIN No. 48 did not have an impact on the Company's financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 will have a significant impact on the Company's consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160") and a revision to SFAS No. 141, Business Combinations ("SFAS No. 141R"). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact that the adoption of these two statements will have on the consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 ("SAB 110"), which expresses the views of the Staff regarding use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The Company does not anticipate the adoption of SAB 110 having a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

                         Index to Financial Statements

                                                                        Page
                                                                        ----
Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet                                              F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Changes in Stockholders' Deficit             F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to the Consolidated Financial Statements                          F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 14, 2008

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2007


                                     ASSETS
                                                                                                                        2007
                                                                                                                   ------------
Current assets:
 Cash                                                                                                              $    338,828
 Accounts receivable, net of allowance for doubtful accounts of $35,000                                                  92,559
 Prepaid expenses                                                                                                        67,544
 Supplies                                                                                                                 5,345
                                                                                                                   ------------
  Total current assets                                                                                                  504,276
                                                                                                                   ------------

Property and equipment, net of accumulated depreciation and amortization of $204,806                                    138,370
Deposits                                                                                                                 10,683
Customer contracts and relationships, net of amortization of $438,533                                                 4,868,967

Defererd financing costs                                                                                              1,210,109
Domain name, net of amortization of $73                                                                                     326
Other assets                                                                                                                670
                                                                                                                   ------------
  Total assets                                                                                                     $  6,733,401
                                                                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                                                                  $    999,393
 Accrued expenses                                                                                                     1,830,809
 Deferred revenue                                                                                                     1,043,260
 Due to stockholders                                                                                                    188,955
 Capital lease obligations,                                                                                               3,734
 Derivatives Liability                                                                                                1,309,854
 Promissory notes payable, net of unamortized discount of $4,086,914                                                  4,523,533
                                                                                                                   ------------
  Total current liabilities                                                                                           9,899,538

Stockholders' deficit:
 Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding                            --
 Common stock, $.0001 par value, 300,000,000 shares authorized, 195,558,923 shares issued and outstanding                19,569
 Additional paid-in capital                                                                                          31,985,408
 Common stock held in treasury, 46,266,667 shares                                                                   (17,159,833)
 Accumulated deficit                                                                                                (18,011,281)
                                                                                                                   ------------
  Total stockholders' deficit                                                                                        (3,166,137)
                                                                                                                   ------------
  Total liabilities and stockholders' deficit                                                                      $  6,733,401
                                                                                                                   ============

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                  2007             2006
                                             -------------    -------------
Revenue                                      $   5,811,267    $   3,328,336
Cost of Services                                 3,838,018        3,047,423
                                             -------------    -------------
  Gross Profit                                   1,973,249          280,913

Administrative and Selling Expenses              5,883,998        3,816,565
                                             -------------    -------------

  Loss From Operations                          (3,910,749)      (3,535,652)

Interest Expense                                (2,083,255)      (2,112,505)
Other Income                                             0            2,755
                                             -------------    -------------

  Net Loss Before Income Taxes                  (5,994,004)      (5,645,402)

Income Taxes                                             0                0
                                             -------------    -------------

  Loss From Continuing Operations               (5,994,004)      (5,645,402)
Discontinued Operations (See Note 14)                   (0)         (43,330)
                                             -------------    -------------
  Net Loss                                   $  (5,994,004)   $  (5,688,732)
                                             =============    =============
Basic and Diluted Loss Per Share:
 Continuing Operations                       $       (0.04)   $       (0.14)
 Discontinued Operations                             (0.00)           (0.00)
                                             -------------    -------------
  Net Loss                                   $       (0.04)   $       (0.14)
                                             -------------    -------------
Weighted Average Common Shares Outstanding     141,940,070       41,469,655
                                             =============    =============

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                              COMMON STOCK         ADDITIONAL
                                        ----------------------       PAID-IN        TREASURY      ACCUMULATED
                                          SHARES      AMOUNT         CAPITAL         STOCK          DEFICIT          TOTAL
                                        ----------  ----------    -------------   -----------    ------------    -------------
BALANCE, DECEMBER 31, 2005              73,471,857  $    7,347    $  16,448,476   (11,560,000)   $ (8,136,851)   $  (3,241,028)

Shares Issued to vendor                  2,500,000         250          349,750                                        350,000

Issuance of common stock upon loan
conversion                                 818,794          82           74,918            --              --           75,000

Shares Issued for Cryobank asset
purchase                                   703,518          70          139,930            --              --          140,000

Stock issued for services                  321,270          32           49,218            --              --           49,250

Shares issued in connection with debt      500,000          50           59,950            --              --           60,000

Shares issued in connection with
modification of debt terms               1,239,000         124          136,166                                        136,290

Shares issued as deposit on CorCell
acquisition                              2,563,636         256          299,744                                        300,000

Share based compensation                                                251,313                                        251,313

Shares issued as fees in connection
with raising capital                     1,000,000         100           90,900                                         91,000

Treasury shares                          5,000,000         500        4,999,500    (5,000,000)                              --

Amortization of warrants expense                --          --        1,260,862            --              --        1,260,862

Net Loss                                        --          --               --            --      (5,688,732)      (5,688,732)
                                        ----------  ----------    -------------   -----------    ------------    -------------
BALANCE, DECEMBER 31, 2006              88,118,075       8,811       24,160,727   (16,560,000)    (13,825,583)      (6,216,045)

Reclassification of derivative
liability upon issuance of FSP 00-19-2                                                              1,808,306        1,808,306

Shares issued for services              47,058,136       4,706        3,419,546                                      2,424,252

Shares issued for CorCell acquisition   18,694,795       1,883        1,915,511                                      1,917,394

Issuance of common shares for debt
conversion                              18,834,092       1,883        1,071,033                                      1,072,916

Shares issued for CureSource
acquisition                                196,080          20            9,980                                         10,000

Issuance of warrants                                                    830,717                                        830,717

Share-based compensation                 2,368,336         237          227,234                                        227,471

Shares issued for financing             12,122,742       1,212          630,867                                        632,079

Share-based compensation                                                  8,275                                          8,275

Treasury shares                          8,166,667         817          599,016      (599,833)                              --

Reclassification of derivative
liability upon conversion of debt                                       112,502                                        112,502

Net Loss                                                                                           (5,994,004)      (5,994,004)
                                        ----------  ----------    -------------   -----------    ------------    -------------
BALANCE, DECEMBER 31, 2007              195,558,923 $   19,569    $  31,985,408   (17,159,833)   $(18,011,281)   $  (3,166,137)
                                        ==========  ==========    =============   ===========    ============    =============

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                                    2007           2006
                                                                                -----------    -----------
Cash Flows from Operating Activities
   Net Loss                                                                     $(5,994,004)   $(5,688,732)
   Adjustments to reconcile net loss to net cash used in operating activities
       Issuance of stock for services                                             2,299,893        535,540
       Excess value of derivative liability over related loan proceeds            2,091,489             --
       Amortization of deferred financing costs                                     217,623             --
       Amortization of loan discount                                              2,742,498      1,426,646
       Share based compensation                                                     227,471        251,313
       Amortization of deferred consideration                                     1,260,862             --
       Provision for uncollectible accounts                                          24,900         19,420

       Depreciation and amortization                                                521,856         39,752
       Change in value of derivative liability                                   (4,663,638)            --
       Loss on disposal of assets                                                        --         16,354
       Changes in operating assets and liabilities
         Accounts receivable                                                        279,862         89,867
         Supplies                                                                    10,343             --
         Prepaid expenses                                                            58,686          6,729
         Deposits                                                                    12,250             --
         Deferred costs                                                             (74,886)            --
         Accounts payable                                                            91,193        663,023
         Accrued expenses                                                           920,080        403,344
         Deferred revenue                                                           (27,993)        30,767
                                                                                -----------    -----------
     Net cash used in operating activities                                       (1,262,377)    (2,205,977)
Cash Flows from Investing Activities

   Purchase of property and equipment                                                (2,937)       (16,083)

   Acquisition of Cryobank                                                               --       (120,000)
                                                                                -----------    -----------
   Acquisition of CorCell business                                               (1,878,047)            --
                                                                                -----------    -----------
   Acquisition of CureSource                                                       (106,500)            --

     Net cash used in investing activities                                       (1,987,484)      (136,083)

Cash Flows from Financing Activities
   Proceeds from the issuance of notes payable                                    3,612,685        415,000
   Payments on notes payable                                                       (821,705)       (31,794)
   Payments on capital lease obligations                                             (6,381)          (804)
   Proceeds from advances from shareholders                                         246,408         15,974
   Payments on advances from shareholders                                          (102,636)       (49,937)
      Proceeds from issuance of common stock                                        638,752             --
                                                                                -----------    -----------
Net cash provided by financing activities                                         3,567,123        348,439
                                                                                -----------    -----------
Net  increase (decrease) in cash and cash equivalents                               317,262     (1,993,621)

Cash and Cash Equivalents, beginning of year                                         21,566      2,015,187
                                                                                -----------    -----------
Cash and Cash Equivalents, end of year                                          $   338,828    $    21,566
                                                                                ===========    ===========

        See the accompanying notes to consolidated financial statements.

                    CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                               2007        2006
                                                                            ----------   --------
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                   $  749,093   $  1,482
                                                                            ==========   ========
Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Issuance of common shares in connection with acquisition of CorCell      $1,917,394   $     --
                                                                            ==========   ========
   Issuance of common shares in connection with acquisition of CureSource   $   10,000   $     --
                                                                            ==========   ========
   Conversion of debt into common shares                                       822,916
                                                                            ==========   ========
   Payment of notes payable with common shares                                 250,000
                                                                            ==========   ========
   Payment of accounts payable with common shares                              205,196
                                                                            ==========   ========
   Shares issued for purchase of Cryobank assets                            $            $140,000
                                                                            ==========   ========
   Shares issued for debt issuance costs                                    $  244,683   $ 60,000
                                                                            ==========   ========
   Shares issued to vendors                                                 $            $350,000
                                                                            ==========   ========
   Shares issued as deposit for Corcell                                     $            $300,000
                                                                            ==========   ========
   Shares issued as fees for raising capital                                $            $ 91,000
                                                                            ==========   ========

        See the accompanying notes to consolidated financial statements.

                   CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's headquarters are located in Los Angeles, California. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc.,("Cord", CorCell Co. Inc., CorCell Ltd., ("CorCell"), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain"), and Family Marketing, Inc. ("Family"). CBAI and its subsidiaries engage in the following business activities:

     o Cord specializes in providing private cord blood stem cell preservation services to families.

     o BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

     o Properties was formed to hold the corporate trademarks and other intellectual property of CBAI.

     o Rain specializes in creating direct response television, radio, on-hold and motor sports advertising campaigns, including media placement and commercial production.

     o Family specialized in delivering leads through internet based lead generation to corporate customers in the business of family based products and services. Family was disposed of through a sale, which was completed in the third quarter of 2006. (see Note 14, Discontinued Operations)

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern. CBAI continues to search for additional capital to allow it to focus on successfully reaching its objectives and being profitable (see Note 16, Subsequent Events).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $18 million as of December 31, 2007. In addition, CBAI has consumed cash in its operating activities of approximately $1,262,377 for the year ending December 31, 2007 and has a working capital deficit of $8,942,298 as of December 31, 2007. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and expects to continue to raise funds through debt and equity instruments. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. In addition, the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Intangible Assets

Intangible assets include primarily customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 (Note 3). Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years' digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2008:$439,000; 2009: $413,000; 2010: $387,000; 2011: $361,000; 2012:
$335,000.

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

Valuation of Derivative Instruments

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2007, the Company adjusted its derivative liability to its fair value, and reflected the increase in fair value of $4,663,638 in its statement of operations, as a reduction of interest expense.

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

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period.

Rain generates revenue from packaged advertising services, including media buying, on-hold and motor sports advertising campaigns, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", ("EITF 99-19").

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

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, the labs' processing fees, and royalties. Cord expenses costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

Advertising

Advertising costs are expensed when incurred. Advertising expense totaled approximately $425,000 and $756,000 for the years ended December 31, 2007 and 2006, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2007.

Accounting for Stock Option Plan

The Company's share-based employee compensation plans are described in Note 10. On January 1, 2006, the Company adopted SFAS 123(R), "Accounting for Stock-based Compensation (Revised 2004)" ("123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company's previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 141,940,070 and 41,469,655 for the years ended December 31, 2007 and 2006, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Reclassification

Certain numbers in the prior year have been reclassified to conform to the current years' presentation.

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

NOTE 3. ACQUISITIONS

ACQUISITION OF CORCELL

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., (a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,878,047 in cash, two promissory notes totaling $462,959 in addition to $300,000 of shares previously issued in 2006
$1,917,394 value paid in common restricted shares of the company and the assumption of net liabilities in the amount of $1,093,978. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. The purchase price was allocated as follows:

Accounts receivable    $  352,234
Fixed assets              224,979
Other current assets      141,258
Customer list           4,935,236

Total purchase price   $5,653,707

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

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consist of:

                              Useful Life (Years)

Furniture and fixtures                 5                 $ 69,477
Computer equipment                     3                  116,396
Freezer equipment                      2                  157,303
                                                         --------
                                                          343,176
Less accumulated depreciation                            (204,806)
                                                         --------
                                                         $138,370
                                                         ========

For the years ended December 31, 2007 and 2006, depreciation expense totaled $103,332 and $19,669 respectively.

NOTE 5. ACCRUED EXPENSES

The components of accrued expenses at December 31, 2007 are summarized as follows:

Accrued salaries and benefits                     $   53,801
Accrued interest and related financing expenses    1,633,199
Other accrued expenses                               128,309
Deferred Rent                                         15,500
                                                  ----------
                                                  $1,830,309
                                                  ==========

NOTE 6. CAPITAL LEASE OBLIGATIONS

Through December 31, 2007, Cord Blood entered into capital leases for computer equipment. The capital leases expire at various dates in 2008 and 2009. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At December 31, 2007 and 2006, these leased assets are included in property and equipment as computer equipment amounting to $13,420 and $13,420 respectively.

NOTE 7. NOTES AND LOANS PAYABLE, AND DERIVATIVE LIABILITIES

At December 31, 2007, notes and loans payable consist of:


Secured Convertible Debenture payable to Cornell Capital Partners, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest
due on December 23, 2008                                                                                              $1,534,250

Secured Convertible Debenture
payable to Enable Capital, secured by substantially all of the Company's assets,
interest at 10% per annum, principal and interest due on December 23, 2008                                             2,311,250

Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008            317,232

0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum,
(considering the loan discount) repayable in eighteen monthly installments, commencing May, 2008                       1,931,105

Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum,
27 equal payments remaining, maturing in March, 2010                                                                   2,055,492

2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum,                  4
equal payments remaining, maturing in April, 2008                                                                        153,333

Advance on credit card sales                                                                                               3,050
Convertible Note payable to CorCell, Inc., interest at 8% per annum, repayable in six equal monthly instalments,
commencing in December 2007                                                                                              212,959

Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008                                    91,776
                                                                                                                      ----------
                                                                                                                       8,610,447

Less: Unamortized Discount                                                                                             4,086,914
                                                                                                                      ----------

                                                                                                                      $4,523,533
                                                                                                                      ==========

Following are the significant terms of the above notes and loans payable:

Cornell

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes were agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200 million was extended to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC was extended to September 30, 2006. Third, CBAI waived the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is hereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement has been reduced to 55,840,448.

On October 13, 2006, CBAI entered into an agreement with Cornell. The agreement adjusts certain terms as a result of such issuances by the company described below: Secured Convertible Debenture issued on September 9, 2005; Secured Convertible Debenture issued on December 23, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Common Stock Purchase Warrant issued September 9, 2005; Pursuant to the agreement, the following changes have been agreed to by both parties: The Conversion Price (as defined in the Convertible Debentures) shall be adjusted pursuant to Section 3(c)(iv) of the convertible debentures such that the Conversion Price in effect from this date forward shall be equal to $0.101 per share. The conversion price calculated as a 4% discount based on the stock price remained unchanged. The Warrant Exercise Price and the number of Warrant Shares (each as defined in the warrants) shall be adjusted pursuant to Section 8(a) of the Warrant such that the Warrant Exercise Price in effect from this date forward shall be equal to $0.101 per share. All other terms and conditions of the referenced agreements remain unchanged. In addition, Cornell converted $25,000 of its Note in exchange for CBAI issuing 299,043 common shares from treasury at a share price of $0.084.

On December 8, 2006, Cornell converted a further $50,000 of its Note in exchange for CBAI issuing 519,751 common shares from treasury at a share price of $0.0962. At December 31, 2006, the outstanding balance on the Note payable to Cornell was $4,925,000.

During 2007, Cornell converted $822,916 of its debt into 13,339,629 shares of common stock of the Company, and was repaid $250,000 in shares of common stock..

Liquidated damages in the amount of $1,227,300 have been accrued for an event of default under the terms of this note, and are recorded as accrued expenses at December 31, 2007.

The conversion feature of these debentures is recorded as a derivative liability under EITF 00-19. The Black Scholes value of the conversion feature was $284,340 at December 31, 2007.

Warrants issued in connection with these debentures were also considered derivative liabilities, but with the issuance of FSP 00-19-2, and the sequencing of awards under paragraph 11 of EITF 00-19, these warrants no longer qualified as derivative liabilities, and were reclassified to retained earnings at January 1, 2007.

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

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note. As of December 31, 2007 the outstanding balance on the note including accrued and unpaid interest was $317,232.

Advance on Credit Card Sales

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At December 31, 2007, the outstanding principal balance was $3,050.

Convertible Note Payable - Enable

In November 2007, the Company contracted a 0% convertible debenture with Enable Capital for a face amount of $1,931,106, and net proceeds of $1,369,000. The note is convertible at $0.03 per share or 96% of market price as defined. The Company used $544,000 of the proceeds to pay down its accrued interest to Cornell. In connection with this convertible note, the Company issued a warrant to purchase 48,277,655 shares of the Company's common stock at an exercise price of $0.037 per share. The Company performed an analysis under EITF 00-19, and found that the conversion feature and the related warrants do not qualify as derivative liabilities. Therefore, the Company applied the provisions of APB 14, EITF 98-5 and 00-27. $602,361 of the proceeds was allocated to the debt, while $830,717 was allocated to the warrants. The value of the warrants was established using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend. With the consideration of the loan discount of $1,328,745, the interest rate is 72%. In connection with this financing, warrants to purchase 5,833,334 shares of stock were issued to Midtown Partners. These warrants were valued at $219,175, and were recorded as deferred financing costs.

In November 2007, Enable Capital also assumed $2,311,250 of the note payable to Cornell.

Note Payable - Shelter Island.

In February 2007, as part of the financing for the CorCell acquisition, the Company contracted a note payable in the amount of $2,300,000 with Shelter Island, for proceeds of $2,000,000. In connection with this note, the Company also issued warrants to purchase 36,000,000 shares of common stock at a price of $0.05 per share. In connection with this financing, the placement agent was paid $75,000 and was issued warrants to purchase 4,000,000 shares of the Company's common stock. The Company also contracted another agreement with Shelter Island, for which it has not yet obtained the proceeds. In connection with this agreement, the Company has issued warrants to purchase 20,270,270 shares of common stock at $0.037 per share. The Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities. The total value of warrants was $5,310,142 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend. $2,000,000 of these warrants were recorded as loan discount, $1,218,653 was recorded as deferred financing costs to be amortized on a straight line basis over the life of the loan, and $2,091,489 was recorded as interest expense, representing the excess of the derivative liability over the amount of the note.

Note Payable - CorCell

In March 2007, the Company contracted a $212,959 note payable with CorCell, in connection with the acquisition of the CorCell business. In connection with this note, the Company issued warrants to purchase shares of common stock at a price of $0.05 per share. The Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities. The total value of warrants was $125,401 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 165%, risk-free interest rate of 5.11%, and no dividend.

The Company recorded a change in value of derivative liability of $4,663,638 for the year ended December 31, 2007, and reclassified $112,502 of derivative liability to equity with respect to the conversion feature of the portion of the convertible note with Cornell that has been converted during the year.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Agreements

Progenitor Cell Therapy, LLC
On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC ("PCT") for testing, processing and storage of cord blood samples. As a result of our agreement with PCT we terminated our agreement with Bergen. The Company believes this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. This agreement expires on June 30, 2012. There is a 90 day written advance for early termination where depending on the party terminating, various clauses to termination apply.

Pharmastem
In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the year ended December 31, 2007 and 2006, Cord incurred $89,102 and $211,395 respectively, in royalties to the Patent License Agreement. At December 31, 2007, $246,446 is included in accounts payable and accrued expenses relating to these fees.

Operating Leases
CBAI leases office space, computer software and office equipment which expires at various times through 2012. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2007, are as follows:

                 2008   $187,389
                 2009    184,050
                 2010    147,968
                 2011    146,685
                 2012    140,764
                        --------
                        $806,856
                        ========

The total lease payments are recorded as rent expense on a straight-line basis over the lease periods, resulting in a deferred rent liability of $10,077, which is included in accrued expenses in the accompanying Balance Sheet. Total lease expense for operating leases, including those with terms of less than one year, amounted to approximately $277,282 and $120,527 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

On January 1, 2006, CBAI entered into one-year employment agreements with three executive officers, Matthew L. Schissler, Sandra D. Anderson and Noah J. Anderson (the "Executive Agreements"). Pursuant to the Executive Agreements with Matthew L. Schissler, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000, which is included in accrued expenses as part of wages payable in the accompanying Balance Sheet, as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.. Although Matthew L. Schissler never signed a renewal to the one year employment agreement, he serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2007. Mr. Schissler received a management performance bonus from the Rain subsidiary of $36,000, as well as certain other benefits.

Pursuant to the Executive Agreement with Sandra Anderson, Ms. Anderson was serving as Chief Financial Officer of CBAI at an annual salary of $108,000 through December 31, 2006. The Executive Agreement entitled Ms. Anderson to receive a quarterly performance bonus of up to $5,500 as well as certain other benefits. Ms. Anderson is subject to non-competition and confidentiality requirements. CBAI may terminate this Executive Agreement at any time without cause. In such event, not later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement, CBAI shall pay to Ms. Anderson an amount in cash equal to the sum of her Compensation for 90 days determined as of the date of such Termination Notice Agreement (as defined in the Executive Agreement). On September 8, 2006 CBAI notified Ms. Anderson of its intention to cancel its contract with her effective September 8, 2006. CBAI satisfied all of its obligations at the termination of this contract.

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

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the "Plan") effective through 2008. The Plan calls for all Board members
(five) to receive shares of the Company's common stock to be issued as compensation for 2006 and 2007, in an amount equal to $10,000 per year.
Shares issued as compensation for one year of service in 2008 will be based on $10,000 divided by the closing stock price on the last business day of 2007.

NOTE 9. RELATED PARTY TRANSACTIONS AND COMMITMENTS

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the year ended December 31, 2007, $44,499 of this advance was repaid and the balance remaining amounted to $684. In addition, on May 11, 2007, Ms. Stephanie Schissler, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $100,717

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $65,667

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $21,887.

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

The Company adopted the provisions of SFAS No. 123R, Share-Based Payment ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.

The fair value of stock options granted in 2007 was $8,275, based on the following assumptions:

                               2007
                             -------
Risk-free interest rate        4.68%
Expected life                6 years
Dividend yield                 0.00%
Volatility                   276.80%

The Company's computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the year ended December 31, 2007 and 2006, the Company used a calculated volatility for each grant. The Company's computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107 ("SAB 107"), which averages the contractual term of the Company's options of ten years with the average vesting term of three years for an average of six years. In December 2007, Staff Accounting Bulletin 110 ("SAB 110") was released which permits the continued use of the simplified method when a Company is unable to rely on the historical exercise data. Since the Company is still in its relatively early stages, it will continue with the simplified method. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period. Options granted since 2005 are either vested immediately or had a one year vesting period.

The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

                                                             WEIGHTED AVERAGE
                                                    ----------------------------------
                                                                        CONTRACTUAL
                                                    EXERCISE PRICE     REMAINING LIFE,
                                  OPTION SHARES       PER SHARE          IN YEARS
                                  -------------     --------------     ---------------
Outstanding at January 1, 2006        6,639,189     $         0.28
Granted                                      --
Exercised                                    --

Expired/Forfeited                    (1,178,000)              0.24
                                  -------------     --------------

Outstanding at December 31, 2006      4,423,189               0.29

Granted                                  90,000               0.10
Exercised                                    --
Expired/Forfeited                      (121,668)              0.24
                                  -------------     --------------     ---------------
Outstanding at December 31, 2007      5,461,189     $         0.28                 7.0
                                  =============     ==============     ===============
Exercisable at December 31, 2007      4,391,521     $         0.29                 5.4
                                  =============     ==============     ===============

No amounts relating to employee stock-based compensation have been capitalized. Under provisions of SFAS 123(R), the Company recorded $9,000 and $251,000 of employee stock-based compensation for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $35,000 of unrecognized compensation expense related to options for which service has not yet been rendered.

NOTE 11. WARRANT AGREEMENTS

CBAI issued 111,464,592 warrants during the year ending December 31, 2007 in connection with its financings.

The following table summarizes the warrants outstanding and exercisable at December 31, 2007:


   WARRANTS OUTSTANDING
     & EXERCISABLE        WEIGHTED EXERCISE PRICE   MATURITY DATE
   --------------------   -----------------------   --------------
              1,000,000                  $0.1875        9/16/2009
             14,285,000                  $0.101         9/9/2010
              8,285,000                  $0.101         9/9/2010
             40,000,000                  $0.101         2/14/2012
             71,464,592                  $0.037        11/26/2012
   --------------------
            135,034,592                  $0.068

NOTE 12. INCOME TAXES

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

NOTE 13. STOCKHOLDERS' DEFICIT

Common Stock

As of December 31, 2007 CBAI had 195,558,923 shares of Common Stock outstanding. An additional 7,266,667 treasury shares have been issued in 2007, resulting in a total of 46,266,667 shares issued and remaining in the Company's treasury.

NOTE 14. DISCONTINUED OPERATIONS

On September 5, 2006, the Company entered into a Stock Purchase Agreement (the "Anderson Agreement") with Noah Anderson, the President of Family Marketing, Inc., a wholly-owned subsidiary of the Company ("Family"), and Chief Technology Officer of the Company. Mr. Anderson also is the spouse of Ms. Anderson, the Company's former Chief Financial Officer. Pursuant to the Anderson Agreement, the Company sold all assets and liabilities of Family to Mr. Anderson, in exchange for a credit of $82,500 in Family's outstanding receivables carried by Cord Partners, Inc., and cancellation of $32,500 in severance compensation.

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable.

Following is a summary of the discontinued results of operations and the loss on sale of Family for the years ended December 31, 2006:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                    2007         2006
                                                 ----------   ---------
Revenue                                          $       --   $ 558,260
Cost of services                                         --     135,240
Operating Expenses                                       --     340,520
                                                 ----------   ---------
Net Income (Loss) from Discontinued Operations           --      82,500
Loss on Sale of Discontinued Operations                  --    (125,830)
                                                 ----------   ---------
Loss from Discontinued Operations                $       --   $ (43,330)
                                                 ==========   =========

NOTE 15. SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. Family generated revenues related to internet advertising. (see Note 14, Discontinued Operations). All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the year ended December 31, 2007:


                                               ADIPOSE/     RADIO/
                                 UMBILICAL    PERIPHERAL   TELEVISION      SEGMENTS    CONSOLIDATED
                                 CORD BLOOD     BLOOD      ADVERTISING       TOTAL         TOTAL
                                -----------  -----------   -----------   -----------   ------------
Revenue from External
Customers                       $ 3,144,639           --   $ 2,666,628   $ 5,811,267   $  5,811,267
Interest Expense                  2,083,255           --            --     2,083,255      2,083,255
Depreciation and Amortization       521,856           --            --       521,856        521,856
Segment Income (Loss)            (5,822,825)          --       171,179    (5,944,004)     5,944,004)
Segment Assets                  $ 6,722,198           --   $    11,203   $ 6,733,401   $  6,733,401
                                ===========  ===========   ===========   ===========   ============

The table below presents certain financial information by business segment for the year ended December 31, 2006:

                                               ADIPOSE/     RADIO/
                                 UMBILICAL    PERIPHERAL   TELEVISION      SEGMENTS    CONSOLIDATED
                                 CORD BLOOD     BLOOD      ADVERTISING       TOTAL         TOTAL
                                -----------  -----------   -----------   -----------   ------------
Revenue from External
Customers                       $ 1,136,549           --   $ 2,191,787   $ 3,328,336   $  3,328,336
Interest Expense                  2,111,686           --           819     2,112,505      2,112,505
Depreciation and Amortization        39,720           --            32        39,752         39,752
Segment Income (Loss)            (5,723,479)     (61,429)      139,506    (5,645,402)    (5,645,402)
Segment Assets                  $   631,710           96   $    99,527   $   731,333   $    731,333
                                ===========  ============  ===========   ==========================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8B. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-KSB annual report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation, the Company's Chief Executive Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a "material weakness". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected."

The deficiency in our internal control related to a lack of segregation of duties due to the size of the accounting department. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

Our directors, executive officers and other significant employees, their ages and positions are as follows:

        NAME                AGE             POSITION WITH THE COMPANY
---------------------   ------------   ------------------------------------
Matthew L. Schissler        36         Chairman and Chief Executive Officer
Joseph R. Vicente           44         Director and Vice President
Timothy McGrath             42         Director
Richard J. Neeson           57         Director

MATTHEW L. SCHISSLER is one of our founders and has served as Chairman of the Board and Chief Executive Officer of since January 2003. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of Rain, an advertising agency which he founded. From 1994 through March 2001, Mr. Schissler held various management sales positions at TMP Worldwide, Inc., a personnel staffing company.

JOSEPH R. VICENTE has been a director of CBAI since April 2004. Since November 2004 Mr. Vicente has also served as a Vice President of CBAI. From July 2002 through October 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management. From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions.

TIMOTHY MCGRATH has been a director of CBAI since March 2006. Mr. McGrath has served in an executive capacity for the past twelve years and is currently the Vice President of Finance and Accounting for BioE, Inc. From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

RICHARD J. NEESON has been a director of CBAI since June 2007. Mr. Neeson has been with Independence Blue Cross ("IBC") since November 1993, when he joined IBC as President and Chief Operating Officer of QCC, Inc., the holding company for IBC's for-profit subsidiaries. At IBC, Mr. Neeson has been primarily responsible for acquisitions, joint ventures and strategic partnerships, including negotiation, contract development and oversight. Mr. Neeson has also been responsible for oversight of IBC's investments in several partially owned subsidiaries, including NewSeasons, since its formation in 1996. Mr. Neeson has been actively involved in the management of New Season's operations since inception. IBC purchased its partners interest in NewSeasons in 2001, and at that time, Mr. Neeson took on the additional role of President and Chief Executive Officer of NewSeasons on a full-time basis. Since June 2004, Mr. Neeson has also been chairman of Vita34 International AG, a German umbilical cord blood blank. Mr. Neeson is a 1972 graduate of the University of Notre Dame with a BA in Economics, and a 1981 graduate of the University of Connecticut with a MBA in Finance/Management.

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

CHANGES IN NOMINATING PROCEDURES

None

CODE OF ETHICS

We adopted a Code of Ethics on April 13, 2005 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPANIES

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of Cord Blood's common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.


                                                                                  CHANGE IN
                                                                                  PENSION
                                                                               VALUE AND NON-
                                                               NON-EQUITY         QUALIFIED         ALL
NAME &                                     STOCK    OPTION   INCENTIVE PLAN       DEFERRED         OTHER
PRINCIPAL           SALARY       BONUS     AWARDS   AWARDS    COMPENSATION     COMPENSATION     COMPENSATION  TOTAL
POSITION      YEAR    ($)         ($)       ($)      ($)         ($)           EARNINGS ($)         ($)        ($)
----------   -----  ---------   -------  --------- --------  --------------    --------------   ------------  -------
Matthew L.   2007    150,000         0          0        0               0                 0         36,000  186,000
Schissler

              2006    150,000    25,000     10,000   55,068               0                 0                 240,068
Chairman,
Chief
Executive
Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2007, and each person who served as an executive officer of Cord Blood as of December 31, 2007:


                               OPTION AWARDS                                                          STOCK AWARDS
------------------------------------------------------------------------------------- ----------------------------------------------
                                                                                                              EQUITY      INCENTIVE
                                                                                                             INCENTIVE      PLAN
                                                                                                               PLAN        AWARDS:
                                                                                                              AWARDS:     MARKET OR
                                                EQUITY                                           MARKET       NUMBER       PAYOUT
                                              INCENTIVE                                NUMBER    VALUE         OF          VALUE
                                                PLAN                                     OF        OF        UNEARNED        OF
                                               AWARDS:                                 SHARES    SHARES      SHARES,      UNEARNED
                                               NUMBER                                    OR        OR         UNITS       SHARES,
              NUMBER          NUMBER             OF                                    UNITS      UNITS         OR        UNITS OR
                OF              OF            SECURITIES                                 OF        OF         OTHER        OTHER
            SECURITIES      SECURITIES        UNDERLYING                                STOCK     STOCK       RIGHTS       RIGHTS
            UNDERLYING      UNDERLYING            OF                                    THAT      THAT         THAT         THAT
           UNEXERCISED      UNEXERCISED      UNEXERCISED      OPTION                    HAVE      HAVE         HAVE         HAVE
             OPTIONS          OPTIONS          UNEARNED      EXERCISE      OPTION        NOT       NOT         NOT          NOT
               (#)              (#)            OPTIONS        PRICE      EXPIRATION    VESTED    VESTED       VESTED       VESTED
NAME       EXERCISABLE     UNEXERCISABLE         (#)           ($)          DATE         (#)       ($)         (#)          ($)
---------  -------------- ------------------ -------------  ----------  -----------  ---------  ---------  ------------ ------------
Matthew L.     250,000           0               250,000       0.25         4/29/14       0          0           0            0
Schissler       20,255           0                     0       0.18          7/1/15       0          0           0            0
             1,600,000           0                     0       0.31         9/12/15       0          0           0            0
               250,000           0                     0       0.20        12/31/15       0          0           0            0

                            COMPENSATION OF DIRECTORS

             DIRECTOR COMPENSATION FOR YEAR ENDING DECEMBER 31, 2007

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2007.


                                                                            NONQUALIFIED
                  FEES EARNED                              NON-EQUITY         DEFERRED
                  OR PAID IN     STOCK       OPTION      INCENTIVE PLAN     COMPENSATION       ALL OTHER
                      CASH       AWARDS      AWARDS       COMPENSATION        EARNINGS       COMPENSATION      TOTAL
       NAME           ($)         ($)          ($)            ($)               ($)               ($)           ($)
------------------------------------------------------------------------------------------------------------------------
       (a)            (b)         (c)          (d)            (e)               (f)               (g)           (h)
------------------------------------------------------------------------------------------------------------------------
 Matthew              --        $10,000 (1)        --          --                --               --          $10,000
 Schissler
 Timothy McGrath      --        $10,000            --          --                --               --          $10,000
 Richard Neeson       --        $10,000            --          --                --               --          $10,000
 Joseph R.            --        $10,000            --          --                --               --          $10,000
 Vicente

(1) These stock awards were awarded in his capacity as a director. He also received additional stock option awards in his capacity as an executive officer (see first table in Item 10 above).

In January 2006, we implemented a standard arrangement for the compensation of our directors. On January 26, 2006 the Company's board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2007 and 2006 are based on the closing stock price of the last business day of 2007 and on the closing stock price on January 25, 2006, respectively, divided by $10,000. Shares issued as compensation for one year of service in 2008 will be based on the closing stock price of the last business day of 2007, divided by $10,000.

EMPLOYMENT AGREEMENTS

On January 1, 2006, we entered into one year employment agreements with executive officer, Matthew L. Schissler. Pursuant to the employment agreement with Matthew L. Schissler, Mr. Schissler serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2006. The agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000, a management performance bonus from the Rain subsidiary of $36,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. We may terminate this Agreement at any time without cause. In such event, not later than the termination date specified in the termination notice, we shall pay to Mr. Schissler an amount in cash equal to the sum of the Mr. Schissler's Compensation determined as of the date of such termination notice through the remaining term of the agreement.

Although Matthew L. Schissler never signed a renewal to the one year employment agreement, he serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2007. Mr. Schissler received a management performance bonus from the Rain subsidiary of $36,000, as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. We may terminate this Agreement at any time without cause. In such event, not later than the termination date specified in the termination notice, we shall pay to Mr. Schissler an amount in cash equal to the sum of the Mr. Schissler's Compensation determined as of the date of such termination notice through the remaining term of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2007 (unless otherwise indicated), certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The applicable percentage of ownership is based on 225,154,440 shares of our Common Stock issued and outstanding as of April 7, 2008.


                                                     AMOUNT AND NATURE OF
NAME AND TITLE                                       BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
------------------------------------------  --------------------------------------   --------------------------------
Matthew L. Schissler                                   11,272,045 (1)                              7.26%
Chairman and CEO

Enable Growth Partners LP                              16,826,895 (3)                              9.99%
One Ferry Building, Ste. 255
San Francisco, CA 94111

Enable Opportunity Partners LP                         16,826,895 (3)                              9.99%
One Ferry Building, Ste. 255
San Francisco, CA 94111

Pierce Diversified Strategy Master                     16,826,895 (3)                              9.99%
Fund LLC, Ena
One Ferry Building, Ste. 255
San Francisco, CA 94111

Independence Blue Cross (4)                            14,681,366                                  9.45%
1901 Market Street
Philadelphia, PA 19103

CorCell, Inc. (5)                                      18,498,715 (6)                             11.91%
1717 Arch Street, Suite 1410
Philadelphia, PA 19103

Fuselier Holdings                                      14,475,000                                  9.32%
1207 Hampshire Lane
Richardson, TX 75808

All Executive Officers                                 21,391,079                                  13.9%
and Directors as a Group
(3 Persons)

(1) Includes 2,3750,555 currently exercisable options held by Mr. Schissler (although out of the money), and 3,068,290 shares and 962,625 options held by Stephanie Schissler, Mr. Schissler's wife (also out of the money). Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife.

(3) Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena are affiliates of each other and beneficially own convertible notes and warrants pursuant to which they contractually agreed that their beneficial ownership in the aggregate shall not exceed 9.99% of the shares of the Company's common stock immediately after giving effect to conversion or exercise of such notes and warrants.

(4) Richard J. Neeson, a director of CBAI, is a Senior Vice President of Independence Blue Cross. Mr. Neeson disclaims beneficial ownership of the shares owned by Independence Blue Cross.

(5) CorCell, Inc. is a wholly owned subsidiary of Vita34 International AG ("Vita34"). Richard J. Neeson, a director of CBAI, is the chairman of Vita34. Mr. Neeson disclaims beneficial ownership of the shares owned by CorCell, Inc.

(6) Includes 3,101,000 shares issuable upon conversion of a convertible note. Does not include 1,666,667 treasury shares held by Corcell, Inc. as collateral for a promissory note.

(7) Includes 2,507,750 shares beneficially owned by RHK Midtown Partners & Co., LLC. Mr. Kreger disclaims beneficial ownership of the shares beneficially owned by RHK Midtown Partners & Co., LLC.

The address for each of the named persons, unless otherwise indicated, is c/o Cord Blood America, Inc., 501 Santa Monica Blvd., Suite 700, Santa Monica, CA 90401.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007, we have entered into transactions with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock, or with a member of the immediate family of any of the foregoing named persons or entities, as follows:

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


          (2) In prior years, the Company received non-interest bearing advances from officers of CBAI. During the year ended December 31, 2007, $44,499 of this advance was repaid and the balance remaining amounted to $684. In addition, on May 11, 2007, Ms. Stephanie Schissler, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per ANNUM. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $100,717.

          (3) On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $65,667.

          (4) On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off. At December 31, 2007, the balance remaining on this loan was $21,887.


         (5) In March of 2004, Cord became a party to a Web Development and Maintenance Agreement with Gecko Media, Inc. Stephen Weir, a director of Cord Blood, is a founder, principal shareholder, director and officer of Gecko Media, Inc. Pursuant to the Web Development and Maintenance Agreement, we pay to Gecko Media, Inc. the amount of $5,000 per month for March through May 2004, and the amount of $10,000 per month for June 2004 through March 2006, for development, maintenance and hosting of our website. In addition, we have granted to Gecko Media, Inc. options to purchase 150,000 shares of our common stock at $.25 per share. If Gecko Media, Inc. performs its obligations under the Web Development and Maintenance Agreement, then in March 2005, we will be obligated to issue to Gecko Media, Inc. options to purchase an additional 150,000 shares of our common stock at $1.00 per share. On May 5, 2006, Cord entered into a new Web Development and Maintenance Agreement (the "Web Agreement") for the development and maintenance of a website with a company whose president is a member of the board of directors of Cord Blood. The Web Agreement replaced the agreement that expired on March 31, 2006. The Web Agreement calls for fees of $10,000 per month from April 2006 until termination in April 2008. At the beginning of each annual term, CBAI will issue to Gecko Media so many shares of common stock of CBAI as will total a value of $10,000 at the closing sales price of CBAI stock on the date of issuance. Subsequent to the period ended December 31, 2006 this was terminated pursuant to the terms of the Agreement.

         (6) Family Marketing, Inc., ("Family") specialized in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. On September 5, 2006, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Noah Anderson who at the time was the Chief Technology Officer of CBAI. Pursuant to the Purchase Agreement, the Company sold all assets including customers, websites and related software and trademarks along with liabilities of Family Marketing to Mr. Anderson, in exchange for a credit of $82,500 against receivables that Cord Partners, Inc., owed Family and the cancellation of $32,500 in severance compensation to Mr. Anderson (the "Sale").

BOARD DETERMINATION OF INDEPENDENCE

Messrs. McGrath and Neeson are each "independent" as that term is defined under the National Association of Securities Dealers Automated Quotation system.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT  DESCRIPTION
-------  -----------------------------------------------------------------------

2.0      Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.0 Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1      Amended and Restated Bylaws of Cord Blood America, Inc. (1)

5.1      Opinion of Sichenzia Ross Friedman Ference LLP (31)

10.0 Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1 Web Development and Maintenance Agreement dated March 18, 2004 by and between Gecko Media, Inc. and Cord Partners, Inc. (1)

10.2 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler (1)

10.3 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Joseph R. Vicente (1)

10.4 Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc. (1)

10.5 License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC (2)

10.6 Purchase and Sale of Future Receivables Agreement between AdvanceMe, Inc. and Cord Partners, Inc. (2)

10.7 Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey (2)

10.8 Loan Agreement dated September 17, 2004 by and between Cord Blood America, Inc. and Thomas R. Walkey (3)

10.9 Promissory Note dated January 17, 2005 made by CBA Professional Services, Inc. to the order of Joseph R. Vicente (4)

10.10 Exchange Agreement dated February 28, 2005 by and between Cord Blood America, Inc. and Career Channel, Inc. (5)

10.10 Standby Equity Distribution Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)

10.12 Placement Agent Agreement dated March 22, 2005 between Newbridge Securities Corporation, Cornell Capital Partners, LP and Cord Blood America, Inc. (6)

10.13 Registration Rights Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)

10.14 Escrow Agreement dated March 22, 2004 between Cord Blood America, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (6)

10.15    Promissory Note to Cornell Capital Partners for $350,000 (7)

10.16    Warrant for 1,000,000 shares of common stock to Cornell Capital
         Partners (7)

10.17    Pledge and Escrow Agreement with Cornell Capital Partners (7)

10.18    Exchange Agreement with Family Marketing Inc. (8)

10.19 Amended and Restated Promissory Note with Cornell Capital Partners for $600,000 (9)

10.20    Amendment Agreement to a Promissory Note with Cornell Capital Partners
         (10)

10.21    Promissory Note to Cornell Capital Partners for $500,000 (11)

10.22    Warrant to Purchase Common Stock by Cornell Capital Partners (12)

10.23 Security Agreement between Family Marketing Inc. and Cornell Capital Partners (12)

10.24 Security Agreement between Career Channel Inc. and Cornell Capital Partners (12)

10.25 Security Agreement between CBA Professional Services Inc. and Cornell Capital Partners (12)

10.26 Security Agreement between CBA Properties Inc. and Cornell Capital Partners (12)

10.27 Security Agreement between Cord Blood America Inc. and Cornell Capital Partners (12)

10.28 Security Agreement between Cord Partners Inc. and Cornell Capital Partners (12)

10.29 Pledge and Escrow Agreement by Cord Blood America, Inc, Cornell Capital Partners, and David Gonzalez, Esq. (12)

10.30 Insider Pledge and Escrow Agreement by Cornell Capital Partners, Cord Blood America, Inc., Matthew L. Schissler, and David Gonzalez, Esq.
         (12)

10.31 Investor Registration Rights Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)

10.32 Securities Purchase Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)

10.33    Warrant to Purchase Common Stock by Cornell Capital Partners (12)

10.34 Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (12)

10.35 Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)

10.36 Amended and Restated Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)

10.37 Termination Agreement between Cord Blood America, Inc. to Cornell Capital Partners (13)

10.38 Employment Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Matthew L. Schissler (14)

10.39 Consulting Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)

10.40 Stock Option Schedule dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)

10.41 Asset Purchase Agreement between Cord Partners, Inc. and Cryobank for Oncologic and Reproductive Donors, Inc. (15)

10.42    Board Compensation Plan (16)

10.42    Web Development and Maintenance Agreement with Gecko Media, Inc. (17)

10.43    Investment Banking Agreement with Kings Pointe Capital, Inc. (18)

10.44    Investment Banking Agreement with FAE Holdings, Inc. (18)

10.45    Investment Banking Agreement with First SB Partners, Inc. (18)

10.46    Agreement with Cornell Capital Partners, LP (19)

10.47    Subscription Agreement with Strategic Working Capital Fund, L.P. (20)

10.48    Promissory Note for the Benefit of Strategic Working Capital Fund, L.P.
         (20)

10.49    Funds Escrow Agreement with Strategic Working Capital Fund, L.P. (20)

10.50 Severance Agreement, dated September 8, 2006, between the Company and Sandra Anderson (21)

10.51 Stock Purchase Agreement, dated September 5, 2006, between the Company and Noah Anderson (21)

10.52 Asset Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)

10.53 Stock Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)

10.54 Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)

10.55 Registration Rights Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)

10.56 Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)

10.57 Bill of Sale, executed October 13, 2006, between the Company and CorCell, Inc. (22)

10.58 Assumption Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)

10.59 Trademark Assignment, executed October 13, 2006, between the Company and CorCell, Inc. (22)

10.60 Non-Competition Agreement, executed October 13, 2006, between the Company and CoCell, Inc. (22)

10.61 Office Sublease, executed October 13, 2006, between the Company and CoCell, Inc. (22)

10.62 Employment Agreement Assignment, executed October 13, 2006, between the Company and Bruce Ditnes (22)


10.63 Employment Agreement Assignment, executed October 13, 2006, between the Company and Jill Hutt (22)

10.64 Employment Agreement Assignment, executed October 13, 2006, between the Company and Antonia Lafferty (22)

10.65 Employment Agreement Assignment, executed October 13, 2006, between the Company and Marcia Laleman (22)

10.66 Employment Agreement Assignment, executed October 13, 2006, between the Company and Marion Malone (22)

10.67 Employment Agreement Assignment, executed October 13, 2006, between the Company and George Venianakis (22)

10.68 Technology License Agreement, executed October 13, 2006, between the Company and Vita34AG (22)

10.69 Agreement by and between Cord Blood America, Inc and Cornell Capital Partners, LP executed October 13, 2006 (23)

10.70 Promissory Note dated October 23, 2006 between the Company and Bergen Regional Community Blood Services (24)

10.71 Stock Pledge, Escrow and Security Agreement dated October 23, 2006 for the benefit Bergen Regional Community Blood Services (25)

10.72 Placement Agency Agreement ,dated December 18, 2006, by and between the Company and Stonegate Securities, Inc. (26)

10.73 Consulting Agreement dated June 1, 2007, by and between Cord Blood America, Inc. and Midtown Partners & Co., LLC (27)

10.74 Exclusive Consulting Agreement, dated May 21, 2007, by and between Cord Blood America, Inc. and Jean R. Fuselier, Sr. (27)

10.75 Exclusive Consulting Agreement, dated May 21, 2007, by and between Fuselier Holding, LLC and Cord Blood America, Inc. (27)

10.76    Promissory Note in the amount of $121,500 to Stephanie Schissler (28)

10.77    Promissory Note in the amount of $76,950 to Stephanie Schissler (28)

10.78    Promissory Note in the amount of $25,650 to Matthew L. Schissler (28)

10.79 Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, relating to note in the amount of $121,500 (28)

10.80 Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, relating to note in the amount of $76,950 (28)

10.81 Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Matthew L. Schissler (28)

10.82 Asset Purchase Agreement, dated August 20, 2007, among Cord Partners, Inc., Cord Blood America, Inc., and CureSource, Inc. (29)


10.83    Form of Senior Convertible Note (30)

10.84    Form of Warrant to Purchase Common Stock (30)

10.85    Secured Original Issue Discount Debenture, by Corcell (30)

10.86 Common Stock Purchase Warrant, dated November 26, 2007, by Cord Blood America, Inc. (30)

10.87 Securities Purchase Agreement, dated November 26, 2007, by and among Cord Blood America, Inc., Enable Growth Partners LP, and the other Purchasers (30)

10.88 Security Agreement, dated November 26, 2007, among Cord Blood American, Inc. and the Purchasers (30)

10.89 Registration Rights Agreement, dated November 26, 2007, among Cord Blood America, Inc. and the Purchasers (30)

10.90 Second Amendment, dated November 26, 2007, to the Securities Purchase Agreement, dated as of February 14, 2007, as amendmed by the First Amendment, dated as of April 9, 2007, by and among Corcell, Cord B lood America, Inc., and Shelter Island (30)

10.91 Corcell Security Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc., and Shelter Island (30)

10.92 Put Option Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc. and Shelter Island (30)

10.93 Subordination Agreement, dated November 26, 2007, by and between Cord Blood America, Inc., Corcell, Career Channel, Inc., the Purchasers and Shelter Island (30)

10.94 Manufacturing Support Services Agreement, dated August 1, 2007, by and between Cord Blood American, Inc. and Progenitor Cell Therapy, LLC (31)

10.95 Form of Sublease, dated October 1, 2006, by and between CorCell, Inc. and Cord Blood America, Inc. (31)

21       List of Subsidiaries (32)

23.1     Consent of Rose, Snyder & Jacobs (32)

23.2     Consent of Sichenzia Ross Friedman Ference LLP (included in Exhibit
         5.1)

31.1     Certification of the registrant's Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

----------
(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)  Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23,
2004.

(3) Filed as an exhibit to Amendment No. 2 to Registration Statement on Form 10-SB filed on October 6, 2004.

(4) Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2005.

(5) Filed as an exhibit to Current Report on Form 8-K filed on March 1, 2005.

(6) Filed as an exhibit to Current Report on Form 8-K filed on March 28, 2005.

(7) Filed as an exhibit to Current Report on Form 8-K filed on May 2, 2005.

(8) Filed as an exhibit to Current Report on Form 8-K filed on May 3, 2005.

(9) Filed as an exhibit to Current Report on Form 8-K filed on June 24, 2005.

(10) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2005.

(11) Filed as an exhibit to Current Report on Form 8-K filed on July 21, 2005.

(12) Filed as an exhibit to Current Report on Form 8-K filed on September 12, 2005.

(13) Filed as an exhibit to Current Report on Form 8-K filed on December 23,
2005.

(14) Filed as an exhibit to Current Report on Form 8-K filed on January 6, 2006.

(15) Filed as an exhibit to Current Report on Form 8-K filed on January 18,
2006.

(16) Filed as an exhibit to Current Report on Form 8-K filed on February 8,
2006.

(17) Filed as an exhibit to Current Report on Form 8-K filed on May 5, 2006.

(18) Filed as an exhibit to Current Report on Form 8-K filed on June 1, 2006.

(19) Filed as an exhibit to Current Report on Form 8-K filed on June 29, 2006.

(20) Filed as an exhibit to Current Report on Form 8-K filed on August 2, 2006.

(21) Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006.

(22) Filed as an exhibit to Current Report on Form 8-K filed on October 13,
2006.

(23) Filed as an exhibit to Current Report on Form 8-K filed on October 17,
2006.

(24) Filed as an exhibit to Current Report on Form 8-K filed on October 27,
2006.

(25) Filed as an exhibit to Current Report on Form 8-K filed on October 23,
2006.

(26) Filed as an exhibit to Current Report on Form 8-K filed on December 29,
2006.

(27) Filed as an exhibit to Current Report on Form 8-K filed on June 6, 2007.

(28) Filed as an exhibit to Current Report on Form 8-K filed on October 3, 2007.

(29) Filed as an exhibit to Current Report on Form 8-K filed on August 21, 2007.

(30) Filed as an exhibit to Current Report on Form 8-K filed on November 30,
2007.

(31) Filed as an exhibit to Registration Statement on Form SB-2 filed on December 28, 2007.

(32) Filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed on January 25, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES]

The following table sets forth the aggregate fees billed to us by our principal accountant, Rose, Snyder, Jacobs for the periods indicated.

                      2007       2006
                    --------   --------
Audit fees (1)      $139,540   $ 83,450
Tax fees                  --      1,250
            Total   $139,540   $ 84,750

----------
(1)  Includes fees for audit committee reports and out of pocket expenses.

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

Date:  April 15, 2008                     CORD BLOOD AMERICA, INC.


                                      By:/s/ Matthew L. Schissler
                                         ---------------------------------------
                                          Name:  Matthew L. Schissler
                                          Title: Chief Executive Officer,
                                                 Principal Executive Officer,
                                                 Principal Accounting Officer
                                                 and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                                                   DATE
      ---------                                                   ----


/s/ Matthew L. Schissler
-------------------
Matthew L. Schissler        Chairman of the Board and         April 15, 2008
                             Chief Executive Officer


/s/ Joseph Vicente
--------------------
Joseph Vicente                  Director                      April 15, 2008


/s/ Timothy McGrath
--------------------
Timothy McGrath                 Director                      April 15, 2008


/s/ Rick Neeson
--------------------
Rick Neeson                     Director                      April 15, 2008