Form 10-Q
period 2008-03-31
Cord Blood America, Inc.
filed 2008-05-20
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _________ to _________

CORD BLOOD AMERICA, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

Florida	000-50746	65-1078768
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

501 Santa Monica Blvd. Suite 700 Santa Monica, CA 90401	90401
(Address of principal executive offices)	(Zip Code)

(310) 432-4090

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes   ☑     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2008, there were 225,154,440 shares of the registrant’s Common Stock outstanding, which includes 46,266,667 treasury shares..

Transitional Small Business Disclosure format (check one):  Yes ☐   No ☑

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATE FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$ 151,906	$ 338,828
Accounts receivable, net of allowance for doubtful accounts of $35,000	98,106	92,559
Supplies	5,345	5,345
Prepaid expenses	23,633	67,544
Total current assets	278,990	504,276
Property and equipment, net of accumulated depreciation and amortization of $229,548 and $204,806	113,628	138,370
Deferred financing costs	1,077,428	1,210,109
Customer contracts and relationships, net of amortization of $131,838 and $438,533	4,737,128	4,868,967
Deposits	36,157	10,683
Domain name, net of amortization of $83 and $73	316	326
Other assets	670	670
Total assets	$ 6,244,317	$ 6,733,401
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 1,137,212	$ 999,393
Accrued expenses	1,883,391	1,830,809
Deferred revenue	979,128	1,043,260
Wages owing to Officers	86,615	--
Advances from Officers	179,291	188,955
Capital lease obligations	2,720	3,734
Derivatives Liability	944,260	1,309,854
Promissory notes payable, net of unamortized discount of $3,416,341 and $4,086,914	5,008,261	4,523,533
Total current liabilities	10,220,878	9,899,538
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 219,946,258 and 195,558,923 shares issued and outstanding, inclusive of treasury shares	21,999	19,569
Additional paid-in capital	32,421,964	31,985,408
Common stock held in treasury stock, 46,266,667 shares	(17,159,833)	(17,159,833)
Accumulated deficit	(19,260,691)	(18,011,281)
Total stockholders’ deficit	(3,976,561)	(3,166,137)
Total liabilities and stockholders’ deficit	$ 6,244,317	$ 6,733,401

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	THREE-MONTH PERIOD ENDED	THREE-MONTH PERIOD ENDED
	MARCH 31,	MARCH 31,
	2008	2007
Revenue	$1,428,590	$1,698,003
Cost of services	(784,864)	(1,098,744)
Gross profit	643,726	599,259
Administrative and selling expenses	(1,048,240)	(1,119,294)
Loss from Operations	(404,514)	(520,035)
Interest expense	(844,896)	(553,484)
Net loss before income taxes	(1,249,410)	(1,073,519)
Income taxes	--	--
Net loss	(1,249,410)	(1,073,519)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding	205,907,825	55,638,545

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,249,410)	$(1,073,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	271,240	281,476
Gain on exercise of warrants	(62,941)	--
Amortization of loan discount	674,928	375,452
Amortization of deferred financing costs	132,681	--
Depreciation and amortization	156,591	72,011
Change in value of derivative liability	(215,496)	--
Share based compensation	--	60,000
Net change in operating assets and liabilities	225,772	553,559
Net cash used in (provided by) operating activities	(66,635)	268,979

Cash flows from investing activities:
Purchase of CorCell	--	16,614
Net cash provided by investing activities	--	16,614

Cash flows from financing activities:
Repayments on loans payable	(267,400)	(39,798)
Proceeds from advances from officers	9,400	--
Issuance of common shares for cash	80,590	--
Proceeds from issuance of notes payable	77,200	--
Payments on capital lease obligations	(1,013)	(979)
Net Payments on advances from officers	(19,064)	(22,500)
Net cash provided by (used in) financing activities	(120,287)	(63,277)

Net increase (decrease) in cash	(186,922)	222,316
Cash and cash equivalents, at beginning of period	338,828	21,566
Cash and cash equivalents, at end of period	$151,906	$243,882

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$67,252	$11,785
Supplemental disclosures of non-cash investing and financing activities:
Shares issued for debt issuance costs		250,000

Shares issued for the acquisition of CorCell business	--	1,761,077

Debt repaid through issuance of common stock	$	$--

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Note  2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, CorCell Co, CorCell Ltd., BodyCells, Properties and Rain. Significant inter-company balances and transactions have been eliminated upon consolidation.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2008, the Company adjusted its derivative liability to its fair value, and reflected the decrease in fair value of $215,496 in its statement of operations, as a reduction of interest expense.

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

Rain's revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment. Rain recognizes revenue generated through per inquiry advertising as the inquiry leads are delivered to the customer.

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the labs processing fees, and royalties. Cord expenses costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 205,907,825 and 55,638,545 for the three-months ended March 31, 2008 and 2007, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  Adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption did not have a significant impact on the Company’s consolidated financial statements.

 In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. Currently, the Company does not expect the adoption of SFAS No. 161 will have an impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data.

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not expect the adoption of SFAS No. 161 will have an impact on our consolidated financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $19.3 million as of March 31, 2008. In addition, CBAI has a working capital deficit of approximately $9.9 million as of March 31, 2008. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. As well, the Company has taken steps to reduce its overall spending through the reduction of headcount. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3.  Accrued Expenses

The components of accrued expenses at March 31, 2008 are summarized as follows:

March 31,
2008
Accrued interest and related financing expenses	$1,729,337
Deferred Rent	15,500
Other	138,554
$1,883,391

Note 4. Notes and Loans Payable

Shelter Island Opportunity Fund

In February 2007, the company contracted a note payable in the amount of $2,300,000. In connection with the agreement, the note holder was issued warrants to purchase shares of the Company at $0.037 per share. In March 2008, the Company offered the warrant holders to reduce the conversion price to $0.0086 per share, if exercised in March or April  2008. Warrant holders exercised warrants and purchased 9,272,000 shares at $0.0086. This was treated as an inducement to exercise, and it resulted in a gain of $62,941, as the value of the related derivative Liability was higher than the value of the modified warrants at the date of exercise.

Note 5. Commitments and Contingencies

Agreements

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

Employment Agreements

On January 1, 2006, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000 as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. Mr. Schissler never signed a renewal to this one year employment agreement, but he continues to serve as the Company’s Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2008.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan called for shares of the Company’s common stock to be issued as compensation for the second year of service in 2007 and 2008 in an amount equal to $10,000.

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the three months ended March 31, 2008, the Company repaid in full these advances. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off. At March 31, 2008, the balance remaining on this loan was $92,093.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off. At March 31, 2008, the balance remaining on this loan was $20,045.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off. At March 31, 2008, the balance remaining on this loan was $60,142.

On January 25, 2008, Ms. Stephanie Schissler loaned a further $9,400 to the Company; repayment terms have not yet been worked out between the parties.

The total balance owing to the officers of CBAI at March 31, 2008 was $179,291.

In addition, Mr. Matt Schissler and Mr. Joe Vicente, officers of the Company, have deferred receipt of a portion of their salaries, totaling $86,615 at March 31, 2008.

Consulting Agreement

On January 1, 2006, CBAI entered into a one-year consulting agreement with Stephanie Schissler, The agreement entitles Ms. Schissler to a $10,000 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews, unless a 60-day written notice of cancellation is provided by either CBAI or Ms. Schissler.

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

In the first three months of 2008, there were no options granted, forfeited or expired. The number of outstanding options at March 31, 2008 remains at 5,461,189, with an exercisable price of $0.28 and approximately 6.8 years remaining. The number of exercisable options at March 31, 2008 remains at 4,391,521 with an exercise price of $0.29 and approximately 5.1years remaining.

Note 8. Stock Option and Warrant Agreements

As previously mentioned above, CBAI did not issue any new stock options during the three months ending March 31, 2008.

On March 10, 2008, Enable Capital, a warrant holder, exercised their right to purchase 9,972,000 shares of the Company’s Common Stock at $0.0086 per share.

The following table summarizes the warrants outstanding and exercisable at March 31, 2008:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
14,285,000	$0.101	09/09/2010
8,285,000	$0.101	09/09/2010
40,000,000	$0.101	02/12/2012
61,492,592	$0.037	11/26/2012
Total 125,062,592

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the first three months of 2008, the Company issued 633,588 common shares to certain of its employees. It also issued 5,931,491 in exchange for services rendered and for the payment of certain accounts payable.

During the first three months ending March 31, 2008, a warrant holder exercised a portion of their warrants, or 9,972,000 shares at the special exercise price of $0.0086, providing approximately $80,000 of cash

In the first three months of 2008, the Company issued 8.4 million common shares in exchange for an additional delay in the repayment terms of their loan.

As of March 31, 2008 CBAI had 219,946,258 shares of Common Stock outstanding.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$980,501	$0	$448,089	$1,428,590	$1,428,590
Interest Expense		0			844,896
Depreciation and Amortization	156,590	0	0	156,590	156,590
Segment Income (Loss)	(1,513,496)		264,086	(1,249,410)	(1,249,410)
Segment Assets	$6,042,601	$44	$201,672	$6,244,317	$6,244,317

The table below presents certain financial information by business segment for the three months ended March 31, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$890,150	$0	$807,853	$1,698,003	$1,698,003
Interest Expense	553,484	0		553,48/4	553,484
Depreciation and Amortization	72,011	0		72,011	72,011
Segment Income (Loss)	(1,130,622)		57,103	(1,073,519)	(1,073,519)
Segment Assets	$6,253,784	$197	$207,988	$6,461,969	$6,461,969

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

The following information should be read in conjunction with our March 31, 2008 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB for the year ended December 31,

2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We believe Cord’s revenue and gross profit will benefit from the asset purchase of CorCell. Going forward, management will continue to assess the market conditions, particularly related to the cost of customer acquisition, and whether organic growth or continued M&A activity will lead CBAI closer to profitability.

Rain

Rain

Rain, the television, radio, on-hold and motor sports advertising operations, are located in the corporate headquarters in Los Angeles, CA. The offices were relocated from Carlsbad, CA in September 2006. Rain provides advertising and direct marketing customers a range of services including:

•

the placement of advertising in television, radio, on-hold and motor sports outlets;

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

A majority of Rain's revenues are earned via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with which we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California.  Our on-hold advertising is placed on a client’s telephone system.  Production is outsourced to AudioMenu of Fort Lauderdale, FL.  Motor sports sponsorship is placed on vehicles in various motor sports circuits.  Most advertising has been placed with BAM Racing; LLC.  In January of 2008 we entered in a non-exclusive agreement with BAM Racing, LLC.  The agreement compensates for sales of sponsorship of NASCAR Sprint Cup Team #49.

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

Results of Operations for the Three-Months Ended March 31, 2008

For the three months ended March 31, 2008, our total revenue decreased $269,413 or 16% to $1,428,590. Rain’s revenues decreased $359,000, or 44%, due to a change in the business model.  Rain is focused on creating an annuity base business with high volume advertising.  Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those.  Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising.  The result in this change for the first quarter was a loss in revenue.  Cord’s revenues increased $91,000 or 10% to $981,000, despite significant cutbacks in marketing and advertising.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow.

Cost of services decreased 29% or by $314,000 as a result of lower revenues, but Gross Profit increased from 35% of revenues to 45%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $71,000 or 6% from the prior comparative period to $1,048,000. The Company reduced its expenses in marketing and advertising by $127,000 as compared to the comparative period, due to cash restrictions. In the first three months of 2008, it also reduced its capital raising costs by $150,000. These decreases were offset this quarter by an increase in Wages of $230,000, primarily do to the acquisition in March, 2007 of CorCell and an increase in Rent and office expenses of $85,000, again due to the absorption of the rental costs at the CorCell office.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. Consequently, interest costs increased 54% from $550,000 to $845,000. All interest charges during the period have been accrued.

Our net loss from continuing operations increased by $175,000, or 16% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of $1,249,410 and $1,073,519 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had $151,906 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 5, Notes and Loans Payable.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended March 31, 2008 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the first three months of 2008 without registering them under the Securities Act of 1933:

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

CORD BLOOD AMERICA, INC.
Date: May 16, 2008	By: /s/Matthew L. Schissler
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)