Form 10-Q
period 2008-06-30
Cord Blood America, Inc.
filed 2008-08-19
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

CORD BLOOD AMERICA, INC.

(Exact name of registrant as specified in its charter)

———————

FLORIDA	000-50746	65-1078768
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

501 SANTA MONICA BLVD. STE. 700, SANTA MONICA, CA 90401

 (Address of Principal Executive Office) (Zip Code)

(310) 432-4090

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	x	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2008, there were 277,258,485 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure format (check one):		Yes	X	No

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
Current assets:	June 30, 2008	December 31, 2007
Cash	$34,482	$338,828
Accounts receivable, net of allowance for doubtful accounts of $35,000	146,464	92,559
Supplies	5,345	5,345
Prepaid expenses	18,633	67,544
	204,924	504,276
Property and equipment, net of accumulated depreciation and amortization of $252,908 and $204,806	90,269	138,370
Deferred financing costs	931,287	1,210,109
Customer contracts and relationships, net of amortization of $658,083 and $438,533	4,612,109	4,868,967
Deposits	20,130	10,683
Domain name, net of amortization of $94 and $73	305	326
Other assets	670	670
	$5,859,694	$6,733,401
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,069,026	$999,393
Accrued expenses	1,969,419	1,830,809
Deferred revenue	1,081,994	1,043,260
Wages owing to Officers	112,865	--
Advances from Officers	168,495	188,955
Capital lease obligations	2,246	3,734
Derivatives Liability	2,040,092	1,309,854
Promissory notes payable, net of unamortized discount of $2,715,008 and $4,086,914	5,610,727	4,523,533
Total current liabilities	12, 054,864	9,899,538
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 242,853,159 and 195,558,923 shares issued and outstanding, inclusive of treasury shares	24,285	19,569
Additional paid-in capital	27,696,934	31,985,408
Common stock held in treasury stock, 41,266,667 and 46,266,667 shares	(12,159,833)	(17,159,833)
Accumulated deficit	(21,756,556)	(18,011,281)
Total stockholders’ deficit	(6,195,170)	(3,166,137)
Total liabilities and stockholders’ deficit	$5,859,694	$6,733,401

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Revenue	$2,401,762	$4,043,547
Cost of services	(1, 072,165)	(2,647,527)
Gross profit	1,329,597	1,396,020
Administrative and selling expenses	(1,891,851)	(2,026,572)
Loss from Operations	(562,254)	(630,552)
Interest expense and change in derivative liability	(3, 186,298)	(2,442,883)
Net loss before income taxes	(3,748,552)	(3,073,435)
Income taxes	--	--
Net loss	(3,748,552)	(3,073,435)
Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average common shares outstanding	214,573,655	78,720,661

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Revenue	$1,057,262	$2,345,544
Cost of services	(371,391)	(1,548,783)
Gross profit	685,871	796,761
Administrative and selling expenses	(843,611)	(1,091,824)
Loss from Operations	(157,740)	(295,063)
Interest expense and change in derivative liability	(2,341,402)	(1,463,409)
Net loss before income taxes	(2,499,142)	(1,758,472)
Income taxes	--	--
Net loss	(2,499,142)	(1,758,472)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding	231,955,641	99,267,876

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,748,552)	$(3,073,435)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	454,252	689,084
Gain on exercise of warrants	(150,007)	--
Amortization of loan discount	1,371,904	1,560,614
Amortization of deferred financing costs	278,822	--
Depreciation and amortization	304,981	222,519
Change in value of derivative liability	958,359	--
Share based compensation	--	3,566
Net change in operating assets and liabilities	348,678	657,592
Net cash used in (provided by) operating activities	(181,563)	59,940

Cash flows from investing activities:
Purchase of CorCell	--	16,614
Purchase of property and equipment		(2,937)
Net cash provided by investing activities	--	13,677

Cash flows from financing activities:
Repayments on loans payable	(367,613)	(315,210)
Proceeds from advances from officers	15,538	223,725
Issuance of common shares for cash	183,877	131,650
Proceeds from issuance of notes payable	82,900	211,400
Payments on capital lease obligations	(1,487)	(2,773)
Payments on advances from officers	(35,998)	(42,309)
Net cash provided by (used in) financing activities	(122,783)	206,483

Net increase (decrease) in cash	(304,346)	280,100
Cash and cash equivalents, at beginning of period	338,828	21,566
Cash and cash equivalents, at end of period	$34,482	$301,666

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$86,311	$96,092
Supplemental disclosures of non-cash investing and financing activities:
Proceeds from debt issuance, in escrow		250,000

Discount on issuance of debt with detachable warrants	--	4,845,000

Shares issued for the acquisition of CorCell business	--	1,761,077

Debt repaid through issuance of common stock	$	$690,416

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2008, the Company adjusted its derivative liability to its fair value, and reflected the decrease in fair value of $, in its statement of operations, as a reduction of interest expense.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 214,573,655 and 78,720,661 for the six-months ended June 30, 2008 and 2007, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the impact this statement will have on our results of operations and financial position.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  FSP No. APB 14-1 is effective for us as of January 1, 2009.  Currently, the Company does not expect the adoption of FSP No. APB 14-1 will have an impact on our consolidated financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $21.8 million as of June 30, 2008. In addition, CBAI has a working capital deficit of approximately $11.8 million as of June 30, 2008. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry.  In June, 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. As well, the Company has taken steps to reduce its overall spending through the reduction of headcount and cuts in sales and administrative expenses. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Reclassification of Expenses

The Company has re-classed some of its expenses in the comparative Consolidated Statement of Operations to conform to the current presentation.

Note 3.  Accrued Expenses

The components of accrued expenses at June 30, 2008 are summarized as follows:

June 30,
2008
Accrued interest and related financing expenses	$1,863,263
Deferred Rent	24,648
Other	81,508
$1,969,419

Note  4. Notes and Loans Payable

Shelter Island Opportunity Fund

In February 2007, the company contracted a note payable in the amount of $2,300,000. In connection with the agreement, the note holder was issued warrants to purchase shares of the Company at $0.037 per share. In March 2008, the Company offered the warrant holders to reduce the conversion price to $0.0086 per share, if exercised in March, 2008. This offer was extended through the end of July, 2008. In May, 2008, Shelter exercised 20,270,270 warrants and received 2,837,238 shares on a cashless basis.

Enable Capital

In November 2007, the Company contracted a 0% convertible debenture with Enable Capital for a face amount of $1,931,106, and net proceeds of $1,369,000. The note is convertible at $0.03 per share or 96% of market price as defined. The Company used $544,000 of the proceeds to pay down its accrued interest to Cornell. In connection with this convertible note, the Company issued a warrant to purchase 48,277,655 shares of the Company's common stock at an exercise price of $0.037 per share. In March 2008, the Company offered the warrant holders to reduce the conversion price to $0.0086 per share, if exercised in March, 2008. This offer was extended through the end of July, 2008  Warrant holders exercised warrants and purchased 21,649,624 shares at $0.0086. This was treated as an inducement to exercise, and it resulted in a gain of $150,007, as the value of the related derivative liability was higher than the value of the modified warrants at the date of exercise.  On May 30, 2008, due to anti-dilution provisions, the Company issued warrants to Enable Capital to purchase 9,655,531 Common Shares at $0.0086 per share.

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

Employment Agreements

On July 16, 2008, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $165,000 through July 14, 2009. The Executive Agreement entitles Mr. Schissler to receive a performance bonus of up to 30% of his salary, as well as certain other benefits, including stock options. Mr. Schissler is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%. CBAI also entered into a one-year employment agreement with Mr. Joe Vicente. Pursuant to his Agreement, Mr. Vicente serves as Vice President of CBAI at an annual salary of $115,000 through July 14, 2009. The Executive Agreement entitles Mr. Vicente to receive a performance bonus of up to 25% of his salary, as well as certain other benefits, including stock options. Mr. Vicente is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan called for shares of the Company’s common stock to be issued as compensation for the second year of service in 2007 and 2008 in an amount equal to $10,000.

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the six months ended March 31, 2008, the Company repaid in full these advances. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum.. At June 30, 2008, the balance remaining on this loan was $83,324.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2008, the balance remaining on this loan was $18,203.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2008, the balance remaining on this loan was $54,616.

On January 25, 2008, Ms. Stephanie Schissler loaned a further $9,400 to the Company; repayment terms have not yet been worked out between the parties.

On April 1, 2008, Ms. Stephanie Schissler loaned a further $6,138 to the Company; repayment terms have not yet been worked out between the parties.

The total balance owing to the officers of CBAI at June 30, 2008 was $168,495.

In addition, Mr. Matt Schissler and Mr. Joe Vicente, officers of the Company, have deferred receipt of a portion of their salaries, totaling $112,865 at June 30, 2008.

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

At June 30, 2008, the Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	5,808,140	$0.26
Granted	0
Exercised	0
Forfeited/Expired	0
Outstanding, June 30, 2008	5,808,140	$0.26
Exercisable at June 30, 2008	5,558,140	$0.26

A summary of the activity for unvested employee stock options as of June 30, 2008, and changes during the year is presented below:

	Stock Options	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	765,000	$0.17
Granted	0	-
Vested	(515,000)	$0.14
Forfeited	0	-
Nonvested at June 30, 2008	250,000	$0.23

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2008:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01 — 0.20	973,192	7.41	$ 0.19	898,192	7.41	$ 0.19
$0.21 — 0.30	3,028,850	6.38	0.25	2,853,850	6.37	0.25
$0.31 — 0.51	1,806,098	7.19	0.31	1,806,098	7.19	0.31
	5,808,140	6.81	$ 0.26	5,558,110	6.81	$ 0.26

Note 8. Warrant Agreements

On March 10, 2008, Enable Capital, a warrant holder, exercised their right to purchase 9,972,000 shares of the Company’s Common Stock at $0.0086 per share.

On April 7 and May 29, 2008 respectively, Enable Capital exercised their right to purchase 7,127,624 and 5,250,000 shares of the Company’s Common Stock at $0.0086 per share.

On May 30, 2008, due to anti-dilution provisions, the Company issued warrants to Enable Capital to purchase 9,655,531 Common Shares at $0.0086 per share. On the same date, Shelter Island exchanged their rights to purchase 20,270,270 Common Shares at $0.037 per share and received 2,837,838 common shares on a cashless basis.

During the six months ended June 30, 2008, the Company issued shares of common stock, which reduced the total number of shares available for the exercise of warrants. Warrants with a value of $140,000, which were previously recorded as equity were than classified as liability during the six months ended June 30, 2008.

The following table summarizes the warrants outstanding and exercisable at June 30, 2008:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
14,285,000	$0.101	09/09/2010
8,285,000	$0.101	09/09/2010
40,000,000	$0.101	02/12/2012
29,544,698	$0.037	11/26/2012
9,655,531	$0.0086	05/30/2013
Total 102,770,229

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the first six months of 2008, the Company issued 633,588 common shares to certain of its employees and 1,764,705 common shares to its directors. It also issued 11,475,325 in exchange for services rendered and for the payment of certain accounts payable.

During the first six months ending June 30, 2008, a warrant holder exercised a portion of their warrants, or 21,649,624 shares at the special exercise price of $0.0086, providing approximately $186,000 of cash.

In the first six months of 2008, the Company issued 16.6 million common shares in relation to delays, changes or extensions in terms of loan financings.

As of June 30, 2008 CBAI had 242,853,159 shares of Common Stock outstanding. An additional 41,266,667 shares has been issued and remains in the Company’s treasury.

In the Company’s recent proxy, it has asked the shareholders to approve an increase in its authorized capital to 950,000,000 common shares.

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

The table below presents certain financial information by business segment for the six months ended June 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,768,892	$0	$632,870	$2,401,762	$2,401,762
Interest Expense	3,182,426	0	3,872	3,186,298	3,186,298
Depreciation and Amortization	304,981	0	0	304,981	304,981
Segment Income (Loss)	(4,053,307)		304,755	(3,748,552)	(3,748,552)
Segment Assets	$5,706,639	$97	$152,958	$5,859,694	$5,859,694

The table below presents certain financial information by business segment for the six months ended June 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,869,236	$0	$2,174,311	$4,043,547	$4,043,547
Interest Expense	1,881,632	0	241	1,881,973	1,881,973
Depreciation and Amortization	222,517	0	22	222,539	222,539
Segment Income (Loss)	(3,343,265)		269,830	(3,073,435)	(3,073,435)
Segment Assets	$6,000,262	$197	$342,285	$6,342,744	$6,342,744

The table below presents certain financial information by business segment for the three months ended June 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$872,481	$0	$184,781	$1,057,262	$1,057,262
Interest Expense	2,337,809	0	3,593	2,341,402	2,341,402
Depreciation and Amortization	148,391	0		148,391	148,391
Segment Income (Loss)	(2,526,475)		27,333	(2,499,142)	(2,499,142)
Segment Assets	$5,706,639	$97	$152,958	$5,859,694	$5,859,694

The table below presents certain financial information by business segment for the three months ended June 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,024,947	$0	$1,320,597	$2,345,544	$2,345,544
Interest Expense	1,086,098	0	135	1,086,233	1,086,233
Depreciation and Amortization	150,516	0	11	150,527	150,527
Segment Income (Loss)	(1,971,199)		212,727	(1,758,472)	(1,758,472)
Segment Assets	$6,000,262	$197	$342,285	$6,342,744	$6,342,744

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.

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

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices in Philadelphia, Pennsylvania. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, formerly Bergen Community Regional Blood Services, located in Paramus, New Jersey. On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC, (PCT) for testing, processing and storage of cord blood samples.  The Company believes this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. We provide the following services to each customer. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland.

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

A majority of Rain's revenues are earned via direct response media buys and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with which we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production partners in Florida and California.  Our on-hold advertising is placed on a client’s telephone system.  Production is outsourced to AudioMenu of Fort Lauderdale, FL.  Motor sports sponsorship is placed on vehicles in various motor sports circuits.  Most advertising has been placed with BAM Racing, LLC.  In January of 2008 we entered in a non-exclusive agreement with BAM Racing, LLC.  The agreement compensates for sales of sponsorship of NASCAR Sprint Cup Team #49.

In December, 2007, Rain made a significant shift in its business development strategy.  Rain’s revenues prior to January 1, 2008 were largely reliant on a few customers.  Rain decided that a business model with smaller contracts and a larger volume of customers would better serve the marketplace and steady the large swings in revenues for the segment.  Rain is currently commencing the implementation of this strategy.

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

Results of Operations for the Six-Months Ended June 30, 2008

For the six months ended June 30, 2008, our total revenue decreased approximately $1.6 million, or 41% to $2.4 million. Rain’s revenues decreased approximately $1.5 million, or 71%, due to a change in the business model.  Rain is focused on creating an annuity base business with high volume advertising.  Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those.  Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising.  The result in this change for the first six months was a loss in revenue.  Cord’s revenues decreased $100,000 or 5%, to $1,769,000, because of significant cutbacks in marketing and advertising.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow.

Cost of services decreased 59% or by $1.6 million as a result of lower revenues, but Gross Profit increased from 35% of revenues to 55%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $135,000 or 6.7% from the prior comparative period to $1,891,851. The Company reduced its expenses in marketing and advertising by $197,000 as compared to the comparative period, and professional fees by $65,000, due to cash restrictions.  These decreases were offset this period by an increase in Rent and office expenses of $105,000, due to the absorption of the rental costs at the CorCell office.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. Consequently, interest, financing costs and changes in derivative liabilities increased from $2,442,883 to $3,186,298. All interest charges during the period have been accrued.

Our net loss increased by $0.7 million, or 21.9% from the prior comparative period.

Results of Operations for the Three-Months Ended June 30, 2008

For the three months ended June 30, 2008, our total revenue decreased approximately $1.3 million, or 55% to approximately $1,057,000 million. Rain’s revenues decreased approximately $1.1 million, or 86%, due to a change in the business model.  Rain is focused on creating an annuity base business with high volume advertising.  Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those.  Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising.  The result in this change for this three-month period was a loss in revenue.  Cord’s revenues decreased $152,000, or 15%, to approximately $872,000, because of significant cutbacks in marketing and advertising.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow.

Cost of services decreased 76% or by $1.2 million as a result of lower revenues, but Gross Profit increased from 34% of revenues to 65%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $248,000 or 23% from the prior comparative period to $843,611. The Company’s professional fees were approximately $130,000 higher in the prior comparative period, due to the hiring of a business consultant in 2007; wages and benefits were $70,000 lower in the three-months ended 2008 due to the reduction in staff at the Company’s CorCell operations.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. Consequently, interest, financing costs and changes in derivative liabilities increased from $1,463,409 to $2,341,402. All interest charges during the period have been accrued.

Our net loss increased by $0.7 million, or 42.2% from the prior comparative period

Liquidity and Capital Resources

We have experienced net losses of $3,748,552 and $3,073,435 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, we had $34,482 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations. On June 27, 2008, we entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI has filed a Form S-4 to finalize this transaction.

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

Changes in Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in

Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the six months ended June 30, 2008 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the three months ended June 30, 2008 without registering them under the Securities Act of 1933:

In April 2008, 1,162,917 shares of common of the Company were issued to 3 individuals for legal, marketing and debt consulting services;

In April 2008, 1,764,705 shares of common of the Company were issued to the Board of Directors; and

In May 2008, an aggregate of 5,332,900 shares of common stock were issued to an individual in connection with certain financings.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
3.0	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)
3.1	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
10.1	Waiver Letter, dated May 22, 2008, by and among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena. (2)
10.2

Fourth Amendment to Securities Purchase Agreement, dated June 3, 2008, by and among CorCell, Ltd., the Company, Career Channel, Inc., a Florida corporation d/b/a Rainmakers International, and Shelter Island Opportunity Fund, LLC. (2)

10.3	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company. (2)
10.4	Securities Purchase Agreement, dated as of June 27, 2008, by and between the Company and Tangiers Investors, LP (3)
10.5	Registration Rights Agreement, dated as of June 27, 2008, by and between the Company and the Tangiers Investors, LP. (3)
10.6	Form of Lock-Up Agreement. (3)
31.1	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

----------

(1)

Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)

Filed as an exhibit to Current Report on Form 8-K filed on June 3, 2008.

(3)

Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 18, 2008

CORD BLOOD AMERICA, INC.

By:	/s/ Matthew L. Schissler
Matthew L. Schissler
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)