Form 10KSB/A
period 2007-12-31
Cord Blood America, Inc.
filed 2008-10-01
CIK 1289496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D. C. 20549

_______________

FORM 10KSB/A

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

501 Santa Monica Blvd., Suite 700
Santa Monica, California 90401

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A .. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

2007 ANNUAL REPORT ON FORM 10-KSB

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB/A may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.  These risks and uncertainties include, but are not limited to:

•

whether we will continue as a going concern;

•

whether we will continue to increase revenues within our core business;

•

whether we will generate revenues through offering additional stem cell services and acquiring other businesses in the stem cell industry;

•

whether we will be successful in achieving our goals of diversifying revenue streams and working towards profitability;

•

whether we are able to meet our financing requirements, and to ultimately achieve profitable operations

•

whether we will gain tremendous value in building a database of qualified leads with specific demographic information which can be used to market a number of products and services;

•

whether we will be able to further monetize our website traffic through the use of our web properties, and therefore offset increasing costs;

•

whether we continue to develop new channel sales opportunities through the addition of strategic referral partnerships with Obstetrics and Gynecological practices and other healthcare professionals; and

•

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cord Blood America, Inc. (“CBAI”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999.  We did not commence business operations until we acquired Cord Partners, Inc., (“Cord Partners”), a Florida corporation and wholly owned subsidiary of CBAI, as of March 31, 2004. CBAI is primarily a holding company whose subsidiaries include Cord Partners (“Cord”), CorCell Co. Inc., CorCell Ltd., (“CorCell”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). CBAI and its subsidiaries engage in the following business activities:

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

We intend to continue the organic growth of CBAI through continued improvement of internal processes, expanded channel development, direct response and internet marketing efforts to facilitate increased prospective customer contact.  Additionally, we will be concentrating our efforts on building additional sales channels through health insurance partners, obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers.  We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies.  We negotiated two acquisitions in 2006, the first, Cryobank for Oncologic and Reproductive Donors (“Cryobank”) and the second, CorCell’s operating entity on October 13, 2006, and which closed on February 28, 2007.  On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc. We are currently exploring various acquisition opportunities and will continue to do so.  We intend to continue fund mergers and acquisitions from monies received from debt placements and/or private placements.

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

RISK FACTORS

An investment in our common stock involves a very significant risk. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

We May Be Unable To Manage Growth, Which May Impact Our Potential Profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

•

Establish definitive business strategies, goals and objectives

•

Maintain a system of management controls

•

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

We do not own or operate a storage facility for umbilical cord blood. On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC (“PCT”) for testing, processing and storage of cord blood samples, and terminated an agreement with Bergen Community Regional Blood Center (“Bergen”). If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

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

Pursuant to the Patent License Agreement, we may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents remain in effect. If our licensing arrangement with PharmaStem terminates for any reason, then we may not be able to provide our cord blood banking services for some period of time, if at all. Even if we are able to negotiate a new agreement with PharmaStem, we may not be able to obtain favorable terms.

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

The advertising and direct marketing service industry is highly competitive. We compete with major national and international advertising and marketing companies and with major providers of creative or media services. The client’s perception of the quality of our creative product, our reputation and our ability to serve clients are, to a large extent, factors in determining our ability to generate and maintain advertising business. Our size and our lack of significant revenue may affect the way that potential clients view us.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Matthew L. Schissler. The loss of his services could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management’s attention away from operational issues. We do not presently maintain key-man life insurance policies on our Chief Executive Officer. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract sufficient number and quality of staff.

Explanation of Material Agreements

Blood Bank Service Agreement

Pursuant to our Service Agreement with Bergen Community Regional Blood Center (“Bergen”), the blood center would test all cord blood received from CBAI and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. Bergen would be compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month.

On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC (“PCT”) for testing, processing and storage of cord blood samples.  As a result of our agreement with PCT we terminated our agreement with Bergen.  We believe this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. Several other blood centers also provide the services currently provided to us by PCT. If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past two years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.

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

Enable Transaction

On November 26, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which we issued and sold an aggregate of $1,931,106.20 principal amount of 0% Senior Convertible Notes (the “Notes”) to accredited investors (the “Purchasers”) in a private placement. The Notes were sold at a 20% discount. A portion of the principal amount of the Notes in the amount of $680,000 was paid by the Purchasers by converting $544,000 in interest owed by the Company on outstanding notes. We received gross proceeds of approximately $1,000,000, of which we used $155,000 for financing costs.  As part of the transaction, the Purchasers were also issued warrants (the “Purchaser Warrants”) to purchase 48,277,655 shares of the Company’s Common Stock, $0.0001 par value per share (“Common Stock”), at the exercise price of $0.037 per share.

On March 10, 2008, we reduced the warrant exercise price of the Purchaser Warrants from $0.037 to $0.0086, so long as the Warrants were exercised by April 30, 2008, after which time the warrant exercise price would revert to $0.037, subject to adjustment as provided in the Warrants.

The 0% Senior Convertible Notes

The Notes are due on November 26, 2009.  So long as the registration statement that the Company is required to file pursuant to the Securities Purchase Agreement and the registration rights agreement entered into in connection therewith (the “Registration Rights Agreement”) (the “Registration Statement”), is effective, the Company will have the right to prepay, prior to the second year anniversary of the issuance of the Notes, in cash all or a portion of the Notes at 120% of the outstanding principal plus accrued interest to the date of the prepayment.  Beginning on May 26, 2008, and continuing on the same date of each successive month thereafter, the Company shall repay 1/18th of the original principal amount of the Notes either in cash or in Common Stock, at the Company’s option.  If the Company elects to repay the Notes in common stock, the number of shares issued will be based on the lesser of (i) 10% discount onto the weighted average price of the 10 trading days immediately preceding (but not including) the applicable repayment date or (ii) the then conversion price, as adjusted.

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

•

all payments due under the Notes (i) shall rank junior to all indebtedness of the Company and its subsidiaries as of the issuance date, (ii) shall rank pari passu with all other convertible notes and (iii) shall rank senior to all indebtedness of the Company and its subsidiaries incurred after the issuance date;

•

the Company and its subsidiaries shall not incur any indebtedness if such indebtedness (including the issuance of debt securities) will result in the ratio at the time of such event(s) to fall below the lesser of (i) 1.0 and (ii) the ratio existing as of the issuance date;

•

the Company shall not enter or incur any liens and shall not permit any subsidiary to incur indebtedness other than permitted indebtedness;

•

the Company and its subsidiaries shall not make any restricted payments, except for subordinated debt or subsidiaries of the Company may make restricted payments to the Company; and

•

the Company shall not pay dividends.

Defaults under the Notes include the following:

•

If the Registration Statement is required to be maintained effective and such effectiveness lapses;

•

If the Company’s common stock is suspended from trading on its principal trading market;

•

A default under any notes executed by the Company;

•

If the Company fails to pay interest or liquidated damages when due; and

•

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

The holders of the Notes shall not have the right to convert the Notes, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of the Company’s Common Stock immediately after giving effect to such conversion.

As previously mentioned, we issued the Purchasers warrants to purchase 48,277,655 shares of the Company’s Common Stock at an exercise price of $0.037 per share, , which were subsequently reduced to $0.0086.  The Purchaser Warrants may be exercised any time until November 31, 2012.

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

In connection with the transaction, the Company paid placement agent fees in the amount of $90,000.  In addition, we issued the placement agents, including their employees and affiliates, an aggregate of 5,833,332 warrants (the “Broker Warrants”) to purchase the Company’s Common Stock. The Broker Warrants have the same terms as the Purchaser Warrants, except that, 2,916,666 of the Broker Warrants have an exercise price of $0.03.

Pursuant to the Registration Rights Agreement, we filed a registration statement to register the shares of common stock issuable upon exercise of the Purchaser Warrants and conversion of the Notes.  The initial registration statement was filed on December 28, 2007 and declared effective by January 17, 2008.

Shelter Island Line of Credit

On November 26, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to the Securities Purchase Agreement,  dated as of February 14, 2007, as amended by the First Amendment, dated as of April 9, 2007, by and among CorCell, Ltd., a Nevada corporation (a subsidiary of the Company) (“CorCell”), the Company, and Shelter Island Opportunity Fund, LLP (“Shelter Island”), pursuant to which the Company may borrow an amount not to exceed $1,000,000, exercisable at its option.  Such funds may be drawn down in installments by the Company in amounts of at least $200,000, or an integral multiple in excess thereof. In connection with the transaction, the Company issued, executed and delivered to the Shelter Island the following:

•

A Security Agreement (the “CorCell Security Agreement”);

•

A Secured Original Issue Discount Debenture with a principal amount not to exceed $1,000,000 (the “Debentures”);

•

A Common Stock Purchase Warrant to purchase 20,270,270 shares of Common Stock (the “Shelter Island Warrants”);

•

A Put Option Agreement; and

•

A Subordination Agreement

In the event the Company draws down on the line of credit, it will issue the Debenture, which matures on May 26, 2010 (the “Maturity Date”).  Annual interest on the Debenture is the greater of (i) the sum of 4.00% plus the Prime Rate on such date or (ii) 11.75%.  Interest on the Debenture is payable in arrears (x) prior to the Maturity Date, on the last trading day of the second month immediately succeeding the month in which the first advance is made and on the last trading day of each month thereafter until the Maturity Date, (y) in full on the Maturity Date and (z) on demand after the Maturity Date.

The Company issued the Purchasers Shelter Island warrants to purchase 20,270,270 shares of the company’s Common Stock at a purchase price of $0.037 per share.  The Shelter Island warrants may be exercised any time until November 31, 2012.

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

•

the placement of motor sports sponsorships; and

•

the placement and production of on-hold advertising and messaging.

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

FAMILY MARKETING

Family Marketing specializes in delivering leads generated through various forms of internet advertising to corporate customers in the business of family based products and services. In the summer of 2006, Company management decided to sell this business and to redeploy resources to other areas.  As a result, on September 5, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Noah Anderson, the President of Family Marketing and at the time the Chief Technology Officer of the Company.  Pursuant to the Purchase Agreement, the Company sold all assets including customers, websites and related software and trademarks along with liabilities of Family Marketing to Mr. Anderson, in exchange for a credit of $82,500 against receivables that Cord Partners owed Family Marketing and the cancellation of $32,500 in severance compensation to Mr. Anderson (the “Sale”).

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

Employees

As of December 31, 2007, we have fourteen employees, all of whom are full time.  Our full-time employees include our Chairman of the Board and Chief Executive Officer, and customer service and sales personnel.  We believe our relations with all of our employees are good.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth, for the periods indicated, the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2007, and December 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2007	High	Low
First Quarter	$0.24	$0.087
Second Quarter	$0.11	$0.041
Third Quarter	$0.065	$0.034
Fourth Quarter	$0.055	$0.016
	Common Stock
Fiscal Year 2006	High	Low
First Quarter	$0.20	$0.13
Second Quarter	$0.27	$0.13
Third Quarter	$0.15	$0.07
Fourth Quarter	$0.15	$0.09

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,027,862	$0.28	1,972,138
Equity compensation plans not approved by security holders	N/A
Total	6,027,862		1,972,138

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

•

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

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We had net losses of $5,944,004 for the year ended December 31, 2007.  We had an accumulated deficit of approximately $18,000,000 and a working capital deficit of $8,942,298 as of December 31, 2007.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.  Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

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

Results of Operations for the Year Ended December 31, 2007 Compared To the Year Ended December 31, 2006

For the year ended December 31, 2007, our total revenue increased $2.5 million or 74% to $5.8 million due to two factors: Rain’s revenues increased from approximately $2.2 million in 2006 to approximately $2.6 in 2007, or 20%, as a result of additional marketing and exposure for our Radio and Television Advertising services, which resulted in the addition to our customer base and increased revenue from existing customers. Cord’s revenues increased $2.1 million or 180% to $3.2 million, primarily due to the Company’s acquisition of more umbilical cord samples along with customer lists.

Cost of services increased by approximately $791,000 as a result of substantially higher revenues, but Gross Profit increased from 8.5% of revenues to 34.0% as economies of scale, especially for the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

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

Financial Condition and Results Of Operations as of December 31, 2007

As of December 31, 2007, total assets increased  821% to $6,733,000, compared to $731,000 as of December 31, 2006. Items of significance  include an increase in Customer Lists and Customer Contracts of over $4.6 million as a consequence of the Company’s acquisitions, and an increase of approximately $1.2 million of deferred financing costs resulting from the recording of deferred financing costs resulting from the issuance of warrants and convertible debentures on the financing of its acquisition of CorCell

As of December 31, 2007, total liabilities increased 43% to approximately $9.9 million as compared to approximately $6.9 million as of December 31, 2006. Significant items include increases in accounts payable and accrued expenses of approximately 109%, to approximately $2.8 million, which is primarily attributable to the Company’s purchase of the liabilities of CorCell. There was also an 11% increase in promissory notes payable and related derivative liability, or approximately $566,000 which is primarily as a result of this same acquisition, along with re-financing of its existing debt, new debt of $1,162,000, and issuance of derivative liability for $5,435,000, offset by a reduction in value of $6,885,000.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007, as required. The adoption of FIN No. 48 did not have an impact on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact that the adoption of these two statements will have on the consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

A Corporation of Certified Public Accountants

Encino, California

April 14, 2008

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$338,828
Accounts receivable, net of allowance for doubtful accounts of $35,000	92,559
Prepaid expenses	67,544
Supplies	5,345
Total current assets	504,276
Property and equipment, net of accumulated depreciation and amortization of $204,806	138,370
Deposits	10,683
Customer contracts and relationships, net of amortization of $438,533	4,868,967
Deferred financing costs	1,210,109
Domain name, net of amortization of $73	326
Other assets	670
Total assets	$6,733,401
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$999,393
Accrued expenses	1,830,809
Deferred revenue	1,043,260
Due to stockholders	188,955
Capital lease obligations	3,734
Derivatives Liability	1,309,854
Promissory notes payable, net of unamortized discount of $4,086,914	4,523,533
Total current liabilities	9,899,538
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.0001 par value, 300,000,000 shares authorized, 195,558,923 shares issued and outstanding	19,569
Additional paid-in capital	31,985,408
Common stock held in treasury, 46,266,667 shares	(17,159,833)
Accumulated deficit	(18,011,281)
Total stockholders’ deficit	(3,166,137)
Total liabilities and stockholders’ deficit	$6,733,401

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended December 31,
	2007	2006

Revenue	$5,811,267	$3,328,336
Cost of services	3,838,018	3,047,423
Gross Profit	1,973,249	280,913

Administrative and selling expenses	5,883,998	3,816,565

Loss from operations	(3,910,749)	(3,535,652)

Interest expense	(2,083,255)	(2,112,505)
Other income	0	2,755

Net loss before income taxes	(5,994,004)	(5,645,402)

Income taxes	0	0

Loss from Continuing Operations	(5,994,004)	(5,645,402)
Discontinued Operations (see Note 14)	(0)	(43,330)
Net Loss	$(5,994,004)	$(5,688,732)
Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.14)
Discontinued operations	(0.00)	(0.00)
Net Loss	$(0.04)	$(0.14)
Weighted average common shares outstanding	141,940,070	41,469,655

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount				Total

Balance, December 31, 2005	73,471,857	$7,347	$16,448,476	(11,560,000)	$(8,136,851)	$(3,241,028)
Shares Issued to vendor	2,500,000	250	349,750			350,000
Issuance of common stock upon loan conversion	818,794	82	74,918	-	-	75,000
Shares Issued for Cryobank asset purchase	703,518	70	139,930	-	-	140,000
Stock issued for services	321,270	32	49,218	-	-	49,250
Shares issued in connection with debt	500,000	50	59,950	-	-	60,000
Shares issued in connection with modification of debt terms	1,239,000	124	136,166			136,290
Shares issued as deposit on CorCell acquisition	2,563,636	256	299,744			300,000
Share based compensation			251,313			251,313
Shares issued as fees in connection with raising capital	1,000,000	100	90,900			91,000
Treasury shares	5,000,000	500	4,999,500	(5,000,000)		-
Amortization of warrants expense	-	-	1,260,862	-	-	1,260,862
Net Loss	-	-	-	-	(5,688,732)	(5,688,732)
Balance, December 31, 2006	88,118,075	8,811	24,160,727	(16,560,000)	(13,825,583)	(6,216,045)
Reclassification of derivative liability upon issuance of FSP 00-19-2					1,808,306	1,808,306
Shares issued for services	47,058,136	4,706	2,419,546			2,424,252
Shares issued for CorCell acquisition	18,694,795	1,883	1,915,511			1,917,394
Issuance of common shares for debt conversion	18,834,092	1,883	1,071,033			1,072,916
Shares issued for CureSource acquisition	196,080	20	9,980			10,000
Issuance of warrants			830,717			830,717
Share-based compensation	2,368,336	237	227,234			227,471
Shares issued for financing	12,122,742	1212	630,867			632,079
Share-based compensation			8,275			8,275
Treasury shares	8,166,667	817	599,016	(599,833)		-
Reclassification of derivative liability upon conversion of debt			112,502(			112,502
Net Loss					(5,994,004)	(5,994,004)
Balance, December 31, 2007	195,558,923	$19,569	$31,985,408	(17,159,833)	$(18,011,281)	$(3,166,137)

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities
Net Loss	$(5,994,004)	$(5,688,732)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of stock for services	2,299,893	535,540
Excess value of derivative liability over related loan proceeds	2,091,489	-
Amortization of deferred financing costs	217,623	-
Amortization of loan discount	2,742,498	1,426,646
Share based compensation	227,471	251,313
Provision for uncollectible accounts	24,900	19,420
Depreciation and amortization	521,856	39,752
Change in value of derivative liability	(4,663,638)	-
Loss on disposal of assets	-	16,354
Changes in operating assets and liabilities
Accounts receivable	279,862	89,867
Supplies	10,343	-
Prepaid expenses	58,686	6,729
Deposits	12,250	-
Deferred costs	(74,886)	-
Accounts payable	91,193	663,023
Accrued expenses	920,080	403,344
Deferred revenue	(27,993)	30,767

Net cash used in operating activities	(1,262,377)	(2,205,977)
Cash Flows from Investing Activities
Purchase of property and equipment	(2,937)	(16,083)
Acquisition of Cryobank	-	(120,000)
Acquisition of CorCell business	(1,878,047)	--
Acquisition of CureSource	(106,500)	-
Net cash used in investing activities	(1,987,484)	(136,083)
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	3,612,685	415,000
Payments on notes payable	(821,705)	(31,794)
Payments on capital lease obligations	(6,381)	(804)
Proceeds from advances from shareholders	246,408	15,974
Payments on advances from shareholders	(102,636)	(49,937)
Proceeds from issuance of common stock	638,752	-

Net cash provided by financing activities	3,567,123	348,439

Net increase (decrease) in cash and cash equivalents	317,262	(1,993,621)

Cash and Cash Equivalents, beginning of year	21,566	2,015,187

Cash and Cash Equivalents, end of year	$338,828	$21,566

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007		2006
Supplemental disclosure of cash flow information:
Cash paid for interest		$749,093	$1,482
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of common shares in connection with acquisition of CorCell		$1,917,394	$––
Issuance of common shares in connection with acquisition of CureSource		$10,000	$––
Conversion of debt into common shares		822,916
Payment of notes payable with common shares		250,000
Payment of accounts payable with common shares		205,196
Shares issued for purchase of Cryobank assets	$		$140,000
Shares issued for debt issuance costs		$244,683	$60,000
Shares issued to vendors	$		$350,000
Shares issued as deposit for CorCell	$		$300,000
Shares issued as fees for raising capital	$		$91,000

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's headquarters are located in Los Angeles, California. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc. (“Cord”), CorCell Co. Inc., CorCell Ltd., CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), Career Channel Inc, D/B/A Rainmakers International ("Rain"), and Family Marketing, Inc. ("Family"). CBAI and its subsidiaries engage in the following business activities:

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

•

Family specialized in delivering leads through internet based lead generation to corporate customers in the business of family based products and services. Family was disposed of through a sale, which was completed in the third quarter of 2006. (see Note 14, Discontinued Operations)

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern. CBAI continues to search for additional capital to allow it to focus on successfully reaching its objectives and being profitable.

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

Intangible Assets

Intangible assets include primarily customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 (Note 3). Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2008:$439,000; 2009: $413,000; 2010: $387,000; 2011: $361,000; 2012: $335,000.

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

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 10. On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Reclassification

Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

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

Note 3. Acquisitions

Acquisition of CorCell

On October 13, 2006, the Company entered into an agreement with CorCell, Inc. under which CBAI started the process of acquiring the CorCell Business of collection, processing and storage of blood taken from umbilical cord after a child is born . On February 28, 2007, the Company completed the acquisition of certain assets from CorCell, Inc., (a Delaware Company) a subsidiary of Vita34 A.G., in exchange for $ 1,878,047 in cash, two promissory notes totaling $462,959 in addition to $300,000 of shares previously issued in 2006, $1,917,394 value paid in common restricted shares of the Company and the assumption of net liabilities in the amount of $1,093,978. The Acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc., and associated with the operations of CorCell, Inc. which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business.

The purchase price was allocated as follows:

Accounts receivable	$352,234
Fixed assets	224,979
Other current assets	141,258
Customer list	4,935,236

Total purchase price	$5,653,707

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

Note 4. Property and Equipment

At December 31, 2007, property and equipment consist of:

	Useful Life (Years)

Furniture and fixtures	5	$69,477
Computer equipment	3	116,396
Freezer equipment	2	157,303
		343,176
Less accumulated depreciation		(204,806)

		$138,370

For the years ended December 31, 2007 and 2006, depreciation expense totaled $103,332 and $19,669 respectively.

Note 5. Accrued Expenses

The components of accrued expenses at December 31, 2007 are summarized as follows:

Accrued salaries and benefits	$53,801
Accrued interest and related financing expenses	1,633,199
Other accrued expenses	128,309
Deferred Rent	15,500
$1,830,309

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

Note 7. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2007, notes and loans payable consist of:

Secured Convertible Debenture payable to Cornell Capital Partners, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	$1,534,250
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	2,311,250
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	317,232
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), repayable in eighteen monthly installments, commencing May, 2008	1,931,105
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, 27 equal payments remaining, maturing in March, 2010	2,055,492
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, 4 equal payments remaining, maturing in April, 2008	153,333
Advance on credit card sales	3,050
Convertible Note payable to CorCell, Inc., interest at 8% per annum, repayable in six equal monthly instal l ments, commencing in December 2007	212,959
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008	91,776
8,610,447
Less: Unamortized Discount	4,086,914

$4,523,533

Following are the significant terms of the above notes and loans payable:

Cornell

On June 27, 2006, CBAI entered into an agreement with Cornell. The agreement amends certain terms of the SP Agreement, the Registration Rights Agreement and the Pledge and Escrow Agreement entered into on September 9, 2005. Pursuant to the agreement, the following changes were agreed to by both parties. First, the time for CBAI to increase its authorized common stock to 200 million was extended to August 18, 2006. Second, the deadline for CBAI to have the second Registration Statement declared effective by the SEC was extended to September 30, 2006. Third, CBAI waived the Conversion Restriction which restricts Cornell from converting any amounts of the outstanding principal of the Debentures at the Market Conversion Price prior to September 9, 2006. Fourth, in the event that CBAI does not have a sufficient number of authorized shares of Common Stock to issue Conversion Shares upon a conversion of the Debentures, CBAI is thereby authorized to issue to Cornell such number of shares otherwise reserved as Pledge Shares to Cornell and reduce the number of Pledged Shares by the amount of such issuance. The number of shares included in the amended registration statement has been reduced to 55,840,448.

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

During 2007, Cornell converted $822,916 of its debt into 13,339,629 shares of common stock of the Company, and was repaid $250,000 in shares of common stock.

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

Convertible Note Payable – Enable

In November 2007, the Company contracted a 0% convertible debenture with Enable Capital for a face amount of $1,931,106, and net proceeds of $1,369,000.  The note is convertible at $0.03 per share or 96% of market price as defined. The Company used $544,000 of the proceeds to pay down its accrued interest to Cornell.  In connection with this convertible note, the Company issued a warrant to purchase 48,277,655 shares of the Company’s common stock at an exercise price of $0.037 per share.  The Company performed an analysis under EITF 00-19, and found that the conversion feature and the related warrants do not qualify as derivative liabilities.  Therefore, the Company applied the provisions of APB 14, EITF 98-5 and 00-27.  $602,361 of the proceeds was allocated to the debt, while $830,717 was allocated to the warrants.    The value of the warrants was established using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend.  With the consideration of the loan discount of $1,328,745, the interest rate is 72%.  In connection with this financing, warrants to purchase 5,833,334 shares of stock were issued to Midtown Partners.  These warrants were valued at $219,175, and were recorded as deferred financing costs.

In November 2007, Enable Capital also assumed $2,311,250 of the note payable to Cornell.

Note Payable - Shelter Island.

In February 2007, as part of the financing for the CorCell acquisition, the Company contracted a note payable in the amount of $2,300,000 with Shelter Island, for proceeds of $2,000,000.  In connection with this note, the Company also issued warrants to purchase 36,000,000 shares of common stock at a price of $0.05 per share.  In connection with this financing, the placement agent was paid $75,000 and was issued warrants to purchase 4,000,000 shares of the Company’s common stock.  The Company also contracted another agreement with Shelter Island, for which it has not yet obtained the proceeds.  In connection with this agreement, the Company has issued warrants to purchase 20,270,270 shares of common stock at $0.037 per share.  The Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities.  The total value of warrants was $5,310,142 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend.  $2,000,000 of these warrants were recorded as loan discount, $1,218,653 was recorded as deferred financing costs to be amortized on a straight line basis over the life of the loan, and $2,091,489 was recorded as interest expense, representing the excess of the derivative liability over the amount of the note.

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

Note 8. Commitments and Contingencies

Agreements

Progenitor Cell Therapy, LLC

On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC (“PCT”) for testing, processing and storage of cord blood samples.  As a result of our agreement with PCT we terminated our agreement with Bergen.  The Company believes this transition from Bergen to PCT will provide additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. This agreement expires on June 30, 2012. There is a 90 day written advance for early termination where depending on the party terminating, various clauses to termination apply.

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
$806,856

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

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for all Board members (five) to receive shares of the Company’s common stock to be issued as compensation for 2006 and 2007, in an amount equal to $10,000 per year.  Shares issued as compensation for one year of service in 2008 will be based on $10,000 divided by the closing stock price on the last business day of 2007.

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

The Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.

The fair value of stock options granted in 2007 was $8,275, based on the following assumptions:

2007
Risk-free interest rate	4.68%
Expected life	6 years
Dividend yield	0.00%
Volatility	276.80%

The Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the year ended December 31, 2007 and 2006, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107 (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. In December 2007, Staff Accounting Bulletin 110 (“SAB 110”) was released which permits the continued use of the simplified method when a Company is unable to rely on the historical exercise data. Since the Company is still in its relatively early stages, it will continue with the simplified method. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period. Options granted since 2005 are either vested immediately or had a one year vesting period.

The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

		Weighted Average
	Option Shares	Exercise Price per Share	Contractual Remaining Life, in Years

Outstanding at January 1, 2006	6,639,189	$0.28
Granted	-
Exercised	-
Expired/Forfeited	(1,178,000)	0.24

Outstanding at December 31, 2006	4,423,189	0.29
Granted	90,000	0.10
Exercised	-
Expired/Forfeited	(121,668)	0.24

Outstanding at December 31, 2007	5,461,189	$0.28	7.0

Exercisable at December 31, 2007	4,391,521	$0.29	5.4

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

Note 13. Stockholders’ Deficit

Common Stock

As of December 31, 2007 CBAI had 195,558,923 shares of Common Stock outstanding. An additional 7,266,667 treasury shares have been issued in 2007, resulting in a total of 46,266,667 shares issued and remaining in the Company’s treasury.

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

Following is a summary of the discontinued results of operations and the loss on sale of Family for the years ended December 31, 2006:

	Year Ended
	December 31,
	2007	2006
Revenue	$--	$558,260
Cost of services	--	135,240
Operating Expenses	--	340,520
Net Income (Loss) from Discontinued Operations	--	82,500
Loss on Sale of Discontinued Operations	--	(125,830)
Loss from Discontinued Operations	$--	$(43,330)

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

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$3,144,639	-	$2,666,628	$5,811,267	$5,811,267
Interest Expense	2,083,255	-	-	2,083,255	2,083,255
Depreciation and Amortization	521,856	-	-	521,856	521,856
Segment Income (Loss)	(5,822,825)	-	171,179	(5,944,004)	(5,944,004)
Segment Assets	$6,722,198	-	$11,203	$6,733,401	$6,733,401

The table below presents certain financial information by business segment for the year ended December 31, 2006:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,136,549	-	$2,191,787	$3,328,336	$3,328,336
Interest Expense	2,111,686	-	819	2,112,505	2,112,505
Depreciation and Amortization	39,720	-	32	39,752	39,752
Segment Income (Loss)	(5,723,479)	(61,429)	139,506	(5,645,402)	(5,645,402)
Segment Assets	$631,710	96	$99,527	$731,333	$731,333

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8B. CONTROLS AND PROCEDURES

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of qualified accountants due to the limited financial resources of the Company. We are actively seeking additional financing to be able to afford to hire accounting staff in an effort to remediate this deficiency.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework ..

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected.”  The material weakness started at the beginning of 2007.

The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of qualified accountants due to the limited financial resources of the Company. We are actively searching for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this deficiency.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Richard J. Neeson has been a director of CBAI since June 2007.  Mr. Neeson has been with Independence Blue Cross (“IBC”) since November 1993, when he joined IBC as President and Chief Operating Officer of QCC, Inc., the holding company for IBC's for-profit subsidiaries.  At IBC, Mr. Neeson has been primarily responsible for acquisitions, joint ventures and strategic partnerships, including negotiation, contract development and oversight.  Mr. Neeson has also been responsible for oversight of IBC’s investments in several partially owned subsidiaries, including NewSeasons, since its formation in 1996.  Mr. Neeson has been actively involved in the management of New Season’s operations since inception.  IBC purchased its partners interest in NewSeasons in 2001, and at that time, Mr. Neeson took on the additional role of President and Chief Executive Officer of NewSeasons on a full-time basis. Since June 2004, Mr. Neeson has also been chairman of Vita34 International AG, a German umbilical cord blood blank.  Mr. Neeson is a 1972 graduate of the University of Notre Dame with a BA in Economics, and a 1981 graduate of the University of Connecticut with a MBA in Finance/Management.

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

SECTION 16(a) Beneficial Ownership Reporting Companies

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of Cord Blood’s common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew L. Schissler	2007	150,000	0	0	0	0	0	36,000	186,000
	2006	150,000	25,000	10,000	55,068	0	0		240,068
Chairman, Chief Executive Officer

Outstanding equity awards at fiscal year end.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2007, and each person who served as an executive officer of Cord Blood as of December 31, 2007:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying of Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew L. Schissler	250,000	0	250,000	0.25	4/29/14	0	0	0	0
	20,255	0	0	0.18	7/1/15	0	0	0	0
	1,600,000	0	0	0.31	9/12/15	0	0	0	0
	250,000	0	0	0.20	12/31/15	0	0	0	0

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2007

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	--	$10,000 (1)	--	--	--	--	$10,000
Timothy McGrath	--	$10,000	--	--	--	--	$10,000
Richard Neeson	--	$10,000	--	--	--	--	$10,000
Joseph R. Vicente	--	$10,000	--	--	--	--	$10,000

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

EMPLOYMENT AGREEMENTS

On January 1, 2006, we entered into one year employment agreements with executive officer, Matthew L. Schissler. Pursuant to the employment agreement with Matthew L. Schissler, Mr. Schissler serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2006.  The agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000, a management performance bonus from the Rain subsidiary of $36,000 as well as certain other benefits.  Mr. Schissler is subject to non-competition and confidentiality requirements.  We may terminate this Agreement at any time without cause.  In such event, not later than the termination date specified in the termination notice, we shall pay to Mr. Schissler an amount in cash equal to the sum of the Mr. Schissler’s Compensation determined as of the date of such termination notice through the remaining term of the agreement.

Although Matthew L. Schissler never signed a renewal to the one year employment agreement, he serves as our Chairman and Chief Executive Officer at an annual salary of $150,000 through December 31, 2007. Mr. Schissler received a management performance bonus from the Rain subsidiary of $36,000, as well as certain other benefits.  Mr. Schissler is subject to non-competition and confidentiality requirements.  We may terminate this Agreement at any time without cause.  In such event, not later than the termination date specified in the termination notice, we shall pay to Mr. Schissler an amount in cash equal to the sum of the Mr. Schissler’s Compensation determined as of the date of such termination notice through the remaining term of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2007 (unless otherwise indicated), certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The applicable percentage of ownership is based on 225,154,440 shares of our Common Stock issued and outstanding as of April 7, 2008.

Name and Title	Amount and Nature of Beneficial Ownership	Percent of Class
Matthew L. Schissler Chairman and CEO	11,272,045 (1)	7.26%

Enable Growth Partners LP One Ferry Building, Ste. 255 San Francisco, CA 94111	16,826,895 (3)	9.99%

Enable Opportunity Partners LP One Ferry Building, Ste. 255 San Francisco, CA 94111	16,826,895 (3)	9.99%

Pierce Diversified Strategy Master Fund LLC, Ena One Ferry Building, Ste. 255 San Francisco, CA 94111	16,826,895 (3)	9.99%

Independence Blue Cross (4) 1901 Market Street Philadelphia, PA 19103	14,681,366	9.45%

CorCell, Inc. (5) 1717 Arch Street, Suite 1410 Philadelphia, PA 19103	18,498,715 (6)	11.91%

Fuselier Holdings 1207 Hampshire Lane Richardson, TX 75808	14,475,000	9.32%

All Executive Officers and Directors as a Group (3 Persons)	21,391,079	13.9%

(1) Includes 2,370,555 currently exercisable options held by Mr. Schissler (although out of the money), and 3,068,290 shares and 962,625 options held by Stephanie Schissler, Mr. Schissler’s wife (also out of the money). Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife.

(3) Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC, Ena are affiliates of each other and beneficially own convertible notes and warrants pursuant to which they contractually agreed that their beneficial ownership in the aggregate shall not exceed 9.99% of the shares of the Company’s common stock immediately after giving effect to conversion or exercise of such notes and warrants.

(4) Richard J. Neeson, a director of CBAI, is a Senior Vice President of Independence Blue Cross. Mr. Neeson disclaims beneficial ownership of the shares owned by Independence Blue Cross.

(5) CorCell, Inc. is a wholly owned subsidiary of Vita34 International AG (“Vita34”). Richard J. Neeson, a director of CBAI, is the chairman of Vita34. Mr. Neeson disclaims beneficial ownership of the shares owned by CorCell, Inc.

(6) Includes 2,101,000 shares issuable upon conversion of a convertible note. Does not include 1,666,667 treasury shares held by CorCell, Inc. as collateral for a promissory note.

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

Board determination of Independence

Messrs. McGrath and Neeson are each “independent” as that term is defined under the National Association of Securities Dealers Automated Quotation system.

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

10.90

Second Amendment, dated November 26, 2007, to the Securities Purchase Agreement, dated as of February 14, 2007, as amended by the First Amendment, dated as of April 9, 2007, by and among CorCell, Cord Blood America, Inc., and Shelter Island (30)

10.91	CorCell Security Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc., and Shelter Island (30)

10.92	Put Option Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc. and Shelter Island (30)

10.93	Subordination Agreement, dated November 26, 2007, by and between Cord Blood America, Inc., CorCell, Career Channel, Inc., the Purchasers and Shelter Island (30)

10.94	Manufacturing Support Services Agreement, dated August 1, 2007, by and between Cord Blood American, Inc. and Progenitor Cell Therapy, LLC (31)

10.95	Form of Sublease, dated October 1, 2006, by and between CorCell, Inc. and Cord Blood America, Inc. (31)

21	List of Subsidiaries (32)

23.1	Consent of Rose, Snyder & Jacobs (32)

23.2	Consent of Sichenzia Ross Friedman Ference LLP (included in Exhibit 5.1)

31.1	Certification of the registrant’s Chief Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

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

(28) Filed as an exhibit to Current Report on Form 8-K filed on October 3, 2007.

(29) Filed as an exhibit to Current Report on Form 8-K filed on August 21, 2007.

(30) Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(31) Filed as an exhibit to Registration Statement on Form SB-2 filed on December 28, 2007.

(32) Filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed on January 25, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by our principal accountant, Rose, Snyder, Jacobs for the periods indicated.

	2007	2006
Audit fees (1)	$139,540	$83,450
Tax fees	--	1,250
Total	$139,540	$84,750

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

Date:   October 1, 2008

CORD BLOOD AMERICA, INC.

By:	/s/ MATTHEW L. SCHISSLER
Matthew L. Schissler
Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW L. SCHISSLER	Chairman of the Board and	October 1, 2008
Matthew L. Schissler	Chief Executive Officer

/s/ JOSEPH VICENTE	Director	October 1, 2008
Joseph Vicente

/s/ TIMOTHY MCGRATH	Director	October 1, 2008
Timothy McGrath

/s/ RICK NEESON	Director	October 1, 2008
Rick Neeson