Form 10-Q/A
period 2008-03-31
Cord Blood America, Inc.
filed 2008-10-02
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q /A

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

Potential persons who are to respond to the collection of information contained in this form are not required to  respond unless the  form displays a currently valid OMB control number.

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

Note  2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

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

The following information should be read in conjunction with our March 31, 2008 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB/A for the year ended December 31,

2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB/A for the year ended December 31, 2007.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses. We continue to actively seek additional financing and have also hired an accountant to take some of the responsibilities in this area. As we stated in our most recent 10KSB/A, once we have secured capital, we will hire additional staff.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended March 31, 2008 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. We continue to actively seek additional financing and have also hired an accountant to take some of the responsibilities in this area. As we stated in our most recent

10KSB/A, once we have secured capital, we will hire additional staff. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM  5.

OTHER INFORMATION

NONE

ITEM  6.

EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this Form 10-Q/A ..

EXHIBIT NO.	DESCRIPTION	LOCATION

31.1	Certification of Cord Blood America, Inc. Chief Executive Officer, Matthew L. Schissler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Cord Blood America, Inc. Chief Financial Officer, , Matthew L. Schissler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Cord Blood America, Inc. Chief Executive Officer and Chief Financial Officer, Matthew L. Schissler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: October 1, 2008	By:	/s/ MATTHEW L. SCHISSLER
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)