Form 10-Q/A
period 2008-06-30
Cord Blood America, Inc.
filed 2008-10-02
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2008, there were 277,258,485 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure format (check one):		Yes	✓	No

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-KSB/A that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.

The following information should be read in conjunction with our June 30, 2008 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB/A for the year ended December 31, 2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB/A for the year ended December 31, 2007.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. We filed an S-1 on September 5, 2008, and once it becomes effective, we hope to raise the necessary capital to hire the necessary staff to address the material weaknesses disclosed in our latest Form 10KSB/A.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the six months ended June 30, 2008 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. We filed an S-1 on September 5, 2008, and once it becomes effective, we hope to raise the necessary capital  to hire the necessary staff. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

———————

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