Form 10-Q
period 2008-09-30
Cord Blood America, Inc.
filed 2008-11-14
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-50746

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2008, there were 309,474,243 shares of the registrant’s Common Stock outstanding.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Transitional Small Business Disclosure format (check one):		Yes	✓	No

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1.       Consolidated financial statements (unaudited)

1

Consolidated Balance Sheet As Of September 30, 2008 (unaudited) And December 31, 2007 (audited)

1

Consolidated Statements Of Operations (unaudited) For The Nine Months Ended September 30, 2008 And 2007

2

Consolidated Statements Of Operations (unaudited) For The Three Months Ended September 30, 2008 And 2007

3

Consolidated Statements Of Cash Flows (unaudited) For The Nine Months Ended September 30, 2008 And 2007

4

Consolidated Statements Of Cash Flows (unaudited) For The Nine Months Ended September 30, 2008 And 2007

5

Notes To Consolidated Financial Statements

6

Item 4t.      Controls And Procedures

17

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

18

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

18

Item 3.       Defaults Upon Senior Securities

18

Item 4.       Submission Of Matters To A Vote Of Securities Holders

18

Item 5.       Other Information

18

Item 6.       Exhibits And Reports On Form 8-K

18

SIGNATURES

19

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
Current assets:	September 30, 2008	December 31, 2007
Cash	$56,599	$338,828
Accounts receivable, net of allowance for doubtful accounts of $35,000	39,514	92,559
Supplies	5,345	5,345
Prepaid expenses	14,250	67,544
Total current assets	115,708	504,276
Property and equipment, net of accumulated depreciation and amortization of $272,695 and $204,806	70,481	138,370
Deferred financing costs	788,954	1,210,109
Customer contracts and relationships, net of amortization of $809,813 and $438,533	4,496,309	4,868,967
Deposits	20,130	10,683
Domain name, net of amortization of $104 and $73	295	326
Other assets	670	670
Total assets	$5,492,547	$6,733,401
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,072,810	$999,393
Accrued expenses	2,121,378	1,830,809
Deferred revenue	1,100,508	1,043,260
Wages owing to Officers	112,364	––
Advances from Officers	136,893	188,955
Capital lease obligations	1,982	3,734
Derivatives Liability	1,961,878	1,309,854
Promissory notes payable, net of unamortized discount of $2,058,218 and $4,086,914	6,308,034	4,523,533
Total current liabilities	12, 815,847	9,899,538
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 950,000,000 shares authorized, 276,305,431 and 195,558,923 shares issued and outstanding, inclusive of treasury shares	27,630	19,569
Additional paid-in capital	28,178,497	31,985,408
Common stock held in treasury stock, 41,266,667 and 46,266,667 shares	(12,159,833)	(17,159,833)
Accumulated deficit	(23,369,594)	(18,011,281)
Total stockholders’ deficit	(7,323,300)	(3,166,137)
Total liabilities and stockholders’ deficit	$5,492,547	$6,733,401

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Revenue	$3,329,120	$5,697,701
Cost of services	(1,522,101)	(3,313,701)
Gross profit	1,807,019	2,384,000
Administrative and selling expenses	(2,833,896)	(3,659,485)
Loss from Operations	(1,026,877)	(1,275,485)
Interest expense and change in derivative liability	(4,332,317)	(2,912,393)
Net loss before income taxes	(5,359,194)	(4,187,878)
Income taxes	––	––
Net loss	(5,359,194)	(4,187,878)
Basic and diluted loss per share	$(0.02)	$(0.05)
Weighted average common shares outstanding	232,263,129	88,278,103

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Revenue	$927,359	$1,654,494
Cost of services	(449,937)	(660,045)
Gross profit	477,422	994,449
Administrative and selling expenses	(942,045)	(1,061,531)
Loss from Operations	(464,623)	(67,082)
Interest expense and change in derivative liability	(1,146,019)	(1,040,892)
Net loss before income taxes	(1,610,642)	(1,107,974)
Income taxes	––	––
Net loss	(1,610,642)	(1,107,974)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	258,075,887	114,319,626

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,359,194)	$(4,187,878)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	675,055	761,694
Gain on exercise of warrants	(150,007)	––
Amortization of loan discount	2,090,484	2,190,508
Amortization of shares issued for services	––	262,522
Amortization of deferred financing costs	421,155	––
Depreciation and amortization	440,579	622,594
Change in value of derivative liability	1,019,611	––
Share based compensation	––	15,559
Net change in operating assets and liabilities	651,909	343,136
Net cash used in (provided by) operating activities	(210,408)	8,135

Cash flows from investing activities:
Purchase of CorCell	––	(239,085)
Proceeds from Escrow	––	150,000
Purchase of CureSource	––	(106,500)
Purchase of property and equipment		(2,937)
Net cash provided by investing activities	––	(198,522)

Cash flows from financing activities:
Repayments on loans payable	(584,216)	(668,487)
Proceeds from advances from officers	15,538	223,725
Issuance of common shares for cash	287,981	275,305
Proceeds from issuance of notes payable	278,228	450,000
Payments on capital lease obligations	(1,750)	(4,379)
Payments on advances from officers	(67,600)	––
Net cash provided by (used in) financing activities	(71,819)	276,164

Net increase (decrease) in cash	(282,227)	85,777
Cash and cash equivalents, at beginning of period	338,828	21,566
Cash and cash equivalents, at end of period	$56,599	$107,343

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$102,506	$173,540
Supplemental disclosures of non-cash investing and financing activities:
Shares issued for the purchase of CureSource	––	10,000

Discount on issuance of debt with detachable warrants	––	4,845,000

Shares issued for future services	––	1,418,365

Shares issued for the acquisition of CorCell business	––	1,761,077

Debt repaid through issuance of common stock	$25,000	$822,916

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2008, the Company adjusted its derivative liability to its fair value, and reflected the decrease in fair value, in its statement of operations, as a reduction of interest expense.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 232,263,129 and 88,278,103 for the nine-months ended September 30, 2008 and 2007, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  Adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements. In October 2008, the FASB issued Staff Position No. 157-3, to clarify the application of SFAS No. 157 when the market for a financial asset is inactive. The Company adopted SFAS No. 157 with no material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  FSP No. APB 14-1 is effective for us as of January 1, 2009.  The Company is evaluating the impact this change will have on our consolidated financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $23.4 million as of September 30, 2008. In addition, CBAI has a working capital deficit of approximately $12.7 million as of September 30, 2008. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry.  In June, 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. The Company filed a registration statement to register certain shares of common stock issuable pursuant to the Securities Purchase Agreement. The Securities and Exchange Commission declared the Registration Statement effective on November 4, 2008. As well, the Company has taken steps to reduce its overall spending through the reduction of headcount and cuts in sales and administrative expenses. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3.  Accrued Expenses

The components of accrued expenses at September 30, 2008 are summarized as follows:

September 30,
2008
Accrued interest and related financing expenses	$1,986,673
Deferred Rent	24,339
Other	110,366
$2,121,378

Note  4. Notes and Loans Payable

Shelter Island Opportunity Fund

In February 2007, the company contracted a note payable in the amount of $2,300,000. In connection with the agreement, the note holder was issued warrants to purchase shares of the Company at $0.037 per share. In March 2008, the Company  reduced the conversion price to $0.0086 per share, provided the warrant was exercised in March, 2008. This offer was extended through the end of July, 2008. In May, 2008, Shelter exercised 20,270,270 warrants and received 2,837,238 shares on a cashless basis.

Enable Capital

In November 2007, the Company contracted a 0% convertible debenture with Enable Capital for a face amount of $1,931,106, and net proceeds of $1,369,000. The note is convertible at $0.03 per share or 96% of market price as defined. The Company used $544,000 of the proceeds to pay down its accrued interest to Cornell. In connection with this convertible note, the Company issued a warrant to purchase 48,277,655 shares of the Company's common stock at an exercise price of $0.037 per share. In March 2008, the Company offered the warrant holders to reduce the conversion price to $0.0086 per share, if exercised in March, 2008. This offer was extended through the end of July, 2008. Warrant holders exercised warrants and purchased 30,370,553 shares at $0.0086. This was treated as an inducement to exercise, and it resulted in a gain of $150,007, as the value of the related derivative liability was higher than the value of the modified warrants at the date of exercise. On May 30, 2008, due to anti-dilution provisions, the Company issued warrants to Enable Capital to purchase 9,655,531 Common Shares at $0.0086 per share, leaving Enable with a balance of 27,562,663 warrants to purchase the Company’s common stock at September 30, 2008.

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

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. During the three months ended March 31, 2008, the Company repaid in full these advances. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2008, the balance remaining on this loan was $74,627.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2008, the balance remaining on this loan was $16,362.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2008, the balance remaining on this loan was $49,091.

On January 25, 2008, Ms. Stephanie Schissler loaned a further $9,400 to the Company; repayment terms have not yet been worked out between the parties.

On April 1, 2008, Ms. Stephanie Schissler loaned a further $6,138 to the Company; repayment terms have not yet been worked out between the parties.

In addition, Mr. Matt Schissler and Mr. Joe Vicente, officers of the Company, have deferred receipt of a portion of their salaries, totaling $112,364 at September 30, 2008.

Consulting Agreement

On July 1, 2008, CBAI entered into a one-year consulting agreement with Stephanie Schissler, The agreement entitles Ms. Schissler to a $11,500 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews, unless a 60-day written notice of cancellation is provided by either CBAI or Ms. Schissler.

Note 7. Share Based Compensation

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 20.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

At September 30, 2008, the Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	5,808,140	$0.26
Granted	17,500,000	$0.01
Exercised	0
Forfeited/Expired	0
Outstanding, September 30, 2008	23,308,140	$0.07
Exercisable at September 30, 2008	9,308,140	$0.16

A summary of the activity for unvested employee stock options as of September 30, 2008, and changes during the year are presented below:

	Stock Options	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	765,000	$0.17
Granted	17,500,000	––
Vested	(4,265,000)	$0.01
Forfeited	0	––
Nonvested at September 30, 2008	14,000,000	$0.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2008:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01 — 0.20	18,473,192	4.92	$0.01	4,648,192	4.92	$0.01
$0.21 — 0.30	3,028,850	6.13	0.25	2,853,850	6.12	0.25
$0.31 — 0.51	1,806,098	6.94	0.31	1,806,098	6.94	0.31
	23,308,140	5.23	$0.07	9,308,140	5.23	$0.07

Note 8. Warrant Agreements

On March 10, 2008, Enable Capital, a warrant holder, exercised their right to purchase 9,272,000 shares of the Company’s Common Stock at $0.0086 per share.

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

On July 15, 2008, Enable Capital exercised their right to purchase 8,720,292 shares of the Company’s Common Stock at $0.0086 per share. The Company also has put options with Shelter Island and Ascendient, under which the Company could be required to repurchase 40,000,000 shares of its common stock at $0.05 per share.

The following table summarizes the warrants outstanding and exercisable at September 30, 2008:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
14,285,000	$0.35	09/09/2010
8,285,000	$0.101	09/09/2010
40,000,000	$0.101	02/12/2012
20,823,769	$0.037	11/26/2012
9,655,531	$0.0086	05/30/2013
Total 94,049,300

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

During the first nine months of 2008, the Company issued 2,633,588 common shares to certain of its employees and 1,764,705 common shares to its directors. It also issued 30,475,325 in exchange for services rendered and for the payment of certain accounts payable.

During the first nine months ending September 30, 2008, a warrant holder exercised a portion of their warrants, or 30,370,553 shares at the special exercise price of $0.0086, providing approximately $261,000 of cash.

In the first nine months of 2008, the Company issued 16.6 million common shares in relation to delays, changes or extensions in terms of loan financings. In addition, the Company reduced one of its outstanding debentures by $25,000 in exchange for the issuance of 3,731,343 common shares.

As of September 30, 2008 CBAI had 276,305,431 shares of Common Stock outstanding. An additional 41,266,667 shares has been issued and remains in the Company’s treasury.

In the three month period ended September 30, 2008, the Company’s shareholders approved an increase in its authorized capital to 950,000,000 common shares.

On June 27, 2008, we entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI has filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008.

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

The table below presents certain financial information by business segment for the nine months ended September 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$2,623,463	$0	$705,657	$3,329,120	$3,329,120
Interest Expense	4,326,054	0	6,263	4,332,317	4,332,317
Depreciation and Amortization	440,578	0	0	440,578	440,578
Segment Income (Loss)	(5,560,284)		201,090	(5,359,194)	(5,359,194)
Segment Assets	$5,460,432	$97	$32,018	$5,492,547	$5,492,547

The table below presents certain financial information by business segment for the nine months ended September 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$3,079,919	$0	$2,617,782	$5,697,701	$5,697,701
Interest Expense	2,910,818	0	1,575	2,912,393	2,912,393
Depreciation and Amortization	374,089	0	0	374,089	374,089
Segment Income (Loss)	(4,421,592)		233,714	(4,187,878)	(4,187,878)
Segment Assets	$5,771,093	$197	$114,565	$5,885,855	$5,885,855

The table below presents certain financial information by business segment for the three months ended September 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$845,572	$0	$72,787	$927,359	$927,359
Interest Expense	1,143,628	0	2,391	1,146,019	1,146,019
Depreciation and Amortization	135,597	0		135,597	135,597
Segment Income (Loss)	(1,714,297)		103,655	(1,610,642)	(1,610,642)
Segment Assets	$5,460,432	$97	$32,018	$5,492,547	$5,492,547

The table below presents certain financial information by business segment for the three months ended September 30, 2007:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,211,023	$0	$443,471	$1,654,494	$1,654,494
Interest Expense	1,039,557	0	1,335	1,040,892	1,040,892
Depreciation and Amortization	151,550	0	0	151,550	151,550
Segment Income (Loss)	(1,071,858)		(36,116	(1,107,974)	(1,107,974)
Segment Assets	$5,771,093	$197	$114,565	$5,885,855	$5,885,855

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

The following information should be read in conjunction with our September 30, 2008 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-KSB/A for the year ended December 31, 2007. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-KSB/A for the year ended December 31, 2007.

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

In December, 2007, Rain made a significant shift in its business development strategy.  Rain’s revenues prior to 2008 were largely reliant on a few customers.  Rain decided that a business model with smaller contracts and a larger volume of customers would better serve the marketplace and steady the large swings in revenues for the segment.

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

Results of Operations for the Nine-Months Ended September 30, 2008

For the nine months ended September 30, 2008, our total revenue decreased approximately $2.4 million, or 42% to $3.3 million. Rain’s revenues decreased approximately $1.9 million, or 73%, due to a change in the business model.  Rain is focused on creating an annuity base business with high volume advertising.  Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those.  Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising.  The result in this change for the first nine months was a loss in revenue.  Cord’s revenues decreased $0.5 million or 15%, to $2.6 million, because of significant cutbacks in marketing and advertising.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow.

Cost of services decreased 43% or by $1.1 million as a result of lower revenues, but Gross Profit increased from 35% of revenues to 54% due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $0.8 million or 23% from the prior comparative period to $2.8 million. The Company reduced its expenses across the board, due to cash restrictions.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. Consequently, interest, financing costs and changes in derivative liabilities increased from $2.9 million to $4.3 million. All interest charges during the period have been accrued.

Our net loss increased by $1.1 million, or 28% from the prior comparative period.

Results of Operations for the Three-Months Ended September 30, 2008

For the three months ended September 30, 2008, our total revenue decreased approximately $0.7 million, or 44% to approximately $0.9 million. Rain’s revenues decreased approximately $0.4 million, or 84%, due to a change in the business model.  Rain is focused on creating an annuity base business with high volume advertising.  Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those.  Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising.  The result in this change for this three-month period was a loss in revenue.  Cord’s revenues decreased $0.4 million, or 30%, to approximately $0.8 million, because of significant cutbacks in marketing and advertising.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow.

Cost of services decreased 32 % or by $0.2 million as a result of the lower revenues. The Company anticipates that through the continued growth and expansion of its Cord business, they will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $0.1 million or 11% from the prior comparative period to approximately $1.0 million.  The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. Consequently, interest, financing costs and changes in derivative liabilities increased from $1.0 million to $1.1 million. All interest charges during the period have been accrued.

Our net loss increased by $0.5 million, or 45 % from the prior comparative period

Liquidity and Capital Resources

We have experienced net losses of $5.4 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, we had $56,599 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations. On June 27, 2008, we entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI has filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. The Company filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to a Securities Purchase Agreement as discussed above. The registration statement was declared effective on November 4, 2008.  We are hoping to raise some additional capital to hire the necessary staff to address the material weaknesses disclosed in our latest Form 10KSB/A.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the nine months ended September 30, 2008 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. The Company filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to a Securities Purchase Agreement as discussed above. The registration statement was declared effective on November 4, 2008. We are hoping to raise some additional capital to hire the necessary staff. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued the following securities in the three months ended September 30, 2008 without registering them under the Securities Act of 1933:

2,000,000 common shares issued to the Company’s management on July 17, 2008; and  3,731,343 on September 2, 2008 in exchange for a reduction in an outstanding debenture.

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

Date:    November 13, 2008

CORD BLOOD AMERICA, INC.

By:	/s/ MATTHEW L. SCHISSLER
Matthew L. Schissler,
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

19