Form 10-K
period 2008-12-31
Cord Blood America, Inc.
filed 2009-04-15
CIK 1289496

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————

FORM 10-K

———————

(MARK ONE)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File No. 000-50746

———————

CORD BLOOD AMERICA, INC.

(Exact Name of registrant as specified in its charter)

———————

Florida	65-1078768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Santa Monica Blvd., Suite 700, Santa Monica, California	90401
(Address of Principal Executive Offices)	(Zip Code)

(310) 432-4090
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “CBAI” as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $.01 was approximately $2,100,000.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of March 31, 2009, was 1,117,213,912 shares of common stock.

CORD BLOOD AMERICA, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1.

Business

2

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

10

Item 2.

Properties.

10

Item 3.

Legal Proceedings.

11

Item 4.

Submission of Matters to a Vote of Security Holders.

11

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

12

Item 6.

Selected Financial Data

13

Item 7.

Management's Discussion and Analysis of Financial Condition
and Results of Operations.

13

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 8

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.

21

Item 9A.

Controls and Procedures.

21

Item 9B.

Other Information

22

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance.

23

Item 11.

Executive Compensation.

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

28

Item 13.

Certain Relationships And Related Transactions, and Director Independence

29

Item 14.

Principal Accounting Fees And Services

29

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

30

SIGNATURES

35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-8

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

PART I

Item 1.

Business

Cord Blood America, Inc. is a Florida corporation, which was formed in 1999. We did not commence business operations until we acquired Cord Partners, Inc., (“Cord Partners”), a Florida corporation and our wholly owned subsidiary, as of March 31, 2004. We are primarily a holding company whose subsidiaries include Cord Partners, CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). We engage in the following business activities:

Cord specializes in providing private cord blood stem cell preservation services to families.

BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

Properties was formed to hold the corporate trademarks and other intellectual property.

Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

An additional subsidiary, Family Marketing, Inc. (“Family Marketing”) was sold on September 5, 2006 in a Stock Purchase Agreement with Noah Anderson, the President of Family Marketing and is no longer owned by the Company.

We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and leveraging those relationships in the pregnancy programs with those providers. We will experience limited activity with expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies. We negotiated two acquisitions in 2006, the first, Cryobank for Oncologic and Reproductive Donors (”Cryobank”) which closed on January 24, 2006 and the second, Corcell’s operating entity on October 13, 2006, and which closed on February 28, 2007. On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue to fund mergers and acquisitions from monies received from debt placements and/or private placements.

We will continue to maintain our sales strategy at Rain, although we are exploring possible alternatives to its current business model.

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

CORD

Services Provided By Cord

Cord’s customers are typically expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member. Through partnering with Progenitor Cell Therapy, LLC (“PCT”), Cord is able to provide services to collect, test, process and preserve umbilical cord blood.

Private cord blood banking has been growing in acceptance by the medical community and has become increasingly popular with families. For an initial fee of approximately $2,075 and an annual storage fee of approximately $125 for each year thereafter, Cord provides the following services to each customer:

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

At present, all of our cord blood units are tested, processed and stored at, Progenitor Cell Therapy, LLC (“PCT”), in Hackensack, New Jersey.

Explanation of Material Agreements

Blood Bank Service Agreement

Pursuant to our Service Agreement with Progenitor Cell Therapy, LLC (“PCT”), which was entered into on August 1, 2007, the blood center tests all cord blood received from Cord Blood and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. PCT is compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month, with a minimum of 100 samples per month to be processed. If less than 100 are processed, there is a minimum monthly processing charge.

Our original Blood Bank Service Agreement with Bergen Community Blood Services (‘Bergen”) was terminated on July 31, 2007. The Company believes the transition from Bergen to PCT provided additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. Several other blood centers also provide the services currently provided to us by PCT. If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004,

PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord has ceased paying all royalties to Pharmastem. The patents have been declared void. This decision is currently under a final appeal. The company continues to accrue the fees on their books.

Corcell Acquisition

On October 13, 2006, we entered into an Asset Purchase Agreement with Vita34 for the assets of CorCell, Inc., to begin the process of acquiring the business of collection, processing and storage of blood taken from umbilical cord after a child is born. On February 28, 2007, we completed the acquisition. The acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc. and associated with the operations of CorCell, Inc., which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. Corcell is not PharmaStem licensed.

CureSource Asset Acquisition

On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc., for the aggregate purchase price of $106,500 in cash and $10,000 value paid in common restricted shares of the company, for a total purchase price of $116,500. The asset purchase related to the existing customer samples owned by CureSource, Inc. and associated with the operations of CureSource, Inc., which predominantly is the current customer base and revenues.

BodyCells

BodyCells is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy.

Properties

Properties holds all of the trademarks and other intellectual property of CBA and its subsidiaries. The trademarks were applied for in the fourth quarter of 2004. The trademark, “Cord Partners” was registered with the United States Patent and Trademark office on January 17, 2006. CorCell and Curesource trademarks were acquired in sale of assets.

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

Competition

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of reputation and quality of service to attract and retain clients and personnel. Companies such as Integrated Media, Last Second Media, Media Associates, RevShare, Mercury Media, ChoicePoint Precision Marketing and E&M Advertising generally serve large corporations. We intend to seek a market niche by providing a full level of service quality that users of direct marketing services may not receive from our larger competitors. Most of our advertising clients are smaller companies that would not typically be targeted by the major advertising and marketing companies.

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

Employees

As of December 31, 2008, we had ten full time employees, and two part time employees. Our full time employees include our Chairman of the Board and Chief Executive Officer, and customer service and sales personnel. We believe our relations with all of our employees are good.

Item 1A.

Risk Factors

Risks Related To Our Business

We Have Been The Subject Of A Going Concern Opinion By Our Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $24.9 million as of December 31, 2008. In addition, we have a working capital deficit of approximately $13.4 million as of December 31, 2008. We had net losses of $6.9 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

We do not own or operate a storage facility for umbilical cord blood. On August 1, 2007, we entered into an agreement with Progenitor Cell Therapy, LLC (“PCT”) for testing, processing and storage of cord blood samples, and terminated an agreement with Bergen Community Regional Blood Center (“Bergen”). If our agreement with PCT were to terminate for any reason, we believe that comparable services could be secured from another provider at comparable cost within the contractual notice period. However, we may not be able to secure such terms or secure such terms within such time frame. In such event, we may not be able to continue to provide our cord blood banking services for some period of time or our expenses of storage may increase, or both. This would have an adverse effect on our financial condition and results of operations.

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

The cord blood banking services that we provide are currently subject to FDA regulations requiring infectious disease testing. The cord blood facility we use has registered with the FDA as a cord blood banking service, listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. Consistent with industry practice, our cord blood collection kits have not been cleared as a medical device. The FDA has announced that it will implement more regulatory procedures for cord blood banking in 2006. This new regulation may require medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This would increase costs and could reduce profitability. The FDA could also require that we cease using the collection kit and require medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease operations for some period of time.

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

Of the states in which we provide cord blood banking services, only California, New Jersey and New York currently require that cord blood banks be licensed. We maintain the required procurement service licenses of the states of California, New York and New Jersey. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility, or we may have to obtain licenses to continue providing services in those states.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties.

Our principal office is located at 501 Santa Monica Blvd., Suite 700, Santa Monica, CA 90401. The property is a suite of approximately 2,200 square feet. The property is leased from an unaffiliated third party for a period of 5 years ending September 2012. The monthly lease payments are approximately $9,500. We continue to be responsible for the lease of our previous principal office located on Sunset Blvd. in West Hollywood, CA, which expires in August 2009, but which is currently sub-leased to a third party.

A second office is located at 221 S. 12th Street, Suite 314S, Philadelphia, PA 19106. The property is a suite of approximately 1,000 square feet. The lease expires at the end of June 2009, and the approximate lease amount is $1,700 per month.

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

Item 3.

Legal Proceedings.

We are not subject to any pending or threatened material legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.

Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.

Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2008, and December 31, 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2008	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01
	Common Stock
Fiscal Year 2007	High	Low
First Quarter	$0.24	$0.09
Second Quarter	$0.11	$0.04
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.06	$0.02

(b) Holders. As of March 31, 2009, our Common Stock was held by approximately 638 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2008, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,308,140	$0.07
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	77,575,980	$0.15	-

Total	100,884,140	$0.13

———————

(1)

The warrants shown were issued in discreet transactions from time to time as compensation for services rendered by debt holders, consultants, advisors or other third parties, and do not include warrants sold in private placement transactions. The material terms of such warrants were determined based upon arm’s-length negotiations with the service providers. The warrant exercise prices approximated the market price of our common stock at or about the date of grant, and the warrant terms are five years from the grant date. The warrants contain customary anti-dilution adjustments in the event of a stock split, reverse stock split, reclassification or combination of our outstanding common stock and similar events and certain of the warrants contain anti-dilution adjustments triggered by other corporate events, such as dividends and sales of equity below market price.

Item 6.

Selected Financial Data

Not Applicable.

Item 7.

Management's Discussion And Analysis Of Financial Condition and Results of Operations.

Summary and Outlook of the Business

CBAI is an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also provide television and radio advertising services to businesses that sell family based products and services.

We operate two core businesses:

•

Cord operates the umbilical cord blood stem cell preservation operations,

•

Rain operates the television and radio advertising operations

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains an office in Philadelphia, Pennsylvania, where the former CorCell operations were based. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. We provide the following services to each customer. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland.

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

Rain

On February 28, 2005, Cord Blood entered into an agreement to purchase 100% of the outstanding shares of Rain through a share exchange.

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

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We had a net loss of approximately $6.9 million for the year ended December 31, 2008. We had an accumulated deficit of approximately $24.9 million and a working capital deficit of approximately $13.4 million as of December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

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

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains an office in Philadelphia, Pennsylvania, where the former CorCell operations were based. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. We provide the following services to each customer. In addition, some storage services are provided by Thermo Fisher of Rockville, Maryland.

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

•

the placement of advertising in television and radio;

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

Results of Operations for the Year Ended December 31, 2008 Compared To the Year Ended December 31, 2007

For the year ended December 31, 2008, our total revenue decreased approximately $1.6 million to $4.2 million or 28% from $5.8 million. Rain’s revenues decreased approximately $1.9 million, or 73%, due to a change in the business model. Rain is focused on creating an annuity base business with high volume advertising. Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those. Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising. The result in this change for the year was a loss in revenue. Cord’s revenues, on the other hand, increased approximately $0.3 million or 8.7% to approximately $3.4 million, primarily due to the Company’s organic growth in collecting more umbilical cord samples.

Cost of services decreased by approximately $2.0 million resulting from the decrease in revenues in the low margin Rain division, but Gross Profit increased by approximately $350,000 to $2.3 million, from 34.0% of revenues to 55.9% as economies of scale from the Company’s Cord division, start impacting the Company’s results. The Company anticipates that through the continued growth and expansion of its Cord business, they will continue to benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $2.2 million or 37.2% from the year ended December 31, 2007 to $3.7 million for the year ended December 31, 2008. The Company has reduced expenses in all areas due to its continuous streamlining of the business units. In addition, in 2007, the Company had incurred consulting expenses by issuing common shares in relation to the negotiation of credit terms with its trade suppliers, which were expensed in the year, and totaled approximately $1.4 million. These costs were not incurred in 2008. The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. These factors resulted in an increase in interest and financing expenses of approximately $3.5 million, or 167%, in the year ended December 31, 2008 over the comparative 2007 period. All interest charges during the year have been accrued.

Our net loss from continuing operations increased from $5.7 million for the year ended December 31, 2007 to $6.9 million for the year ended December 31, 2008. This is mainly due to derivative and interest calculations.

Subsequent Event

On February 20, 2009, we entered into an amendment agreement (the “Amendment”) with Shelter Island Opportunity Fund LLC (“Shelter Island”) and Corcell, Ltd., a Nevada corporation and subsidiary of the Company (“Corcell”), pursuant to which the Company and Shelter Island agreed to amend certain terms of the Original Issue Discount Debenture in the original principal amount of $2,300,000 issued by Corcell to the Holder (the “Debenture”).

Pursuant to the Amendment, the Company and the Holder agreed that the aggregate principal amount of the Debenture, as amended, shall be equal to $1,580,675, which includes (a) the then outstanding principal amount of the Debenture of $1,312,675.17 and (b) a restructuring fee of $268,000. In addition, the Company and the Holder agreed to extend the maturity date of the Debenture to February 28, 2010. The Debenture, as amended, is convertible into shares of the Company’s common stock at the option of the Holder at a conversion price of $0.03 per share (the “Conversion Price”). In addition, pursuant to the Amendment, commencing on February 28, 2009 and terminating upon the full redemption of the Debenture, the Company shall redeem a monthly amount equal to $85,000 plus any accrued but unpaid interest, liquidated damages and other amounts owing to the holder (the “Monthly Redemption Amount”). The Company also agreed to obtain shareholder approval (“Shareholder Approval”) of an amendment to its Articles of Incorporation that increases the number of authorized shares of capital stock that the Company has the authority to issue from 950,000,000 to 6,950,000,000, The Company obtained the Shareholder Approval and on March 25, 2009, the aforementioned amendment was filed with the Secretary of State of the State of Florida.

Pursuant to the Amendment, interest on the Debenture shall be payable to the Holder at the rate of the higher of (a) the sum of 3.0% plus the Prime Rate; and (b) 11.25% per annum payable monthly. Interest is payable in cash, at the Company’s option, in shares of the Company’s common stock subject to certain conditions (the “Equity Conditions”). The Equity Conditions are as follows: (a) the Company shall have duly honored all conversions and redemptions, (b) the Company shall have paid all liquidated damages and other amounts owing to the Holder in respect of this Debenture, (c)(i) there is an effective registration statement pursuant to which the Holder is permitted to utilize the prospectus thereunder to resell all of the shares of common stock issuable pursuant to the transaction documents or (ii) all of the conversion shares issuable pursuant to the transaction documents (and shares issuable in lieu of cash payments of interest) may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the transfer agent and the Holder, (d) the Common Stock is trading on a trading market and all of the shares issuable pursuant to the transaction documents are listed or quoted for trading on such trading market, (e) there is a sufficient number of authorized but unissued and otherwise unreserved shares of common stock for the issuance of all of the shares then issuable pursuant to the transaction documents, (f) there is no existing event of default, (g) the issuance of the shares in question would not cause the Holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, (h) there has been no public announcement of a pending or proposed change of control transaction that has not been consummated, (i) the applicable Holder is not in possession of any information provided by the Company that constitutes, or may constitute, material non-public information and (j) as to each monthly redemption, for each trading day in a period of 20 consecutive trading days prior to the applicable date in question, the daily trading volume for the common stock on the principal trading market exceeds $150,000 of shares per trading day. The conversion rate of interest payments is equal to the lesser of (a) the Conversion Price or (b) 85% of the lesser of (i) the average of any 5 closing prices for the common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date or (ii) the average of the any 5 closing prices for the common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the date the applicable interest conversion shares are issued and delivered if such delivery is after the interest payment date.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of approximately $6.9 million and $6.0 million for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had a bank overdraft of $17,000 and a working capital deficit of approximately $13.4 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. In addition, the CorCell business also collects cash receipts through its Pennsylvania office. However, all corporate expenses such as legal, auditing, investor relations and interest are currently being paid through Cord. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 7, Notes and Loans Payable.

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

Financial Condition and Results Of Operations as of December 31, 2008

As of December 31, 2008, the Company’s total assets were $5,247,000 as compared to $6,733,000 as of December 31, 2007, or a decrease of approximately 22%. This decrease is primarily due to a decrease in the value of the customer contracts of approximately $500,000, and a decrease in Deferred financing costs of approximately $550,000, resulting from the amortization and expensing of these assets. The Company also had a reduction in Cash of approximately $340,000.

As of December 31, 2008, total liabilities increased 37% to approximately 13.6 million as compared to approximately $9.9 million as of December 31, 2007. Significant items include increases in accounts payable and accrued expenses of $505,000, to approximately $3.3 million, which is primarily attributable to the Company’s cash limitations. There was also a 53% increase in promissory notes payable and related derivative liability, or approximately $3.1 million which is primarily as a result of a significant reduction in the note discounts, totaling approximately $2.3 million and of an increase in its derivative liabilities of $788,000.

At December 31, 2008, we had a working capital deficit of approximately $13.4 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses. While reducing the working capital deficit is our long-term goal, we do not foresee this occurring in the near future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October, 2008 the FASB issued Staff Position No. FAS 157-3 which clarified the application of SFAS No. 157 in a market that is not active. We adopted SFAS No. 157 with no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will not have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption did not have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact that the recent adoption of these two statements may have on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The adoption of SAB 110 did not have a material impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company does not believe adoption of this standard will have a material effect on its financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 will be effective for us as of January 1, 2009. The Company does not believe adoption of this principle will have a material effect on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which imposes the GAAP hierarchy on the reporting entities, not their auditors, based on the long-standing mandate that the entity's management, not their auditors, is responsible for selecting and applying the appropriate GAAP to their financial statements. The auditors' responsibility is to comply with GAAS as a basis for issuing their audit opinion. In issuing SFAS 162, the FASB does not expect a change in current practice and The Company does not believe adoption of this standard will have any impact on its financial statements.

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Item 8

Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2008 and 2007, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-25 of this Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2008.

The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of qualified accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this deficiency.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers, And Corporate Governance.

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Matthew L. Schissler	37	Chairman and Chief Executive Officer
Joseph R. Vicente	45	Director
Timothy McGrath	42	Director

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

Joseph R. Vicente has been a director of the Company since April 2004. Since November 2004 Mr. Vicente has also served as a Vice President of the Company. From July 2002 through October 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management. From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions.

Timothy McGrath has been a director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past twelve years and is currently the Vice President of Finance for BoundaryMedical, Inc. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc. From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

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

Committees; Audit Committee Financial Expert.

Our board has an audit committee made up solely of Timothy McGrath.

Our board of directors has determined that Cord Blood has one audit committee financial expert, Mr. McGrath, On April 6, 2006, the board adopted its written audit committee charter.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that, Form 4’s were not filed on a timely basis for Matthew L. Schissler and Joseph Vicente. The Form 4’s have since been filed.

Code of Ethics

We adopted a Code of Ethics on April 13, 2005 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

Item 11.

Executive Compensation.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2008 and 2007 fiscal years as shown in the following table. No cash bonuses were paid to such persons for services rendered in the fiscal years ended December 31, 2008, and 2007.

SUMMARY COMPENSATION TABLE

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans, although Mr. Schissler’s agreement has a bonus plan, subject to the Board’s discretion. The Company is a development stage company with limited revenue. As such we have not yet obtained a consistent revenue stream with which to fund employee salaries and bonus plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2008 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We provide equity awards as a component of compensation, and we presently. Our Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to eight million shares of our common stock. We believe that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

Employment Agreements

On July 16, 2008, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $165,000 through July 14, 2009. The Executive Agreement entitles Mr. Schissler to receive a performance bonus of up to 30% of his salary, at the discretion of the Board of Directors, as well as certain other benefits, including stock options. Mr. Schissler is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%.

CBAI also entered into a one-year employment agreement with Mr. Joe Vicente. Pursuant to his Agreement, Mr. Vicente serves as Vice President of CBAI at an annual salary of $115,000 through July 14, 2009. The Executive Agreement entitles Mr. Vicente to receive a performance bonus of up to 25% of his salary, at the discretion of the Board of Directors, as well as certain other benefits, including stock options. Mr. Vicente is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

Historically, we have not provided our named executive officers with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

The following table sets forth the compensation paid to our chief executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
StMatthew L. Schissler
PrChairman and Chief Executive Officer	2008	100,889	0	$75,000	0	175,889
	2007	150,000	0		36,000	186,000

———————

(1)

The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and reflect grants from Stock Option Plan, which is described in Note 10 of the Notes to Consolidated Financial Statements. Mr. Schissler and Mr. Vicente took significant salary reductions in 2008 to finance the cash needs of the operation.

Outstanding equity awards at fiscal year end.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2008, and each person who served as an executive officer of Cord Blood as of December 31, 2008:

2008 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Matthew L. Schissler	07/16/2008	7,500,000	$0.01	$75,000
Chairman and Chief Executive Officer

Joseph Vicente	07/16/2008	7,500,000	$0.01	$75,000
Vice President

2008 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Matthew L. Schissler	500,000			0.25	04/29/14
Chairman and Chief Executive Officer	20,555			0.18	07/01/15
	250,000			0.18	12/31/15
	1,600,000			0.31	09/12/15

Joseph Vicente	50,000			0.25	04/29/14
Vice President	700,000	(1)	175,000	0.25	01/10/15
	250,000			0.25	08/01/15
	150,000			0.25	12/31/15

———————

(1)

These options vest equally over four years, commencing January 1, 2006 and ending January 1, 2009.

Mr. Schissler and Mr. Vicente each were awarded options to acquire 7,500,000 restricted common shares of CBAI on July 16, 2008, at an exercise price of $0.01. These options expire in five years from date of award.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2008

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	--	$10,000 (1)	--	--	--	--	$10,000
Timothy McGrath	--	$10,000	--	--	--	--	$10,000
Richard Neeson (2)	--		--	--	--	--	--
Joseph R. Vicente	--	$10,000 (1)	--	--	--	--	$10,000

———————

(1)

These stock awards were awarded in his capacity as a director. He also received additional stock option awards in his capacity as an executive officer (see first table in Item 10 above).

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2008 are based on the closing stock price of the last business day of 2007, divided by $10,000.

(2)

Mr. Neeson resigned as a director on January 8, 2009. Mr. Neeson chose to decline any board compensation in 2008.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2008. During the year ended December 31, 2008, none of our officers and employees participated in deliberations of our board of directors concerning executive compensation. During the fiscal year ended December 31, 2008, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2009, with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	CorCell Inc. (7) 1717 Arch Street, Ste. 1410 Philadelphia, PA 19013	166,387,000	(3)	14.89%
Common	Enable Growth Partners, L.P. (8) One Ferry Building, Suite 255 San Francisco, CA 94111	110,604,177	(4)	9.99%
Common	Enable Opportunity Partners, L.P. (9) One Ferry Building, Suite 255 San Francisco, CA 94111	110,604,177	(4)	9.99%
Common	Pierce Diversified Strategy Master Fund LLC, Ena. (10) One Ferry Building, Suite 255 San Francisco, CA 94111	110,604,177	(4)	9.99%
Common	Matthew L. Schissler	22,871,550	(5)	2.05%
Common	Joseph Vicente	4,625,397	(6)	* %
Common	Timothy G. McGrath	750,397		* %
Common	All executive officers and directors as a group (3 persons)	28,247,344		2.53%

———————

*

Less than 1% of the outstanding common stock.

(1)

Except as noted above, the address for the above identified officers and directors of the Company is c/o Cord Blood America, Inc., 501 Santa Monica Blvd., Suite 700 Santa Monica, California 90401.

(2)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 1,117,213,912 shares of common stock outstanding on March 31, 2009 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of February 3, 2009, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

 (3)

Includes 101,409,123 shares issuable upon conversion of a convertible note. Percentage calculation considers additional outstanding of the shares issued in convertible listed herein. Does not include 2,000,000 treasury shares held by CorCell, Inc. as collateral for a promissory note.

(4)

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

(5)

Includes 4,250,555 currently exercisable options held by Mr. Schissler, and 5,568,920 shares and 962,625 options held by Stephanie Schissler, Mr. Schissler’s wife. Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife. Percentage calculation considers additional outstanding of the potential options listed herein.

(6)

Includes 1,875,000 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein.

(7)

Mr. Peter Boehnert exercises voting control of the shares.

(8)

Mr. Brendan O'Neil exercises voting control of the shares.

(9)

Mr. Brendan O'Neil exercises voting control of the shares.

(10)

Mr. Brendan O'Neil exercises voting control of the shares.

(11)

Mr. Edward Liceaga and Mr. Robert Papiri exercise voting control of the shares.

 (12)

Mr. John Foos exercises voting control of the shares.

Item 13.

Certain Relationships And Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On July 1, 2008, we entered into a one-year consulting agreement with Stephanie Schissler, who is the spouse of our CEO, Matthew Schissler. The agreement entitles Ms. Schissler to an $11,500 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews, unless a 60-day written notice of cancellation is provided by either the Company or Ms. Schissler.

Director Independence

Mr. McGrath is independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.

Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us by our principal accountant, Rose, Snyder, Jacobs for the periods indicated

	2008	2007
Audit fees (1)	$128,975	$139,540

Tax Fees	$24,550	$0

Total	$153,525	$139,540

———————

(1)

Includes fees for audit committee reports and out of pocket expenses.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)

Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)

Financial Statement Schedules.

None

(3)

Exhibits:

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation (38)
3.1	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (40)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, IInc. (2)
10.1	Web Development and Maintenance Agreement dated March 18, 2004 by and between Gecko Media, Inc. and Cord Partners, Inc. (1)
10.2	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler (1)
10.3	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Joseph R. Vicente (1)
10.4	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc. (1)
10.5	License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC (2)
10.6	Purchase and Sale of Future Receivables Agreement between AdvanceMe, Inc. and Cord Partners, Inc. (2)
10.7	Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey (2)
10.8	Loan Agreement dated September 17, 2004 by and between Cord Blood America, Inc. and Thomas R. Walkey (3)
10.9	Promissory Note dated January 17, 2005 made by CBA Professional Services, Inc. to the order of Joseph R. Vicente (4)
10.10	Exchange Agreement dated February 28, 2005 by and between Cord Blood America, Inc. and Career Channel, Inc. (5)
10.10	Standby Equity Distribution Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.12	Placement Agent Agreement dated March 22, 2005 between Newbridge Securities Corporation, Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.13	Registration Rights Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.14	Escrow Agreement dated March 22, 2004 between Cord Blood America, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (6)
10.15	Promissory Note to Cornell Capital Partners for $350,000 (7)
10.16	Warrant for 1,000,000 shares of common stock to Cornell Capital Partners (7)
10.17	Pledge and Escrow Agreement with Cornell Capital Partners (7)
10.18	Exchange Agreement with Family Marketing Inc. (8)
10.19	Amended and Restated Promissory Note with Cornell Capital Partners for $600,000 (9)
10.20	Amendment Agreement to a Promissory Note with Cornell Capital Partners (10)

EXHIBIT	DESCRIPTION
10.21	Promissory Note to Cornell Capital Partners for $500,000 (11)
10.22	Warrant to Purchase Common Stock by Cornell Capital Partners (12)
10.23	Security Agreement between Family Marketing Inc. and Cornell Capital Partners (12)
10.24	Security Agreement between Career Channel Inc. and Cornell Capital Partners (12)
10.25	Security Agreement between CBA Professional Services Inc. and Cornell Capital Partners (12)
10.26	Security Agreement between CBA Properties Inc. and Cornell Capital Partners (12)
10.27	Security Agreement between Cord Blood America Inc. and Cornell Capital Partners (12)
10.28	Security Agreement between Cord Partners Inc. and Cornell Capital Partners (12)
10.29	Pledge and Escrow Agreement by Cord Blood America, Inc, Cornell Capital Partners, and David Gonzalez, Esq. (12)
10.30	Insider Pledge and Escrow Agreement by Cornell Capital Partners, Cord Blood America, Inc., Matthew L. Schissler, and David Gonzalez, Esq. (12)
10.31	Investor Registration Rights Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)
10.32	Securities Purchase Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)
10.33	Warrant to Purchase Common Stock by Cornell Capital Partners (12)
10.34	Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (12)
10.35	Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)

10.36	Amended and Restated Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)
10.37	Termination Agreement between Cord Blood America, Inc. to Cornell Capital Partners (13)
10.38	Employment Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Matthew L. Schissler (14)
10.39	Consulting Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)
10.40	Stock Option Schedule dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)
10.41	Asset Purchase Agreement between Cord Partners, Inc. and Cryobank for Oncologic and Reproductive Donors, Inc. (15)
10.42	Board Compensation Plan (16)
10.42	Web Development and Maintenance Agreement with Gecko Media, Inc. (17)
10.43	Investment Banking Agreement with Kings Pointe Capital, Inc. (18)
10.44	Investment Banking Agreement with FAE Holdings, Inc. (18)
10.45	Investment Banking Agreement with First SB Partners, Inc. (18)
10.46	Agreement with Cornell Capital Partners, LP (19)
10.47	Subscription Agreement with Strategic Working Capital Fund, L.P. (20)
10.48	Promissory Note for the Benefit of Strategic Working Capital Fund, L.P. (20)
10.49	Funds Escrow Agreement with Strategic Working Capital Fund, L.P. (20)
10.50	Severance Agreement, dated September 8, 2006, between the Company and Sandra Anderson (21)
10.51	Stock Purchase Agreement, dated September 5, 2006, between the Company and Noah Anderson (21)
10.52	Asset Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.53	Stock Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.54	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.55	Registration Rights Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.56	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.57	Bill of Sale, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.58	Assumption Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.59	Trademark Assignment, executed October 13, 2006, between the Company and CorCell, Inc. (22)

EXHIBIT	DESCRIPTION
10.60	Non-Competition Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.61	Office Sublease, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.62	Employment Agreement Assignment, executed October 13, 2006, between the Company and Bruce Ditnes (22)
10.63	Employment Agreement Assignment, executed October 13, 2006, between the Company and Jill Hutt (22)
10.64	Employment Agreement Assignment, executed October 13, 2006, between the Company and Antonia Lafferty (22)
10.65	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marcia Laleman (22)
10.66	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marion Malone (22)
10.67	Employment Agreement Assignment, executed October 13, 2006, between the Company and George Venianakis (22)
10.68	Technology License Agreement, executed October 13, 2006, between the Company and Vita34AG (22)
10.69	Agreement by and between Cord Blood America, Inc and Cornell Capital Partners, LP executed October 13, 2006 (23)
10.70	Promissory Note dated October 23, 2006 between the Company and Bergen Regional Community Blood Services (24)
10.71	Stock Pledge, Escrow and Security Agreement dated October 23, 2006 for the benefit Bergen Regional Community Blood Services (25)
10.72	Placement Agency Agreement, dated December 18, 2006, by and between the Company and Stonegate Securities, I IInc. (26)
10.73	Consulting Agreement dated June 1, 2007, by and between Cord Blood America, Inc. and Midtown Partners & Co., LLC (27)
10.74	Exclusive Consulting Agreement, dated May 21, 2007, by and between Cord Blood America, Inc. and Jean R. Fuselier, Sr. (27)
10.75	Exclusive Consulting Agreement, dated May 21, 2007, by and between Fuselier Holding, LLC and Cord Blood America, Inc. (27)
10.76	Promissory Note in the amount of $121,500 to Stephanie Schissler (28)
10.77	Promissory Note in the amount of $76,950 to Stephanie Schissler (28)
10.78	Promissory Note in the amount of $25,650 to Matthew L. Schissler (28)
10.79	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, rrelating to a note in the amount of $121,500 (28)
10.80	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, rrelating to a note in the amount of $76,950 (28)
10.81	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Matthew L. Schissler (28)
10.82	Asset Purchase Agreement, dated August 20, 2007, among Cord Partners, Inc., Cord Blood America, Inc., and CureSource, Inc. (29)
10.83	Form of Senior Convertible Note (30)
10.84	Form of Warrant to Purchase Common Stock (30)
10.85	Secured Original Issue Discount Debenture, by CorCell (30)
10.86	Common Stock Purchase Warrant, dated November 26, 2007, by Cord Blood America, Inc. (30)
10.87	Securities Purchase Agreement, dated November 26, 2007, by and among Cord Blood America, Inc., Enable Growth Partners LP, and the other Purchasers (30)
10.88	Security Agreement, dated November 26, 2007, among Cord Blood American, Inc. and the Purchasers (30)
10.89	Registration Rights Agreement, dated November 26, 2007, among Cord Blood America, Inc. and the Purchasers (30)
10.90

Second Amendment, dated November 26, 2007, to the Securities Purchase Agreement, dated as of February 14,  22007, as amended by the First Amendment, dated as of April 9, 2007, by and among CorCell, Cord Blood   America, Inc., and Shelter Island (30)

EXHIBIT	DESCRIPTION
10.91	CorCell Security Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc., and Shelter Island (30)
10.92	Put Option Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc. and Shelter Island (30)
10.93	Subordination Agreement, dated November 26, 2007, by and between Cord Blood America, Inc., CorCell, Career Channel, Inc., the Purchasers and Shelter Island (30)
10.94	Manufacturing Support Services Agreement, dated August 1, 2007, by and between Cord Blood American, Inc. and Progenitor Cell Therapy, LLC (31)
10.95	Form of Sublease, dated October 1, 2006, by and between CorCell, Inc. and Cord Blood America, Inc. (31)
10.96	Securities Purchase Agreement between the Company and Tangiers dated June 27, 2008 (32)
10.97	Registration Rights Agreement between the Company and Tangiers dated June 27, 2008 (32)
10.98	Waiver Letter, dated May 22, 2008, by and among the Company and Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena. (33)
10.99

 Fourth Amendment to Securities Purchase Agreement, dated June 3, 2008, by and among CorCell, Ltd., the Company, Career Channel, Inc., a Florida corporation d/b/a Rainmakers International, and Shelter Island Opportunity Fund, LLC (33)

10.100	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (33)
10.101	Form of Lock-Up Agreement. (33)
10.102	7% Convertible Debenture, dated October 28, 2008 (34)
10.103	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (35)
10.104	Amendment No. 1 to Securities Purchase Agreement filed herewith dated January 22, 2009 (36)
10.105	Employment Agreement between the Company and Joseph Vicente
10.106	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (39)
21	List of Subsidiaries (37)
31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
32.1

 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

99.1	Executive Employment Agreement by and between Cord Blood America, Inc, a Florida Corporation (the “Company” or “Employer”) and JOSEPH R. VICENTE (the “Employee”).

———————

(1)

Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)

Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004.

(3)

Filed as an exhibit to Amendment No. 2 to Registration Statement on Form 10-KSB filed on October 6, 2004.

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

(33)

Filed as an exhibit to Current Report on Form 8-K filed on June 3, 2008.

(34)

Filed as an exhibit to Current Report on Form 8-K filed on November 17, 2008

(35)

Filed as an exhibit to Current Report on Form 8-K filed on December 5, 2008

(36)

Filed as an exhibit to Registration Statement on Form S-1 filed on January 23, 2009

(37)

Files as an exhibit to Registration Statement on Form SB-2 filed on January 25, 2008

(38)

Filed as exhibit to Current Report on Form 8-K filed on August 29, 2008

(39)

Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(40)

Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2009.

CORD BLOOD AMERICA, INC.

By:	/s/ MATTHEW L. SCHISSLER
Matthew L. Schissler
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MATTHEW L. SCHISSLER	CEO and Chairman (Principal Executive	April 14th, 2009
Matthew L. Schissler	Officer, Principal Financial Officer, Principal
Accounting Officer, and Director)

/s/ JOSEPH VICENTE	Director	April 14th, 2009
Joseph Vicente

/s/ TIMOTHY MCGRATH	Director	April 14th, 2009
Timothy McGrath

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

April 14, 2009

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash	$—	$338,828
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $35,000	106,075	92,559
Supplies	2,574	5,345
Prepaid expenses	47,685	67,544
Total current assets	156,334	504,276
Property and equipment, net of accumulated depreciation and amortization of $293,741 and $204,806	49,435	138,370
Deferred financing costs	648,767	1,210,109
Customer contracts and relationships, net of amortization of $954,124 and $456,751	4,371,594	4,868,967
Deposits	20,130	10,683
Domain name, net of amortization of $115 and $73	285	326
Other assets	670	670
Total assets	$5,247,215	$6,733,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$17,083	$—
Accounts payable	1,173,850	999,393
Accrued expenses	2,161,704	1,830,809
Deferred revenue	1,194,987	1,043,260
Advances from Officers	120,448	188,955
Capital lease obligations	2,589	3,734
Derivatives Liability	2,098,318	1,309,854
Promissory notes payable, net of unamortized discount of $1,309,384 and $4,086,914	6,824,915	4,523,533
Total current liabilities	13,593,894	9,899,538
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 950,000,000 shares authorized, 439,342,817 and 195,558,923 shares issued and outstanding, inclusive of treasury shares	43,923	19,569
Additional paid-in capital	28,697,523	31,985,408
Common stock held in treasury stock, 41,266,667 and 46,266,667 shares	(12,159,833)	(17,159,833)
Accumulated deficit	(24,928,292)	(18,011,281)
Total stockholders’ deficit	(8,346,679)	(3,166,137)
Total liabilities and stockholders’ deficit	$5,247,215	$6,733,401

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007

Revenue	$4,169,949	$5,811,267
Cost of services	1,840,418	3,838,018
Gross Profit	2,329,531	1,973,249

Administrative and selling expenses	3,695,403	5,883,998

Loss from operations	(1,365,872)	(3,910,749)

Interest expense and change in derivatives liability	(5,551,139)	(2,083,255)

Net loss before income taxes	(6,917,011)	(5,994,004)

Income taxes	0	0

Net Loss	$(6,917,011)	$(5,994,004)

Basic and diluted loss per share	$(0.03)	$(0.04)
Weighted average common shares outstanding	267,912,505	141,940,070

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2006	88,118,075	8,811	$24,160,727	(16,560,000)	$(13,825,583)	$(6,216,045)
Shares issued for CureSource acquisition	196,080	20	9,980			10,000
Issuance of common stock for debt conversion	18,834,092	1,883	1,071,033			1,072,916
Shares issued for CorCell acquisition	18,694,795	1,883	1,915,511			1,917,394
Shares issued for services	47,058,136	4,706	2,419,546	—	—	2,424,252
Reclassification of derivative liability upon conversion of debt			112,502(			112,502
Reclassification of derivative liability upon issuance of FSP 00-19-2					1,808,306	1,808,306
Share based compensation	2,368,336	237	235,509			235,746
Shares issued for financing	12,122,742	1212	630,867			632,079
Treasury shares	8,166,667	817	599,016	(599,833)		—
Issuance of warrants	—	—	830,717	—	—	830,717
Net Loss	—	—	—	—	(5,994,004)	(5,994,004)
Balance, December 31, 2007	195,558,923	$19,569	$31,985,408	(17,159,833)	$(18,011,281)	$(3,166,137)
Shares issued for services	85,334,119	8,509	474,399			482,908
Shares issued for financing	28,144,999	2,815	302,263			305,078
Reclassification of derivative liability upon exercise of warrants, net of gains			209,371			209,371
Issuance of common shares for debt conversion	96,624,959	9,662	280,248			289,910
Warrants exercised	36,046,229	3,605	311,178			314,783
Share-based compensation	2,633,588	263	134,156			134,419
Treasury shares	(5,000,000)	(500)	(4,999,500)	5,000,000		—
Net Loss					(6,917,011)	(6,917,011)
Balance, December 31, 2008	439,342,817	$43,923	$28,697,523	(12,159,833)	$(24,928,292)	$(8,346,679)

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities
Net Loss	$(6,917,011)	$(5,994,004)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of stock for services	787,486	2,299,893
Excess value of derivative liability over related loan proceeds	0	2,091,489
Amortization of deferred financing costs	579,104	217,623
Amortization of loan discount	2,839,321	2,742,498
Share based compensation	134,419	227,471
Bad debt	59,455	24,900
Depreciation and amortization	586,350	521,856
Change in value of derivative liability	1,150,079	(4,663,638)

Changes in operating assets and liabilities
Accounts receivable, net	(72,971)	279,862
Supplies	2,770	10,343
Prepaid expenses	19,859	58,686
Deposits	(9,447)	12,250
Deferred costs	(17,762)	(74,886)
Accounts payable	174,459	91,193
Accrued expenses	171,552	920,080
Deferred revenue	136,224	(27,993)

Net cash used in operating activities	(376,113)	(1,262,377)
Cash Flows from Investing Activities
Purchase of property and equipment	0	(2,937)

Acquisition of CorCell business	0	(1,878,047)
Acquisition of CureSource	0	(106,500)
Net cash used in investing activities	0	(1,987,484)
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	500,022	3,612,685
Payments on notes payable	(724,952)	(821,705)
Payments on capital lease obligations	(1,144)	(6,381)
Proceeds from advances from shareholders	0	246,408
Payments on advances from shareholders	(68,507)	(102,636)
Proceeds from issuance of common stock	314,783	638,752
Bank overdraft	17,083	0
Net cash provided by financing activities	37,285	3,567,123

Net increase (decrease) in cash and cash equivalents	(338,828)	317,262

Cash and Cash Equivalents, beginning of year	338,828	21,566

Cash and Cash Equivalents, end of year	$0	$338,828

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$185,508	$749,093
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of common shares in connection with acquisition of CorCell	0	$1,917,334
Issuance of common shares in connection with acquisition of CureSource	0	$10,000
Conversion of debt into common shares	289,910	1,072,916

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

An additional subsidiary, Family Marketing, Inc. (“Family Marketing”) was sold on September 5, 2006 in a Stock Purchase Agreement with Noah Anderson, the President of Family Marketing and is no longer owned by the Company.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $24.9 million as of December 31, 2008. In addition, CBAI has consumed cash in its operating activities of approximately $376,000 for the year ending December 31, 2008 and has a working capital deficit of $13.4 million as of December 31, 2008. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and expects to continue to raise funds through debt and equity instruments. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. In addition, the Company has taken steps to reduce its overall spending through the reduction of our labor force. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, BodyCells, Properties and Rain. Significant inter-company balances and transactions have been eliminated upon consolidation.

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

Intangible Assets

Intangible assets consists primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 (Note 3). Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2009:$491,000; 2010: $460,000; 2011: $429,000; 2012: $398,000; 2013: $367,000.

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

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2008, the Company adjusted its derivative liability to its fair value, and reflected the increase in fair value of $781,958, of which $1,150,079 is reflected as an expense on the statement of operations, and $368,121 represents a reclassification of value of warrants exercised to equity.

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

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, the labs’ processing fees, and royalties. The Company expenses costs in the period incurred. Costs for Rain include commercial production costs, lead generation costs and media buys.

Advertising

Advertising costs are expensed when incurred. Advertising expenses totaled approximately $182,000 and $425,000 for the years ended December 31, 2008 and 2007, respectively.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2008.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 267,912,505 and 141,940,070 for the years ended December 31, 2008 and 2007, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits. To date, the Company has not experienced any such losses, and believes it is not exposed to any credit risk related to such balances.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2007. SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by SFAS 157, are as follows:

•

Level 1 – quoted prices in active markets for identical assets or liabilities.

•

Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•

Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$(17,083)	$—	$—	$(17,083)

Derivatives liability	—	—	(2,098,318)	(2,098,318)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate

0.27% to 3%

Expected life

0 to 5 years

Dividend Yield

0%

Volatility

0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2007	$1,309,854
Increase in Value	1,150,079
Reclassification of value of
Warrants exercised	(361,615)
Value at December 31, 2008	$2,098,318

Reclassification

Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October, 2008 the FASB issued Staff Position No. FAS 157-3 which clarified the application of SFAS No. 157 in a market that is not active. We adopted SFAS No. 157 with no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The adoption did not have a significant impact on our consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which expresses the views of the Staff regarding use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123. SAB 110 will allow, under certain circumstances, the use of the simplified method beyond December 31, 2007 when a Company is unable to rely on the historical exercise data. The adoption did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company does not believe adoption of this standard will have a material effect on its financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 will be effective for us as of January 1, 2009. The Company does not believe adoption of this principle will have a material effect on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which imposes the GAAP hierarchy on the reporting entities, not their auditors, based on the long-standing mandate that the entity's management, not their auditors, is responsible for selecting and applying the appropriate GAAP to their financial statements. The auditors' responsibility is to comply with GAAS as a basis for issuing their audit opinion. In issuing SFAS 162, the FASB does not expect a change in current practice and The Company does not believe adoption of this standard will have any impact on its financial statements.

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Note 3. Acquisitions

Acquisition of CorCell

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

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 3. Acquisitions (continued)

Acquisition of CorCell (continued)

The purchase price was allocated as follows:

Accounts receivable	$352,234
Fixed assets	224,979
Other current assets	141,258
Customer list	4,935,236
Total purchase price	$5,653,707

The customer list is being amortized over 18 years.

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

Note 4. Property and Equipment

At December 31, 2008, property and equipment consist of:

	Useful Life (Years)	2008	2007

Furniture and fixtures	5	$69,477	$69,477
Computer equipment	3	116,396	116,396
Freezer equipment	2	157,303	157,303
		343,176	343,176
Less accumulated depreciation		(293,741)	(204,806)

		$49,435	$138,370

For the years ended December 31, 2008 and 2007, depreciation expense totaled $88,935 and $103,332 respectively.

Note 5. Accrued Expenses

The components of accrued expenses at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Accrued salaries and benefits	$173,121	$53,801
Accrued interest and related financing expenses	1,753,440	1,633,199
Other accrued expenses	219,643	128,309
Deferred Rent	15,500	15,500
	$2,161,704	$1,830,809

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 6. Capital Lease Obligations

Through December 31, 2008, Cord Blood entered into capital leases for computer equipment. The capital leases expire at various dates in 2009. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease. At December 31, 2008 and 2007, these leased assets are included in property and equipment as computer equipment amounting to $13,420 and $13,420 respectively.

Note 7. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2008 and 2007, notes and loans payable consist of:

	2008	2007
Secured Convertible Debenture payable to Cornell Capital Partners (a/k/a YA Global Advisors, L.P.), secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008 (currently in default)	1,474,100	$1,534,250
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008 (currently in default)	2,227,464	2,311,250
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	302,032	317,232
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due November 26, 2009	1,823,823	1,931,105
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, maturing in August, 2009	1,650,000	2,055,492
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 18% per annum, 4 equal payments remaining, maturing in May, 2009	67,251	153,333
Advance on credit card sales	133,190	3,050
Convertible Note payable to CorCell, Inc., interest at 8% per annum, due in 2008 (currently in default)	212,959	212,959
Convertible Note payable to Tangiers Investors, LP, interest at 7% per annum, principal and interest due March 28, 2010	160,000
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008 (currently in default)	83,480	91,776
	8,134,299	8,610,447
Less: Unamortized Discount	(1,309,384)	(4,086,914)

	$6,824,915	$4,523,533

CBAI is in default on several of the notes, as detailed below.

Cornell

Liquidated damages and interest in the amount of $1,336,014 have been accrued for an event of default under the terms of this note, and are recorded as accrued expenses at December 31, 2008.

During 2007, Cornell converted $822,916 of its debt into 13.3 million shares of common stock of the Company, and was repaid $250,000 in shares of common stock.

During 2008, Cornell converted a further $88,204 of its debt into 39.6 million shares of common stock of the Company. This note is in default, since it matured in December 2008. However Cornell has provided a verbal waiver and is accelerating its convertible feature in 2009.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 7. Notes and Loans Payable, and Derivative Liabilities (continued)

Strategic

On December 5, 2006, CBAI issued 1,239,000 restricted common shares in exchange for Strategic providing a three month extension on the promissory note. As of December 31, 2008 the outstanding balance on the note including accrued and unpaid interest was $302,032. CBAI is in default since the note was not repaid in August 2008. However, CBAI is currently in negotiations to sell the note to a third party.

Advance on Credit Card Sales

On September 5, 2006, Cord received a $93,000 advance on future credit card sales. Repayment terms on this advance call for the 20% capture of certain credit card sales until the sum of $130,200 has been paid. At December 31, 2007, the outstanding principal balance was $3,050. On February 14, 2008, the Company received a further advance of $51,500 in exchange for a debt of $71,065 and on August 26, 2008, it received a further advance of $99,000 in exchange for a debt of $144,530. At September 30, 2008, the Company received a further advance, in exchange for debt of $71,395. Repayment terms call for the same 20% capture of certain credit card sales. At December 31, 2008, the remaining balances on these advances were $133,190.

Convertible Notes Payable – Enable

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

The Company performed an analysis under EITF 00-19, and found that the conversion feature and the related warrants do not qualify as derivative liabilities. Therefore, the Company applied the provisions of APB 14, EITF 98-5 and 00-27. $602,361 of the proceeds was allocated to the debt, while $830,717 was allocated to the warrants.  The value of the warrants was established using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend. With the consideration of the loan discount of $1,328,745, the interest rate is 72%. In connection with this financing, warrants to purchase 5,833,334 shares of stock were issued to Midtown Partners. These warrants were valued at $219,175 on the date of issuance, and were recorded as deferred financing costs. During the year, the Company issued 28,700,000 common shares under the conversion feature of the Note, reducing the note balance by $107,283, leaving a balance outstanding at December 31, 2008 of $1,823,823.

The Note payable called for repayment over eighteen months, commencing May 2008. CBAI received signed waivers on its inability to honor those payments. The Note matures on November 26, 2009.

In November 2007, Enable Capital also assumed $2,311,250 of the original Note payable to Cornell. In 2008, the Company issued 28,365,777 common shares under the conversion feature of the Note, reducing the note balance by $83,786, leaving a balance outstanding at December 31, 2008 of $2,227,464. This note is in default, since it matured in December 2008. However Cornell has provided a verbal waiver and is accelerating its convertible feature in 2009.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 7. Notes and Loans Payable, and Derivative Liabilities (continued)

Note Payable - Shelter Island.

In February 2007, as part of the financing for the CorCell acquisition, the Company contracted a note payable in the amount of $2,300,000 with Shelter Island, for proceeds of $2,000,000. In connection with this note, the Company also issued warrants to purchase 36,000,000 shares of common stock at a price of $0.05 per share. The Company also contracted another agreement with Shelter Island in September, 2007 for $230,000. In connection with this agreement, the Company issued warrants to purchase 20,270,270 shares of common stock at $0.037 per share. In March 2008, the Company reduced the conversion price to $0.0086 per share, provided the warrant was exercised in March, 2008. This offer was extended through the end of July, 2008. In May, 2008, Shelter exercised 20,270,270 warrants and received 2,837,238 shares on a cashless basis. The Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities. The total value of warrants was $5,310,142 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend. $2,000,000 of these warrants were recorded as loan discount, $1,218,653 was recorded as deferred financing costs to be amortized on a straight line basis over the life of the loan, and $2,091,489 was recorded as interest expense, representing the excess of the derivative liability over the amount of the note.

Notes Payable – CorCell.

In March 2007, the Company contracted a $212,959 note payable with CorCell, in connection with the acquisition of the CorCell business. In connection with this note, the Company issued warrants to purchase shares of common stock at a price of $0.05 per share. The Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities. The total value of warrants was $125,401 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 165%, risk-free interest rate of 5.11%, and no dividend. CBAI is in default since the note has not repaid. However, CBAI is currently in negotiations to sell the note to a third party.

The Company is also in default on its Promissory Note payable bearing interest at 10.5% per annum, and which was due in March, 2008. CBAI is currently in negotiations to sell the note to a third party.

Note 8. Commitments and Contingencies

Agreements

Progenitor Cell Therapy, LLC

On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC (“PCT”) for testing, processing and storage of cord blood samples. As a result of our agreement with PCT we terminated our agreement with Bergen. The Company believes this transition from Bergen to PCT will provided additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. This agreement expires on June 30, 2012. There is a 90 day written advance for early termination where depending on the party terminating, various clauses to termination apply.

Pharmastem

In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The

Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the year ended December 31, 2008 and 2007, Cord incurred $80,000 and $89,102 respectively, in royalties to the Patent License Agreement. At December 31, 2008, $306,268 is included in accounts payable and accrued expenses relating to these fees.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 8. Commitments and Contingencies (continued)

Operating Leases

CBAI leases office space, computer software and office equipment which expires at various times through 2013. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2008, are as follows:

2009	$156,963
2010	143,093
2011	146,685
2012	106,090
2013	0
$552,831

Employment Agreements

On January 1, 2006, CBAI entered into one-year employment agreement (“Executive Agreement”) with Mr. Matthew L. Schissler who serves as the Company’s Chairman and Chief Executive Officer an annual salary of $150,000 through December 31, 2006. The Executive Agreement entitles Mr. Schissler to receive a net year-end performance bonus of $25,000, at the discretion of the Board of Directors, as well as certain other benefits. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. On July 16, 2008, CBAI entered into a new three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent automatic base salary increases for each successive year. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares.

On July 16, 2008, CBAI entered into a new three-year agreement with Mr. Joe Vicente, who serves as the Company’s Vice-President, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent automatic base salary increases for each successive year. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for all Board members to receive shares of the Company’s common stock to be issued as compensation for 2006 and 2007, in an amount equal to $10,000 per year. However, Mr. Neeson chose to decline any compensation. Shares issued as compensation for one year of service in 2008 will be based on $10,000 divided by the closing stock price on the last business day of 2007.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 9. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. On May 11, 2007, Ms. Stephanie Schissler, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,500,000 common shares to be held in treasury until the loan is paid off. At December 31, 2008, the balance remaining on this loan was $57,375.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 2,250,000 common shares to be held in treasury until the loan is paid off. At December 31, 2008, the balance remaining on this loan was $38,475.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. In addition, the Company pledged as security 750,000 common shares to be held in treasury until the loan is paid off. At December 31, 2008, the balance remaining on this loan was $12,825.

On December 1, 2008, Mr. Matt Schissler advanced $14,960 to the Company. No specific terms were assigned to this advance. At December 31, 2008, the balance remaining was $ 11,773.

Consulting Agreement

On July 1, 2008, CBAI entered into a one-year consulting agreement with Pyrenees Capital, LLC., a business owned by Stephanie Schissler, CBAI's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to an $11,500 per month retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews for a further term of six months, unless a 60-day written notice of cancellation is provided by Pyrenees Capital, or a 180-day written notice is provided by CBAI.

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

The fair value of stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2008	2007

Risk-free interest rate	3.24%	4.68%
Expected life	6 years	6 years
Dividend yield	0.00%	0.00%
Volatility	165.0%	276.80%

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 10. Stock Option Plan (continued)

Company’s computation of expected volatility is based on the historical daily volatility of its publicly traded stock. For option grants issued during the year ended December 31, 2008 and 2007, the Company used a calculated volatility for each grant. The Company’s computation of expected life were estimated using the simplified method provided for under Staff Accounting Bulletin 107 (“SAB 107”), which averages the contractual term of the Company’s options of ten years with the average vesting term of three years for an average of six years. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the years ended December 31, 2008 and 2007, the Company has estimated an annualized forfeiture rate for each period of 10.5% for options granted to its employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized. The Company usually issues new shares when the holder exercises their options.

The following table summarizes stock option activity for the years ended December 31, 2008 and 2007:

		Weighted Average
	Option Shares	Exercise Price per Share	Contractual Remaining Life, in Years

Outstanding at January 1, 2007	5,839,808	$0.27
Granted	90,000	0.10
Exercised	—
Expired/Forfeited	(121,668)	0.24

Outstanding at December 31, 2007	5,808,140	0.26
Granted	17,500,000	0.01
Exercised	—
Expired/Forfeited	—

Outstanding at December 31, 2008	23,308,140	$0.07	5.5

Exercisable at December 31, 2008	9,345,640	$0.16	5.6

The following table summarizes significant ranges of outstanding stock options under the stock plan at December 31, 2008:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01 — 0.20	18,473,192	5.34	$0.01	4,685,692	4.67	$0.01
$.21 — 0.30	3,028,850	5.88	0.25	2,853,850	5.87	0.25
$.31 — 0.51	1,806,098	6.69	0.31	1,806,098	6.59	0.31
	23,308,140	5.51	$0.07	9,345,640	4.98	$0.07

There was no aggregate intrinsic value of outstanding options as of December 31, 2008, since there is no difference between the closing fair market value of the Company’s common stock on December 31, 2008 ($0.01) and the exercise price of the underlying options.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 10. Stock Option Plan (continued)

A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

	Stock Options		Weighted Average Grant Date Fair Value per Share
	2008	2007	2008	2007
Nonvested at January 1,	765,000	765,000	$0.23	$0.23
Granted	17,500,000	90,000	0.01	0.10
Vested	(4,202,500)	(90,000)	0.01	0.10
Pre-vested forfeitures	-		-
Nonvested at December 31,	13,962,500	765,000	$0.01	$0.23

The total compensation cost related to non-vested options amounts to $133,478, which will be expensed over a weighted average period of 1.5 years.

Note 11. Warrant Agreements

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

	Warrants			Weighted Average Exercise Price
	2008	2007	2006	2008	2007	2006
O Outstanding, beginning of year	136,034,592	24,570,000	24,570,000	$0.11	$0.35	$0.35
Granted	13,452,481	111,464,592	—	0.02	0.06	—
Exercised	(70,911,093)	—	—	0.01	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding — end of year	77,575,980	136,034,592	24,570,000	0.15	0.11	0.35
Exercisable at end of year	77,575,980	136,034,592	24,570,000	$0.15	$0.11	$0.35
W Weighted average fair value of warrants granted during the year:	$0.0166	$0.0600	$—

The Company negotiated a re-pricing agreement with its warrant holders such that any warrants exercised between March 10, 2008 and July 31, 2008 could be exercised at $0.0086 per common share. Accordingly, 30,370,553 of the exercised warrants in 2008 were exercised at $0.0086 per share. The remaining 40,540,540 warrants were exercised on a cashless basis, in exchange for 5,675,676 common shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 11. Warrant Agreements (continued)

The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2008:

	Warrants Outstanding
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$0.0086 — 0.101	54,005,980	4.07	$0.0553	54,005,980	$0.0553
$0.1875 — 0.190	1,000,000	0.75	0.1875	1,000,000	0.1875
$0.3500 — 0.400	22,570,000	2.25	0.03684	22,570,000	0.03684
	77,575,980	3.50	$0.1481	77,578,980	$0.1481

The Company also has outstanding put options to purchase 40,000,000 common shares at $0.05 per share in relation to its convertible debt with Shelter Island.

Note 12. Income Taxes

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

Note 13. Stockholders’ Deficit

Common Stock

As of December 31, 2008 CBAI had 439,342,817 shares of common stock outstanding. Of the 46,266,667 treasury shares outstanding at December 31, 2007, 5,000,000 were returned in April 2008, leaving a total of 41,266,667 shares issued and remaining in the Company’s treasury.

On March 23, 2009, the shareholders approved an increase in the Company’s authorized capital stock to 6,950,000,000 of which 5,000,000 shall be preferred shares and the remaining 6,945,000,000 shall be common shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 14. Segment Reporting

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has three operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the year ended December 31, 2008:

	Umbilical Cord Blood	Adipose/ Peripheral Blood	Radio/ Television Advertising	Segments Total	Consolidated Total
Revenue from External Customers	$3,418,287	—	$751,662	$4,169,949	$4,169,949
Interest Expense and change in derivative liability	5,544,339	—	6,800	5,551,139	5,551,139
Depreciation and Amortization	586,350	—		586,350	586,350
Segment Income (Loss)	(7,063,507)	—	146,496	(6,917,011)	(6,917,011)
Segment Assets	$5,214,253	—	$32,962	$5,247,215	$5,247,215

The table below presents certain financial information by business segment for the year ended December 31, 2007:

	Umbilical Cord Blood	Adipose/ Peripheral Blood	Radio/ Television Advertising	Segments Total	Consolidated Total
Revenue from External Customers	$3,144,639	—	$2,666,628	$5,811,267	$5,811,267
Interest Expense and change in derivative liability	2,083,255	—	—	2,083,255	2,083,255
Depreciation and Amortization	521,856	—	—	521,856	521,856
Segment Income (Loss)	(5,822,825)	—	171,179	(5,944,004)	(5,944,004)
Segment Assets	$6,722,198	—	$11,203	$6,733,401	$6,733,401

Note 15. Subsequent Events

On March 23, 2009, the shareholders approved an increase in the Company’s authorized capital stock to 6,950,000,000, of which 5,000,000 shall be preferred shares and the remaining 6,945,000,000 shall be common shares.

On February 20, 2009, we entered into an amendment agreement (the “Amendment”) with Shelter Island Opportunity Fund LLC (“Shelter Island”) and Corcell, Ltd., a Nevada corporation and subsidiary of the Company (“Corcell”), pursuant to which the Company and Shelter Island agreed to amend certain terms of the Original Issue Discount Debenture in the original principal amount of $2,300,000 issued by Corcell to the Holder (the “Debenture”).

Pursuant to the Amendment, the Company and the Holder agreed that the aggregate principal amount of the Debenture, as amended, shall be equal to $1,580,675, which includes (a) the then outstanding principal amount of the Debenture of $1,312,675.17 and (b) a restructuring fee of $268,000. In addition, the Company and the Holder agreed to extend the maturity date of the Debenture to February 28, 2010. The Debenture, as amended, is convertible into shares of the Company’s common stock at the option of the Holder at a conversion price of $0.03 per share (the “Conversion Price”). In addition, pursuant to the Amendment, commencing on February 28, 2009 and terminating upon the full redemption of the Debenture, the Company shall redeem a monthly amount equal to

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Note 15. Subsequent Events (continued)

$85,000 plus any accrued but unpaid interest, liquidated damages and other amounts owing to the holder (the “Monthly Redemption Amount”). The Company also agreed to obtain shareholder approval (“Shareholder Approval”) of an amendment to its Articles of Incorporation that increases the number of authorized shares of capital stock that the Company has the authority to issue from 950,000,000 to 6,950,000,000, The Company obtained the Shareholder Approval and on March 25, 2009, the aforementioned amendment was filed with the Secretary of State of the State of Florida.

Pursuant to the Amendment, interest on the Debenture shall be payable to the Holder at the rate of the higher of (a) the sum of 3.0% plus the Prime Rate; and (b) 11.25% per annum payable monthly. Interest is payable in cash, at the Company’s option, in shares of the Company’s common stock subject to certain conditions (the “Equity Conditions”). The Equity Conditions are as follows: (a) the Company shall have duly honored all conversions and redemptions, (b) the Company shall have paid all liquidated damages and other amounts owing to the Holder in respect of this Debenture, (c)(i) there is an effective registration statement pursuant to which the Holder is permitted to utilize the prospectus thereunder to resell all of the shares of common stock issuable pursuant to the transaction documents or (ii) all of the conversion shares issuable pursuant to the transaction documents (and shares issuable in lieu of cash payments of interest) may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the transfer agent and the Holder, (d) the Common Stock is trading on a trading market and all of the shares issuable pursuant to the transaction documents are listed or quoted for trading on such trading market, (e) there is a sufficient number of authorized but unissued and otherwise unreserved shares of common stock for the issuance of all of the shares then issuable pursuant to the transaction documents, (f) there is no existing event of default, (g) the issuance of the shares in question would not cause the Holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, (h) there has been no public announcement of a pending or proposed change of control transaction that has not been consummated, (i) the applicable Holder is not in possession of any information provided by the Company that constitutes, or may constitute, material non-public information and (j) as to each monthly redemption, for each trading day in a period of 20 consecutive trading days prior to the applicable date in question, the daily trading volume for the common stock on the principal trading market exceeds $150,000 of shares per trading day. The conversion rate of interest payments is equal to the lesser of (a) the Conversion Price or (b) 85% of the lesser of (i) the average of any 5 closing prices for the common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date or (ii) the average of the any 5 closing prices for the common stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the date the applicable interest conversion shares are issued and delivered if such delivery is after the interest payment date.