Form 10-Q
period 2009-03-31
Cord Blood America, Inc.
filed 2009-05-20
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from _________ to _________

———————

CORD BLOOD AMERICA, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

———————

FLORIDA	000-50746	65-1078768
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 SANTA MONICA BLVD. STE. 700 SANTA MONICA, CA 90401	90401
(Address of principal executive offices)	(Zip Code)

(310) 432-4090

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 15, 2009: 1,579,096,424, exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (Audited)

1

Consolidated Statements of Operations (Unaudited) For The Three Months Ended March 31, 2009 and 2008

2

Consolidated Statements of Cash Flows (Unaudited) For The Three Months Ended March 31, 2009 and 2008

3

Notes to Consolidated Financial Statements (Unaudited)

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4t.

Controls and Procedures

18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Securities Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$106,883	$––
Accounts receivable, net of allowance for doubtful accounts of $45,000	120,177	106,075
Supplies	2,574	2,574
Prepaid expenses	10,683	47,685
Total current assets	240,317	156,334
Property and equipment, net of accumulated depreciation and amortization of $309,672 and $293,741	33,504	49,435
Deferred financing costs, net of amortization of $1,357,627 and $778,965	70,105	648,767
Customer contracts and relationships, net of amortization of $1,105,872 and $954,124	4,219,846	4,371,594
Deposits	20,130	20,130
Domain name, net of amortization of $126 and $115	274	285
Other assets	670	670
Total assets	$4,584,846	$5,247,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$––	$17,083
Accounts payable	1,038,763	1,173,850
Accrued expenses	2,277,710	2,161,704
Deferred revenue	1,219,442	1,194,987
Advances from Officers	104,716	120,448
Capital lease obligations	––	2,589
Derivatives Liability	2,203,020	2,098,318
Promissory notes payable, net of unamortized discount of $1,181,832 and $1,309,384	5,589,552	6,824,915
Total current liabilities	12,433,203	13,593,894
Commitments and Contingencies, note 5
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,945,000,000 shares authorized 1,127,205,730 and 439,342,817 shares issued and outstanding, inclusive of treasury shares	112,221	43,923
Additional paid-in capital	19,322,441	28,697,523
Common stock held in treasury stock, 7,266,667 and 41,266,667 shares	(599,833)	(12,159,833)
Accumulated deficit	(26,683,186)	(24,928,292)
Total stockholders’ deficit	(7,848,357)	(8,346,679)
Total liabilities and stockholders’ deficit	$4,584,846	$5,247,215

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2009	2008

Revenue	$941,938	$1,428,590
Cost of services	(447,514)	(784,864)
Gross profit	494,424	643,726
Administrative and selling expenses	(803,323)	(1,048,240)
Loss from Operations	(308,899)	(404,514)
Interest expense and change in derivative liability	(1,414,378)	(844,896)
Net loss before income taxes	(1,723,277)	(1,249,410)
Income taxes	––	––
Net loss	(1,723,277)	(1,249,410)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding	821,575,972	205,907,285

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	MARCH 31,	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,723,277)	$(1,249,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	151,910	271,240
Gain on exercise of warrants	––	(62,941)
Amortization of loan discount	253,557	674,928
Amortization of deferred financing costs	578,662	132,681
Depreciation and amortization	167,690	156,591
Change in value of derivative liability	(4,136)	(215,496)
Inducement Warrants	204,419	––
Net change in operating assets and liabilities	270,216	225,772

NET CASH USED IN OPERATING ACTIVITIES	(100,959)	(66,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	––	––

NET CASH USED IN INVESTING ACTIVITIES	––	––

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(17,083)	––
Issuance of common shares for cash	347,486	80,590
Proceeds from issuance of notes payable	––	77,200
Payments on notes payable	(104,240)	(267,400)
Proceeds from advances from shareholders	2,944	9,400
Payments on advances from shareholders	(18,676)	(19,064)
Payments on capital lease obligations	(2,589)	(1,013)

NET CASH PROVIDED FINANCING ACTIVITIES	207,842	(120,287)

NET INCREASE IN CASH	106,883	(186,922)

Cash balance at beginning of year	––	338,828

Cash balance at end of year	$106,883	$151,906

Supplemental disclosures:
Interest paid	$50,762	$67,252

Summary of non-cash transactions:
Conversion of debt into common shares	1,532,234	––

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2009, the Company adjusted its derivative liability to its fair value, and reflected the increase  in fair value, in its statement of operations, as an increase in interest expense.

Revenue Recognition

CBAI recognizes revenue under the provisions of Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition". Cord provides a combination of products and services to customers. This combination arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

Cord Blood recognizes revenue from both enrollment fees and processing fees upon the completion of processing. Storage fees are recognized ratably over the contractual storage period.

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19).

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

Cost of Services

Costs for Cord are incurred as umbilical cord blood is collected. These costs include the transport of the umbilical cord blood from the hospital to the lab, the lab’s processing fees, storage fees and royalties. Cord records costs in the period incurred and does not defer any costs of sales. Costs for Rain include commercial productions costs, lead generation costs and media buys.

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$106,883	$—	$—	$106,883
Derivatives liability	—	—	(2,203,020)	(2,203,020)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.27% to 3%
Expected life	0 to 5 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2008	$2,098,318
Reduction in Value	(4,136)
Reclassification	108,838
Value at March 31, 2009	$2,203,020

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 821,575,972 and 205,907,825 for the three-months ended March 31, 2009 and 2008, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued Staff Position No. FAS 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination. Also in February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements. In October 2008, the FASB issued Staff Position No. 157-3, to clarify the application of SFAS No. 157 when the market for a financial asset is inactive. In April, 2009 the FASB issued Staff Position No. FAS 157-4 which expands the application of SFAS No. 157 in situations where the volume and level of activity for the asset or liability has significantly decreased. In addition, this also provides guidance so that transactions that are not orderly can be identified. SFAS No. 157 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008.The adoption of SFAS No. 141R and SFAS No. 160 did not have an impact on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have an impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF (Emerging Issues Task Force) 07-05, Determining Whether an Instrument (or Embedded Feature) IS Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to asset in making these determination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).

This statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is currently assessing the impact that this potential change will have on our consolidated financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $26.7 million as of March 31, 2009. In addition, CBAI has a working capital deficit of approximately $12.2 million as of March 31, 2009. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. In June, 2008, the Company had announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. The Company filed a registration statement to register certain shares of common stock issuable pursuant to the Securities Purchase Agreement. The Securities and Exchange Commission declared the Registration Statement effective on November 4, 2008. In January, 2009, Tangiers purchased $100,000 of common stock. The Company continues to monitor its overall spending. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3. Accrued Expenses

The components of accrued expenses at March 31, 2009 are summarized as follows:

March 31,
2009
Accrued interest and related financing expenses	$1,913,279
Deferred Rent	15,500
Other	348,931
$2,277,710

Note 4. Notes and Loans Payable, and Derivative Liabilities

At March 31, 2009 and December 31, 2008, notes and loans payable consist of:

	March 31, 2009	December 31, 2008
Secured Convertible Debenture payable to Cornell Capital Partners (a/k/a YA Global Advisors, L.P.), secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008 (currently in default)	$957,350	$1,474,100
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008 (currently in default)	2,112,142	2,227,464
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	307,591	302,032
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due November 26, 2009	1,276,940	1,823,823
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, maturing in August, 2009	1,564,691	1,650,000
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 18% per annum, 4 equal payments remaining, maturing in May, 2009	21,026	67,251
Advance on credit card sales	75,205	133,190
Convertible Note payable to CorCell, Inc., interest at 8% per annum, due in 2008 (currently in default)	212,959	212,959
Convertible Note payable to Tangiers Investors, LP, interest at 7% per annum, principal and interest due March 28, 2010	160,000	160,000
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008 (currently in default)	83,480	83,480
	6,771,384	8,134,299
Less: Unamortized Discount	(1,181,832)	(1,309,384)

	$5,589,552	$6,824,915

CBAI is in default on several of the notes, as detailed below.

Cornell

Liquidated damages and interest have been accrued for an event of default under the terms of this note, and are recorded as accrued expenses at March 31, 2009 and December 31, 2008.

This note is in default, since it matured in December 2008. However, Cornell has provided a verbal waiver and furthermore converted $516,750 in the three-month period ended March 31, 2009.

Strategic

CBAI is in default since the note was not repaid in August 2008. However, CBAI is currently in negotiations to sell the note to a third party.

Convertible Notes Payable – Enable

Both convertible notes payable to Enable were in default in 2008. However, the Company negotiated waivers extending the maturity into 2009.

In the three-month period ended March 31, 2009, Enable converted $115,292 of its Secured Convertible Debenture and $546,883 of its 0% Convertible Debenture.

Note Payable - Shelter Island.

In the three-month period ended March 31, 2009, the Company agreed to allow Shelter to make a one-time conversion of $353,309 of its Note payable, in exchange for approximately 41 million common shares. In addition the Company renegotiated the terms of its Note in exchange a financing fee of $268,000, which was added to the amount of the Note. In February 2007, as part of the financing for the CorCell acquisition, the Company conducted an analysis under EITF 00-19, and accounted for the warrants as derivative liabilities. The total value of warrants was $5,310,142 at the date of issuance, using the Black-Scholes pricing model with the following assumptions: expected life of 5 years; stock volatility of 163%, risk-free interest rate of 3.23%, and no dividend. $2,000,000 of these warrants were recorded as loan discount, $1,218,653 was recorded as deferred financing costs to be amortized on a straight line basis over the life of the loan, and $2,091,489 was recorded as interest expense, representing the excess of the derivative liability over the amount of the note.

Notes Payable – CorCell.

CBAI is in default on its notes payable to CorCell. However, CBAI is currently in negotiations to sell the notes to a third party.

Note 5. Commitments and Contingencies

On June 27, 2008, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008. On January 22, 2009, the company entered into Amendment No. 1 with Tangiers, which, among other things, removed the floor price under this Agreement. On May, 1, 2009, the company filed an S-1 to register a further block of shares under this Securities Purchase Agreement.

Agreements

Progenitor Cell Therapy, LLC - The Company entered into an agreement on August 1, 2007, with Progenitor Cell Therapy, LLC to process, test and store all umbilical cord blood samples collected. The agreement has a five year term and contains termination provisions for each party.

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

Employment Agreements

On July 16, 2008, CBAI entered into a new three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent automatic base salary increases for each successive year. It also provided for additional share options as well as an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary.

On July 16, 2008, CBAI entered into a new three-year agreement with Mr. Joe Vicente, who serves as the Company’s Vice-President, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent automatic base salary increases for each successive year. It also provided for additional share options as well as an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary.

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2009, the balance remaining on this loan was $47,250.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2009, the balance remaining on this loan was $10,687.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2009, the balance remaining on this loan was $32,062.

During 2008 and the first quarter of 2009, Mr. Matt Schissler advanced certain sums to the Company, with no specific terms assigned to these advances. At March 31, 2009, the balance outstanding was $ 14,717.

In addition, Mr. Matt Schissler and Mr. Joe Vicente, officers of the Company, have deferred receipt of a portion of their salaries, totaling $188,916 at March 31, 2009 and which are included in accrued expenses.

Consulting Agreement

On July 1, 2008, CBAI entered into a one-year consulting agreement with Stephanie Schissler, The agreement entitles Ms. Schissler to a monthly retainer of $11,500 and stock option incentives for her services in relation to strategic corporate planning and other business related matters. The agreement automatically renews, unless a 60-day written notice of cancellation is provided by either CBAI or Ms. Schissler.

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

At March 31, 2009, the Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	23,308,140	$0.07
Granted	––
Exercised	––
Forfeited/Expired	––
Outstanding, March 31, 2009	23,308,140	$0.07
Exercisable at March 31, 2009	9,520,640	$0.16

A summary of the activity for unvested employee stock options as of March 31, 2009, and changes during the year are presented below:

	Stock Options	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2009	13,962,500	$0.01
Granted	––	––
Vested	(175,000)	$0.25
Forfeited	––	––
Nonvested at March 31, 2009	13,787,500	$0.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2009:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01 — 0.20	18,473,192	5.09	$0.02	4,685,692	4.42	$0.05
$0.21 — 0.30	3,028,850	5.63	0.25	3,028,850	5.62	0.25
$0.31 — 0.51	1,806,098	6.44	0.31	1,806,098	6.34	0.31
	23,308,140	5.27	$0.07	9,520,640	4.73	$0.16

Note 8. Warrant Agreements

On January 30, 2009, Enable Capital, a warrant holder, exercised their right to purchase 31,449,102 shares of the Company’s Common Stock at $0.0086 per share.

The following table summarizes the warrants outstanding and exercisable at March 31, 2009:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
9,028,000	$0.37	09/09/2010
19,729,730	$0.101	02/12/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	05/15/2013
9,655,531	$0.0086	05/30/2013
Total 46,126,878

The Company also has put options with Shelter Island and Ascendient, under which it could be required to repurchase 40,000,000 shares of its common stock at $0.05 per share.

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. No preferred stock has been issued to date.

Common Stock

On March 25, 2009, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 6,945,000,000 shares, par value $0.0001, up from 950,000,000. This amendment was adopted by the Company’s Board of Directors on February 12, 2009, and its Shareholders at a Special Meeting of Shareholders called for this purpose on March 23, 2009.

During the first three months ending March 31, 2009, a warrant holder exercised a portion of their warrants, or 31,449,102 shares at an exercise price of $0.0086, providing approximately $270,462 of cash. Also, certain of the Company’s note holders converted a total of $1,532,234 of debt in exchange for approximately 654 million shares. The Company received services from consultants in exchange for the issuance of approximately 23 million shares.

As of March 31, 2009 CBAI had 1,127,205,730 shares of Common Stock outstanding. An additional 7,266,667 shares has been issued and remains in the Company’s treasury.

Note 10. Segment Reporting

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

The table below presents certain financial information by business segment for the three months ended March 31, 2009:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$773,453	$0	$168,485	$941,938	$941,938
Interest Expense	1,414,378	0	0	1,414,378	1,414,378
Depreciation and Amortization	167,690	0	0	167,690	167,690
Segment Income (Loss)	(1,744,421)		21,144	(1,723,277)	(1,723,277)
Segment Assets	$4,558,533	$	$26,313	$4,584,846	$4,584,846

The table below presents certain financial information by business segment for the three months ended March 31, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$980,501	$0	$448,089	$1,428,590	$1,428,590
Interest Expense	844,896	0	0	844,896	844,896
Depreciation and Amortization	156,590	0	0	156,590	156,590
Segment Income (Loss)	(1,513,496)		264,086	(1,249,410)	(1,249,410)
Segment Assets	$6,042,601	$44	$201,672	$6,244,317	$6,244,317

Note 11. Subsequent Event

On May 5, 2009, the Company issued a $1,350,000 “Convertible Promissory Note” to a private investor (the “Company Note”). The Company Note bears interest in the form of a one time interest charge of 10%, payable with the Company Note’s principal amount on the maturity date, May 5, 2012. All or a portion of Company Note principal and interest is convertible at the option of the investor/holder from time to time, into shares of the Company’s common stock. At the same time, this same investor issued and delivered to the Company, a second “Secured & Collateralized Promissory Note” (the “Investor Note”), which served as sole consideration to the Company for the Company’s issuance of the Company Note to the investor. This Investor Note is in the principal amount of $1,300,000, bears interest in the form of a one time interest charge of 10.38%, and interest is payable with the Note’s principal on its maturity date, May 5, 2012. Immediately after the exchange by the Company of its Company Note for the Investor Note, the investor delivered to the Company the sum of $300,000 in cash, as a pre payment of the Investor Note.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following information should be read in conjunction with our March 31, 2009 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2008.

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

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, California. We also maintains offices in Philadelphia, Pennsylvania. We earn revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC (“PCT”) (formerly Bergen Community Regional Blood Services). We entered into our agreement with PCT in August 1, 2007, for testing, processing and storage of cord blood samples. The transition from Bergen to PCT has provided additional leverage to operating costs and efficiencies while maintaining the highest of quality standards. We provide the following services to each customer. In addition, some storage services are provided by ThermoFisher of Rockville, Maryland.

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

During 2007, we acquired the assets of Corcell which significantly enhanced the number of samples under our management. We will continue to assess the market conditions, particularly related to the cost of customer acquisition, and whether organic growth or continued acquisitions are the most beneficial growth strategy to maximize shareholder value.

Rain

Rain, the television and radio operations, are located in the corporate headquarters in Los Angeles, California. Rain provides advertising and direct marketing customers a range of services including:

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

In December, 2007, Rain made a significant shift in its business development strategy. Rain’s revenues prior to 2008 were largely reliant on a few customers. Rain decided that a business model with smaller contracts and a larger volume of customers would better serve the marketplace and steady the large swings in revenues for the segment. We recently decided to focus our attention on Cord’s business but will continue to operate Rain with minimal resources.

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

Results of Operations for the Three-Months Ended March 31, 2009

For the three months ended March 31, 2009, our total revenue decreased approximately $487,000, or 34% to $942,000. Cord’s revenues decreased $207,000 or 21%, to $773,000, because of limited expenditures in marketing and advertising. Cord remains focused on strategic organic growth and accretive acquisition strategies, which will limit the losses and negative cash flow. However, the Company’s billings in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 significantly increased as measured by the increase in deferred revenues of approximately $240,000, jumping from $979,000 to $1,219,000. As described in the Company’s significant accounting policies (Note 2), deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year. Rain’s revenues decreased approximately $280,000, or 62%, due to a change in the business model. Rain is focused on creating an annuity base business with high volume advertising. Historically, Rain was reliant on a few large advertising contracts, and the risks associated with those. Understanding that it would be difficult to value a few contracts, Rain made a decision in December of 2007 to focus on low cost, high volume, annuity based advertising. The result in this change for the first three months was a loss in revenue.

Cost of services decreased 43% or by $338,000 as a result of lower revenues, but Gross Profit increased from 45% of revenues to 52.5% due to a significantly higher proportion of revenues coming from the higher margin Cord business. We anticipate that through the continued growth and expansion of our Cord business, we will increasingly benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $245,000 or 23% from the prior comparative period to $803,000. We continue to monitor its expenses across the board, due to cash restrictions. We have had to raise additional debt to finance both our acquisitions as well as our operating losses. In addition, these financings resulted in a change in the Company’s derivative liabilities. Consequently, interest, financing costs and changes in derivative liabilities increased from $0.8 million to $1.4 million. All interest charges during the period have been recorded.

Our net loss increased by $0.4 million, or 38% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $1.7 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had $106,883 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity would, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations. On June 27, 2008, we entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI has filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008. On January 22, 2009, the company entered into Amendment No. 1 with Tangiers, which, among other things, removed the floor price under this Agreement.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. The Company filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to a Securities Purchase Agreement as discussed above. The registration statement was declared effective on November 4, 2008. We anticipate raising additional capital to hire the necessary staff to address the material weaknesses disclosed in our latest Form 10K. On May, 1, 2009, the company filed an S-1 to register a further block of shares under this Securities Purchase Agreement.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended March 31, 2009 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. The Company filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to a Securities Purchase Agreement as discussed above. The registration statement was declared effective on November 4, 2008. On May, 1, 2009, the company filed an S-1 to register a further block of shares under this Securities Purchase Agreement. We are hoping to raise some additional capital to hire the necessary staff and address the material weaknesses disclosed in our latest Form 10K. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 25, 2009, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 6,945,000,000 shares, par value $0.0001, up from 950,000,000. This amendment was adopted by the Company’s Board of Directors on February 12, 2009, and its Shareholders at a Special Meeting of Shareholders called for this purpose on March 23, 2009.

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

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

CORD BLOOD AMERICA, INC.

Date: May 19, 2009	By:	/s/ MATTHEW L. SCHISSLER
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

20