Form 10-Q
period 2009-06-30
Cord Blood America, Inc.
filed 2009-08-14
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended June 30, 2009

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of August 10, 2009: 2,611,087,327, exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited)

3

Consolidated Balance SheetS as of June 30, 2009 (unaudited) and December 31, 2008 (audited)

3

Consolidated Statements of Operations (unaudited) for the six months ended
June 30, 2009 and 2008

4

Consolidated Statementsof Operations (unaudited) for the three months ended
June 30, 2009 and 2008

5

Consolidated Statements of Cash Flows (unaudited) for the six months ended
June 30, 2009 and 2008

6

Notes to Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 4t.

Controls And Procedures

22

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 2.

Unregistered Sales Of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Submission of Matters to a Vote of Securities Holders

23

Item 5.

Other Information

23

Item 6.

Exhibits and Reports on Form 8-K

23

Signatures

24

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
Current assets:	June 30, 2009	December 31, 2008
Cash	$324,549	$––
Accounts receivable, net of allowance for doubtful accounts of $45,000	128,794	106,075
Supplies	2,574	2,574
Prepaid expenses	10,683	47,685
Total current assets	466,600	156,334
Property and equipment, net of accumulated depreciation and amortization of $324,587 and $293,741	18,589	49,435
Deferred financing costs	37,695	648,767
Customer contracts and relationships, net of amortization of $1,229,789 and $954,124	4,095,929	4,371,594
Deposits	20,130	20,130
Domain name, net of amortization of $137 and $115	263	285
Other assets	670	670
Total assets	$4,639,876	$5,247,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$--	$17,083
Accounts payable	887,778	1,173,850
Accrued expenses	238,896	2,161,704
Deferred revenue	1,290,692	1,194,987
Wages owing to Officers	94,749	––
Advances from Officers	86,040	120,448
Capital lease obligations	––	2,589
Derivatives Liability	2,623,653	2,098,318
Promissory notes payable, net of unamortized discount of $869,114 and $1,309,384	3,814,765	6,824,915
Total current liabilities	9,036,573	13,593,894
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,945,000,000 shares authorized, 2,257,917,750 and 493,342,817 shares issued and outstanding, inclusive of treasury shares	225,781	43,923
Additional paid-in capital	24,558,508	28,697,523
Common stock held in treasury stock, 7,266,667 and 41,266,667 shares	(599,833)	(12,159,833)
Accumulated deficit	(28,581,153)	(24,928,292)
Total stockholders’ deficit	(4,396,697)	(8,346,679)
Total liabilities and stockholders’ deficit	$4, 639,876	$5,247,215

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2009	2008
Revenue	$1,755,888	$2,401,762
Cost of services	(763,728)	(1,072,165)
Gross profit	992,160	1,329,597
Administrative and selling expenses	(1,806,810)	(1,891,851)
Loss from Operations	(814,650)	(562,254)
Interest expense and change in derivative liability	(2,809,719)	(3,186,298)
Net loss before income taxes	(3,624,369)	(3,748,552)
Income taxes	––	––
Net loss	(3,624,369)	(3,748,552)
Basic and diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding	1,241,549,527	214,573,655

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2009	2008
Revenue	$813,950	$1,057,262
Cost of services	(316,214)	(371,391)
Gross profit	497,736	685,871
Administrative and selling expenses	(1,003,487)	(843,611)
Loss from Operations	(505,751)	(157,740)
Interest expense and change in derivative liability	(1,395,342)	(2,341,409)
Net loss before income taxes	(1,901,093)	(2,499,142)
Income taxes	––	––
Net loss	(1,901,093)	(2,499,142)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding	1,649,734,836	231,955,641

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,624,369)	$(3,748,552)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	297,136	454,252
Gain on exercise of warrants	--	(150,007)
Expenses incurred in relation to stock options	29,293
Amortization of loan discount	1,438,457	1,371,904
Amortization of deferred financing costs	611,072	278,822
Depreciation and amortization	306,533	304,981
Change in value of derivative liability	(53,691)	958,359
Shares issued for financing	299,693	––
Net change in operating assets and liabilities	109,751	348,678
Net cash used in (provided by) operating activities	(586,125)	(181,563)

Cash flows from investing activities:
Net cash provided by investing activities	––	––

Cash flows from financing activities:
Bank overdraft	(17,083)	––
Repayments on loans payable	(180,708)	(367,613)
Proceeds from advances from officers	2,944	15,538
Issuance of common shares for cash	645,462	183,877
Proceeds from issuance of notes payable	500,000	82,900
Payments on capital lease obligations	(2,589)	(1,487)
Payments on advances from officers	(37,352)	(35,998)
Net cash provided by (used in) financing activities	910,674	(122,783)

Net increase (decrease) in cash	324,549	(304,346)
Cash and cash equivalents, at beginning of period	––	338,828
Cash and cash equivalents, at end of period	$324,549	$34,482

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$100,931	$86,311
Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock for accrued financing costs	967,260	––

Debt repaid through issuance of common stock	$4,994,818	$––

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. CBAI has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date the statements were available to be issued, which was August 11, 2009.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2009, the Company adjusted its derivative liability to its fair value, and reflected the decrease in fair value, in its statement of operations, as a reduction of interest expense.

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$324,549	$—	$—	$324,549

Derivatives liability	—	—	(2,623,653)	(2,623,653)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.27% to 3.94%
Expected life	0 to 5 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2008	2,098,318
Issuance of instruments	1,020,244
Increase in Value	(53,691)
Reclassification	441,218
Value at June 30, 2009	$2,623,653

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”) and a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 160 modifies the accounting for non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 141R establishes the measurements in a business combination of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Both of these related statements are effective for fiscal years beginning after December 15, 2008. Currently, the Company does not expect the adoption of SFAS No. 161 will have an impact on our consolidated financial statements, unless we make a business acquisition.

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

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. The Company does not believe the adoption of FSP No. APB 14-1 had a material impact on our consolidated financial statements.

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

On November 14, 2008, the U.S. Securities and Exchange Commission, or SEC, issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company does not believe the adoption had a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending on or after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s business, results of operations or financial condition.

In June, 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $28.6 million as of June 30, 2009. In addition, CBAI has a working capital deficit of approximately $8.6 million as of June 30, 2009. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. In June, 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. In the first six months of the year, Tangiers has purchased $325,000 of common stock. In May, 2009, the Company announced the signing of a Secured & Collateralized Convertible Promissory Note for $1.3 million. The Company has drawn $325,000 of this Note as of June 30, 2009. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On August 3, 2009, the company filed its registration statement for these shares. The Company has also taken steps to reduce its overall spending through the reduction of headcount and cuts in sales and administrative expenses. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3. Accrued Expenses

The components of accrued expenses at June 30, 2009 are summarized as follows:

June 30,
2009
Accrued interest and related financing expenses	$55,308
Deferred Rent	23,410
Other	160,178
$238,896

Note 4. Notes and Loans Payable

At June 30, 2009 and December 31, 2008, notes and loans payable consist of:

	June 30, 2009	December 31, 2008
Secured Convertible Debenture payable to Cornell Capital Partners (a/k/a YA Global Advisors, L.P.), secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	$––	$1,474,100
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	––	2,227,464
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on November 30, 2010	1,887,569	––
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	--	302,032
Promissory Note payable to JMJ Financial, interest at 8% per annum	324,500	––
Convertible Promissory Note payable to Floyd Associates, interest at 10% compounded monthly, due December 23, 2009	200,000	––
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due November 26, 2009	1,131,861	1,823,823
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, maturing in August, 2009	375,000	1,650,000
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 18% per annum, 4 equal payments remaining, maturing in May, 2009	––	67,251
Advance on credit card sales	19,734	133,190
Convertible Note payable to CorCell, Inc., interest at 8% per annum, due in 2008 (currently in default)	212,959	212,959
Convertible Note payable to Tangiers Investors, LP, interest at 7% per annum, principal and interest due March 28, 2010	110,000	160,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	338,768	––
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008 (currently in default)	83,480	83,480
	4,683,871	8,134,299
Less: Unamortized Discount	(869,106)	(1,309,384)
	$3,814,765	$6,824,915

CBAI is in default on the following notes, as detailed below.

Notes Payable – CorCell.

CBAI is in default on its notes payable to CorCell. However, CBAI is currently in negotiations to sell the notes to a third party.

Note 5. Commitments and Contingencies

On June 27, 2008, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008. On January 22, 2009, the Company entered into Amendment No. 1 with Tangiers, which, among other things, removed the floor price under this Agreement. On May1, 2009, the Company filed an S-1 to register a further block of shares under this Securities Purchase Agreement.

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

Employment Agreements

On July 16, 2008, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $165,000 through July 14, 2009. The Executive Agreement entitles Mr. Schissler to receive a performance bonus of up to 30% of his salary, as well as certain other benefits, including stock options. Mr. Schissler is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%, provided the Board approves such increase. CBAI also entered into a one-year employment agreement with Mr. Joe Vicente. Pursuant to his Agreement, Mr. Vicente serves as Vice President of CBAI at an annual salary of $115,000 through July 14, 2009. The Executive Agreement entitles Mr. Vicente to receive a performance bonus of up to 25% of his salary, as well as certain other benefits, including stock options. Mr. Vicente is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%, provided the Board approves such increase .

Operating Lease

On June 16, 2009, the Company entered into a sixty-three month operating lease, ending September 30, 2014, in Las Vegas, Nevada, where the Company plans to re-locate in the fourth quarter of 2009. The lease calls for a monthly base rent of $11,663, commencing on October 16, 2009.

Commitments for minimum future rental payments, by year and in the aggregate, to be paid under this operating lease as of December 31, 2009, are as follows:

2009	$50,035
2010	178,500
2011	178,500
2012	178,500
2013	178,500
$764,035

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2009, the balance remaining on this loan was $37,125.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2009, the balance remaining on this loan was $8,548.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2009, the balance remaining on this loan was $25,650.

During 2008 and the first quarter of 2009, Mr. Matt Schissler advanced certain sums to the Company, with no specific terms assigned to these advances. At June 30, 2009, the balance outstanding was $14,717.

In addition, Mr. Matt Schissler and Mr. Joe Vicente, officers of the Company, have deferred receipt of a portion of their salaries, totaling $94,749 at June 30, 2009 and which are included in accrued expenses.

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

At June 30, 2009, the Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	23,308,140	$0.07
Granted	0
Exercised	0
Forfeited/Expired	0
Outstanding, June 30, 2009	23,308,140	$0.07
Exercisable at June 30, 2009	9,520,140	$0.16

A summary of the activity for unvested employee stock options as of June 30, 2009, and changes during the year is presented below:

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2009:

	Stock Options	Weighted Average Grant Date Fair Value per Share

Nonvested at January 1, 2009	13,962,500	$0.01
Granted	0	––
Vested	(175,000)	$0.25
Forfeited	0	––
Nonvested at June 30, 2009	13,787,500	$0.01

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01 — 0.20	18,473,192	4.84	$0.02	4,685,192	4.17	$0.05
$0.21 — 0.30	3,028,850	5.38	0.25	3,028,850	5.38	0.25
$0.31 — 0.51	1,806,098	6.19	0.31	1,806,098	6.19	0.31
	23,308,140	5.02	$0.07	9,520,640	6.81	$0.16

Note 8. Warrant Agreements

On June 23, 2009, the Company issued a Promissory Note for $200,000 along with 54,200,542 three-year warrants at $0.0037 per share.

On January 30, 2009, Enable Capital, a warrant holder, exercised their right to purchase 31,449,102 shares of the Company’s Common Stock at $0.0086 per share.

The following table summarizes the warrants outstanding and exercisable at June 30, 2009:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
9,028,000	$0.37	09/09/2010
19,729,730	$0.101	09/12/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	05/12/2013
9,655,531	$0.0086	05/30/2013
54,200,542	$0.0037	06/23/2012
Total 100,327,420

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

During the first six months ending June 30, 2009, a warrant holder exercised a portion of their warrants, or 31,449,102 shares at an exercise price of $0.0086, providing approximately $270,462 of cash. Also, certain of the Company’s note holders converted a total of $5.0 million of debt in exchange for approximately 1,620 million shares. The Company received services from consultants in exchange for the issuance of approximately 72 million shares.

As of June 30, 2009 CBAI had 2,257,917,750 shares of Common Stock outstanding. An additional 7,266,667 shares has been issued and remains in the Company’s treasury.

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

The table below presents certain financial information by business segment for the six months ended June 30, 2009:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,573,571	$0	$182,317	$1,755,888	$1,755,888
Interest Expense	2,807,001	0	2,719	2,809,720	2,809,720
Depreciation and Amortization	306,533	0	0	306,533	306,533
Segment Income (Loss)	(3,587,805)		(36,564)	(3,624,369)	(3,624,369)
Segment Assets	$4,344,914	$3,150	$291,812	$4,639,876	$4,639,876

The table below presents certain financial information by business segment for the six months ended June 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$1,768,892	$0	$632,870	$2,401,762	$2,401,762
Interest Expense	3,182,426	0	3,872	3,186,298	3,186,298
Depreciation and Amortization	304,426	0	0	304,426	304,426
Segment Income (Loss)	(4,053,307)		304,755	(3,748,552)	(3,748,552)
Segment Assets	$5,706,639	$97	$152,958	$5,859,694	$5,859,694

The table below presents certain financial information by business segment for the three months ended June 30, 2009:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$800,118	$0	$13,832	$813,950	$813,950
Interest Expense	1,395,342	0	0	1,395,342	1,395,342
Depreciation and Amortization	138,843	0		138,843	138,843
Segment Income (Loss)	(1,843,385)		(57,708)	(1,901,893)	(1,901,893)
Segment Assets	$4,344,914	$3,150	$291,812	$4,639,876	$4,639,876

The table below presents certain financial information by business segment for the three months ended June 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$872,481	$0	$184,781	$1,057,262	$1,057,262
Interest Expense	2,337,809	0	3,593	2,341,402	2,341,402
Depreciation and Amortization	148,391	0	0	148,391	148,391
Segment Income (Loss)	(2,526,475)		27,333	(2,499,142)	(2,499,142)
Segment Assets	$5,706,639	$97	$152,958	$5,859,694	$5,859,694

Note 11. Subsequent Events

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On August 3, 2009, the company filed its registration statement for these shares.

On July 13, 2009, registrant acted to increase total shares available under its Cord Blood America, Inc. 2009 Flexible Stock Plan, to 400 million common shares. The Board of Directors then acted, in each case with the conflicted director abstaining, to compensate key Executive Officers of registrant for past services completed, by the issuance of stock options to acquire registrant’s common stock. The Board also granted incentive stock options which will vest in the future to key Executive Officers provided they continue to provide services to the Company. All options granted have a four year term from their date of vesting, and are exercisable at an exercise price of $0.0033 per share, which was the closing stock price for the registrant’s commons stock on July 13, 2009.

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

The following information should be read in conjunction with our June 30, 2009 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2008. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2008.

Summary and Outlook of the Business

CBAI is engaged in the business of collecting, testing, processing and preserving umbilical cord blood, thereby allowing families to preserve cord blood at the birth of a child for potential use in future stem cell therapy. CBAI is organized as a holding company. Its subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. (“BodyCells”), CBA Properties, Inc. (“Properties”), and Career Channel Inc, D/B/A Rainmakers International (“Rain”) .

The bulk of CBAI business is conducted in Cord which conducts its umbilical cord blood stem cell preservation, and in Rain, which conducts its television and radio advertising operations. BodyCells is in development stage and is in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential use in stem cell therapy. Properties was formed to hold the corporate trademarks and any other intellectual property of the CBAI and its subsidiaries.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Los Angeles, CA. Cord also maintains offices in Philadelphia, Pennsylvania. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is conducted by our outsourced laboratory partner subcontractor. We provide the following services to each customer.

☐

Collection Materials. We provide a medical kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

☐

Physician And Customer Support. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

☐

Transportation. We coordinate the transportation of the cord blood unit to our laboratory partner, Progenitor Cell Therapies, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

☐

Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. We report these results to the newborn’s mother.

☐

Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

We intend to continue our organic growth in this business through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and through continuing efforts to leverage those relationships in the pregnancy programs with those providers. We also plan to build additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies.

Rain

Rain, the television, radio, on-hold and motor sports advertising operations, are located in the corporate headquarters in Los Angeles, CA. The offices were relocated from Carlsbad, CA in September 2006. Rain provides advertising and direct marketing customers a range of services including:

☐

the placement of advertising in television, radio, on-hold and motor sports outlets;

☐

the production of advertising content, including television commercials and radio copy, which is outsourced to third party production companies; and

☐

advertising and marketing consulting services which can include assistance in not only developing an advertising program, but helping the client to develop the particular product or service, determine the appropriate market and design and implement an overall marketing program and strategy.

A majority of Rain's revenues are earned via direct response media buys for clients, and per inquiry campaigns. For direct response, we currently buy television and radio schedules for our clients on a national and local level. Our national television outlets include Directv, DISH Network, Comcast Digital, national cable networks and various local cable interconnects. We buy time with numerous national radio networks including Premiere Radio, Clear Channel, Westwood One and Jones Radio Network, along with a variety of local radio stations. For per inquiry advertising, we focus on national campaigns. The placements are made using our internal media buyers and other agencies with which we have formed strategic marketing alliances. We also generate revenues through the commercial production aspect of our business using production subcontractors. Our on-hold advertising is placed on a client’s telephone system and production for this product is outsourced to subcontractors. Motor sports sponsorship is placed on vehicles in various motor sports circuits.

In December, 2007, Rain began a significant shift in its business development strategy. Rain’s revenues prior to January 1, 2008 were largely reliant on a few customers. Rain decided that a business model with smaller contracts and a larger volume of customers would better serve the marketplace and steady the large swings in revenues for the segment. In 2008, the senior sales person of Rain departed. The Company is re-analyzing its strategy. Rain believes that under the current economic climate, it will wait to decide whether or not to re-engage actively in the industry in 2010. In the interim, CBAI is not focused on the short term growth of Rain.

BodyCells

We are seeking opportunities by acquisition or internal growth for establishment of this business. BodyCells’ business plan contemplates a model which would provide products and services to facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells thus allowing individuals to privately preserve their stem cells, for potential future use in stem cell therapy. BodyCells is in a start-up mode at this date.

Results of Operations for the Six-Months Ended June 30, 2009

For the six months ended June 30, 2009, our total revenue decreased approximately $0.6 million, or 26.9% to $1.8 million. Rain’s revenues decreased approximately $0.5 million, or 71.2%, due to the change in the Rain business model as well as our management decision to deemphasize this business.

Cord’s revenues decreased $.2 million or 10% to 1.6 million because of general economic conditions which have slowed consumer spending and cutbacks in marketing and advertising due to a lack of capital.

Cost of services decreased 28.8% or by $0.3 million as a result of lower revenues, but Gross Profit increased from 55.4% of revenues to 56.5%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will continue to benefit from economies of scale in that business segment.

Administrative and selling expenses decreased by approximately $0.1 million or 4.5% from the prior comparative period to $1.8 million. The Company reduced its salaries by $0.2 million as compared to the comparative period, and reduced its marketing costs and office expenses by approximately $0.1 million, as the Company reduced its expenses in its Rain division. These reductions were partially offset by an increase in professional fees and public company costs of approximately $0.2 million, primarily due to the Company’s costs associated with acquisition of additional working capital. The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In March 2009, the Company’s shareholders authorized a significant increase in the Company’s authorized capital. This has allowed the Company to convert a significant amount of debt. As a result, the interest, financing costs and changes in derivative liabilities have decreased from $3.2 million to $2.8 million, or 11.8% as compared to the comparative period. All interest charges during the period have been accrued.

Our net loss decreased by $0.1 million, or 3.3%, from the prior comparative period.

Results of Operations for the Three-Months Ended June 30, 2009

For the three months ended June 30, 2009, our total revenue decreased approximately $0.2 million, or 23% to approximately $0.8 million. Rain’s revenues decreased approximately $0.2 million, or 92.5%, for the reasons outlined above. Cord’s revenues decreased $0.1 million, or 8.3%, to approximately $0.8 million, because of significant cutbacks in marketing and advertising. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate continuing losses and negative cash flow.

Cost of services decreased 27.4% or $0.2 million as a result of lower revenues, but Gross Profit decreased from 64.9% of revenues to 61.2%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, Cord will be able to benefit from economies of scale in that business segment.

Administrative and selling expenses increased by approximately $0.1 million, or 19.0% from the prior comparative period to $1.0 million. The Company had an increase in professional fees and public company costs of approximately $0.2 million, primarily due to the Company’s costs associated with its search for additional capital, offset by a decrease of approximately $0.1 million in wages and marketing costs. The Company has had to raise additional debt to finance both its acquisitions as well as its operating losses. In March 2009, the Company’s shareholders authorized a significant increase in the Company’s authorized capital. This has allowed the Company to convert a significant amount of debt. Consequently, interest, financing costs and changes in derivative liabilities decreased 40.4%, from $2.3 million to $1.4 million in the comparative period. All interest charges during the period have been accrued.

Our net loss decreased by $0.6 million, or 23.9% from the prior comparative period

Liquidity and Capital Resources

We have experienced net losses of $3.6 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had $324,549 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we will likely continue to experience net negative cash flows from operations. We hope to be able to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide the necessary working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, depending on the terms of its placement, among other things result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products and services, we could be forced to curtail or possibly cease operations.

In June, 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. In the first six months of the year, Tangiers has purchased $325,000 of common stock. In May, 2009, the Company announced the signing of a Secured & Collateralized Convertible Promissory Note for $1.3 million. The Company has drawn $325,000 of this Note as of June 30, 2009. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On August 3, 2009, the company filed its registration statement for these shares.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. If we are able to draw down most of this commitment, we expect to be in a position to add additional staff, which will allow us strengthen some of our controls.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the six months ended June 30, 2009 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. If we are able to draw down most of this commitment, we expect to be in a position to add additional staff, which will allow us strengthen some of our controls. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2009, the Company issued a Promissory Note for $200,000 along with 54,200,542 three-year warrants at $0.0037 per share

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

10.4

Securities Purchase Agreement, dated as of June 27, 2008, by and between the Company and Tangiers Investors, LP (3)

10.5

Registration Rights Agreement, dated as of June 27, 2008, by and between the Company and the Tangiers Investors, LP. (3)

10.6

Form of Lock-Up Agreement. (3)

10.7

Stock Purchase Agreement with Optimus Capital Partners, LLC, dated as of August 3, 2009. (4)

10.8

1.3 Million Dollar Secured & Collateralized Convertible Promissory Note, dated May 18, 2009. (5)

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

(2)

Filed as an exhibit to Current Report on Form 8-K filed on June 3, 2008.

(3)

Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(4)

Filed as an exhibit to Current Report on Form 8-K filed on August 3, 2009.

(5)

Filed as an exhibit to Current Report on Form 8-K filed on May 18, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

By:	/s/ Matthew L. Schissler
Name:	Matthew L. Schissler Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Title:

Date:  August 13, 2009