Form 10-Q
period 2009-09-30
Cord Blood America, Inc.
filed 2009-11-13
CIK 1289496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from _________ to _________

———————

CORD BLOOD AMERICA, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

———————

FLORIDA	000-50746	65-1078768
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1857 HELM DRIVE LAS VEGAS, NV 89119	89119
(Address of principal executive offices)	(Zip Code)

(702) 914-7250

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of November 9, 2009: 4,568,253,327, exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)

1

Consolidated Balance Sheets (unaudited) as of September 30, 2009 and
December 31, 2008 (audited)

1

Consolidated Statements of Operations (unaudited) for the nine months ended
September 30, 2009 and 2008

2

Consolidated Statements of Operations (unaudited) for the three months ended
September 30, 2009 and 2008

3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
September 30, 2009 and 2008

4

Notes to Consolidated Financial Statements (unaudited)

6

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 4t.       Controls And Procedures

20

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

21

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

21

Item 3.       Defaults Upon Senior Securities

21

Item 4.       Submission Of Matters To A Vote Of Securities Holders

21

Item 5.       Other Information

21

Item 6.       Exhibits And Reports On Form 8-K

21

Signatures

22

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS
Current assets:	September 30, 2009	December 31, 2008
Cash	$158,164	$––
Accounts receivable, net of allowance for doubtful accounts of $45,000	93,448	106,075
Supplies	2,574	2,574
Prepaid expenses	10,683	47,685
Total current assets	264,869	156,334
Property and equipment, net of accumulated depreciation and amortization of $338,742 and $293,741	39,024	49,435
Deferred financing costs	––	648,767
Customer contracts and relationships, net of amortization of $1,353,651 and $954,124	3,972,067	4,371,594
Deposits	20,130	20,130
Domain name, net of amortization of $147 and $115	253	285
Other assets	670	670
Total assets	$4,297,013	$5,247,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$––	$17,083
Accounts payable	559,815	1,173,850
Accrued expenses	96,656	2,161,704
Deferred revenue	1,223,117	1,194,987
Advances from Officers	67,288	120,448
Capital lease obligations	--	2,589
Derivatives Liability	2,710,135	2,098,318
Promissory notes payable, net of unamortized discount of $133,223 and $1,309,384	929,438	6,824,915
Total current liabilities	5,586,449	13,593,894
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,945,000,000 shares authorized, 4,111,635,955 and 493,342,817 shares issued and outstanding, inclusive of treasury shares	411,162	43,923
Additional paid-in capital	29,777,091	28,697,523
Common stock held in treasury stock, 7,266,667 and 41,266,667 shares	(599,833)	(12,159,833)
Accumulated deficit	(30,877,856)	(24,928,292)
Total stockholders’ deficit	(1,289,436)	(8,346,679)
Total liabilities and stockholders’ deficit	$4, 297,013	$5,247,215

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
Revenue	$2,594,126	$3,329,120
Cost of services	(967,235)	(1,522,101)
Gross profit	1,626,891	1,807,019
Administrative and selling expenses	(3,386,260)	(2,833,896)
Loss from Operations	(1,759,369)	(1,026,877)
Interest expense and change in derivative liability	(4,163,643)	(4,332,817)
Net loss before income taxes	(5,923,012)	(5,359,194)
Income taxes	––	––
Net loss	(5,923,012)	(5,359,194)
Basic and diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding	1,755,784,836	232,263,129

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
Revenue	$838,238	927,359
Cost of services	(203,507)	(449,937)
Gross profit	634,731	477,422
Administrative and selling expenses	(1,579,450)	(942,045)
Loss from Operations	(944,719)	(464,623)
Interest expense and change in derivative liability	(1,353,924)	(1,146,019)
Net loss before income taxes	(2,298,943)	(1,610,642)
Income taxes	––	––
Net loss	(2,298,943)	(1,610,642)
Basic and diluted loss per share	$(0.00)	(0.01)
Weighted average common shares outstanding	2,775,994,889	258,075,887

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,923,012)	$(5,359,194)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	403,986	675,055
Gain on exercise of warrants	––	(150,007)
Amortization of loan discount	1,607,143	2,090,484
Amortization of deferred financing costs	648,767	421,155
Depreciation and amortization	444,560	440,579
Change in value of derivative liability	1,003,978	1,019,611
Share based compensation	633,007	––
Shares and warrants issued for financing	204,419	––
Net change in operating assets and liabilities	(277,583)	651,909
Net cash used in (provided by) operating activities	(1,254,435)	(210,408)

Cash flows from investing activities:
Payments for purchased of property and equipment	(34,590)	––

Net cash provided by investing activities	(34,590)	(34,590)

Cash flows from financing activities:
Bank overdraft	(17,083)	––
Repayments on loans payable	(200,441)	(584,216)
Proceeds from advances from officers	2,964	15,538
Issuance of common shares for cash	1,220,462	287,981
Proceeds from issuance of notes payable	500,000	278,228
Payments on capital lease obligations	(2,589)	(1,750)
Payments on advances from officers	(56,124)	(67,600)
Net cash provided by (used in) financing activities	1,447,189	(71,819)

Net increase (decrease) in cash	158,164	(282,227)
Cash and cash equivalents, at beginning of period	––	338,828
Cash and cash equivalents, at end of period	$158,164	$56,599

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$128,294	$102,506
Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock for accrued financing costs	1,080,107	––

Debt repaid through issuance of common stock	$8,596,301	$25,000

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). CBAI and its subsidiaries engage in the following business activities:

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. CBAI has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date the statements were available to be issued, which was November 12, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly owned subsidiaries, Cord, CorCell Co, CorCell Ltd., BodyCells, Properties and Rain. Significant inter-company balances and transactions have been eliminated upon consolidation.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Valuation of Derivative Instruments

Guidance issued by the Financial Accounting Standards Board (“FASB”) requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with guidance issued by the FASB to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2009, the Company adjusted its derivative liability to its fair value, and reflected the increase in fair value, in its statement of operations, as an increase of interest expense.

Revenue Recognition

CBAI recognizes revenue relating to multiple deliverable arrangements according to guidance issued by the FASB.

Cord Blood recognizes revenue from both enrollment fees and processing fees upon the completion of processing. Storage fees are recognized ratably over the contractual storage period, unless the customer enrolls in the Annual Payment Option.

Rain generates revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis according to guidance issued by the FASB.

Rain's revenue recognition policy involves significant judgments and estimates about the ability to collect. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients' customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client's customers and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment. Rain recognizes revenue generated through per inquiry advertising as the inquiry leads are delivered to the customer.

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

Fair Value Measurements

The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“FAS 157”), effective January 1, 2007. SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

judgment associated with the inputs used to measure the fair value. Level inputs, as defined by SFAS 157, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$158,164	$—	$—	$158,164

Derivatives liability	—	—	(2,710,135)	(2,710,135)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.18% to 1.45%
Expected life	0 to 5 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2008	2,098,318
Issuance of instruments	443,015
Increase in Value	1,003,978
Reclassification	(835,176)
Value at June 30, 2009	$2,710,135

Net Loss Per Common Share

Net loss per common share is calculated in accordance with guidance issued by the FASB. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 ” (formerly Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this guidance on January 1, 2009, the beginning of our fiscal year 2009, which had no impact on our consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Asset)s, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Position will be effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued revised guidance on Convertible Debt Instruments. The revised guidance which is now part of ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”)). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. The adoption of FSP No. APB 14-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1). This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 as required.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

Going Concern

CBAI's consolidated financial statements have been prepared assuming it will continue as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $30.9 million as of September 30, 2009. In addition, CBAI has a working capital deficit of approximately $5.3 million as of September 30, 2009. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement, the Shelter Securities Purchase Agreement and the Enable Securities Purchase Agreement. CBAI is continuing to attempt to increase revenues within its core businesses. In addition, CBAI is exploring alternate ways of generating revenues through acquiring other businesses in the stem cell industry. In June 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. In May 2009, the Company announced the signing of a Secured & Collateralized Convertible Promissory Note for $1.3 million. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On November 2, 2009, the Company filed its registration statement for these shares. During the nine months ended September 30, 2009, the company drew down $500,000 in debt, repaid approximately $200,000 of outstanding debt, and converted $8.7 million in outstanding debt and accrued interest for 3.2 billion shares of common stock. Additionally, the Company 307 million shares of common stock for approximately $1.2 million during the nine months ended September 30, 2009. The Company has

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

also taken steps to reduce its overall spending through the reduction of headcount and cuts in sales and administrative expenses. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Note 3. Accrued Expenses

The components of accrued expenses at September 30, 2009 are summarized as follows:

September 30,
2009
Accrued interest and related financing expenses	$6,741
Deferred Rent	7,601
Other	82,314
$96,656

Note 4. Notes and Loans Payable

At September 30, 2009 and December 31, 2008, notes and loans payable consist of:

	September 30, 2009	December 31, 2008
Secured Convertible Debenture payable to Cornell Capital Partners (a/k/a YA Global Advisors, L.P.), secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	$––	$1,474,100
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	––	2,227,464
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	––	302,032
Convertible Promissory Note payable to Floyd Associates, interest at 10% compounded monthly, due December 23, 2009	200,000	––
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due November 26, 2009	512,661	1,823,823
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, maturing in August 2009	––	1,650,000
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 18% per annum, 4 equal payments remaining, maturing in May 2009	––	67,251
Advance on credit card sales	––	133,190
Convertible Note payable to CorCell, Inc., interest at 8% per annum, due in 2008	––	212,959
Convertible Note payable to Tangiers Investors, LP, interest at 7% per annum, principal and interest due March 28, 2010	––	160,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	350,000	––
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March 2008	––	83,480
	1,062,661	8,134,299
Less: Unamortized Discount	(133,223)	(1,309,384)

	$929,438	$6,824,915

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Note 5. Commitments and Contingencies

On June 27, 2008, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008. On January 22, 2009, the Company entered into Amendment No. 1 with Tangiers, which, among other things, removed the floor price under this Agreement. On May 1, 2009, the Company filed an S-1 to register a further block of shares under this Securities Purchase Agreement.

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On November 2, 2009, the Company filed its registration statement for these shares.

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

Operating Lease

On June 16, 2009, the Company entered into a 63 month operating lease, ending September 30, 2014, in Las Vegas, Nevada, where the Company has opened a 17,000 square foot facility. The lease calls for a monthly base rent of $11,663, commencing on October 16, 2009.

Commitments for minimum future rental payments, by year and in the aggregate, to be paid under this operating lease as of September 30, 2009, are as follows:

2009	$50,035
2010	178,500
2011	178,500
2012	178,500
2013	178,500
2014	133,875
$897,910

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2009, the balance remaining on this loan was $27,000.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2009, the balance remaining on this loan was $6,413.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At September 30, 2009, the balance remaining on this loan was $19,238.

During 2008 and the first quarter of 2009, Mr. Matt Schissler advanced certain sums to the Company, with no specific terms assigned to these advances. At September 30, 2009, the balance outstanding was $14,737.

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

Note 7. Share Based Compensation

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company. On July 13, 2009, the Company registered its 2009 Flexible Stock Plan, which increases the total shares available to 400 million common shares. The agreement allows the Company to issue either stock options or common shares from this Plan. The Company awarded a total of 362 million options to purchase common shares to its key executives, to compensate them for both past services and future services.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

At September 30, 2009, the Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	23,308,140	$0.072
Granted	361,644,000	0.003
Exercised	0
Forfeited/Expired	0
Outstanding, September 30, 2009	384,952,140	$0.007
Exercisable at September 30, 2009	194,645,140	$0.011

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

A summary of the activity for unvested employee stock options as of September 30, 2009, and changes during the year is presented below:

	Stock Options	Weighted Average Grant Date Fair Value per Share

Nonvested at January 1, 2009	13,962,500	$0.013
Granted	361,644,000	0.003
Vested	(185,299,500)	$0.003
Forfeited	0	––
Nonvested at September 30, 2009	190,307,000	$0.003

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2009:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.0033 — 0.20	380,149,692	5.02	$0.004	189,842,692	3.81	$0.004
$0.21 — 0.30	3,012,600	5.12	0.250	3,012,600	5.12	0.250
$0.31 — 0.51	1,789,848	5.94	0.312	1,789,848	5.94	0.312
	384,952,140	5.02	$0.007	194,645,140	3.85	$0.011

Note 8. Warrant Agreements

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase 1,446,428,571 of the Company’s Common Stock at $0.007 per share.

On June 23, 2009, the Company issued a Promissory Note for $200,000 along with 54,200,542 three-year warrants at $0.0037 per share.

On January 30, 2009, Enable Capital, a warrant holder, exercised their right to purchase 31,449,102 shares of the Company’s Common Stock at $0.0086 per share.

The following table summarizes the warrants outstanding and exercisable at September 30, 2009:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
1,000,000	$0.1875	09/19/2009
9,028,000	$0.37	09/09/2010
19,729,730	$0.101	09/12/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	05/12/2013
9,655,531	$0.0086	05/30/2013
54,200,542	$0.0037	06/23/2012
1,446,428,571*	$0.007	07/02/2014
Total 1,546,755,991

———————

*   These options are not exercisable at 9/30/09.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments through the “put” to the Fund of newly issued Series A Preferred Stock, subject to meeting certain conditions.

Up to 750 shares of Series A Preferred stock, par value $0.0001, may be “put” to the Fund at a purchase price of $10,000 per share over a period of time. The Series A Preferred stock accrues dividends at the rate of 10% be annum, precludes other dividends until it is paid, and has a liquidation preference equal to $10,000 plus all accrued but unpaid dividends. The Series A Preferred is redeemable after four years at a redemption price of equal to $10,000 plus all accrued but unpaid dividends (or earlier if certain additional premiums are paid). The Series A Preferred Stock will not be publicly traded.

Common Stock

On March 25, 2009, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 6,945,000,000 shares, par value $0.0001, up from 950,000,000. This amendment was adopted by the Company’s Board of Directors on February 12, 2009, and its Shareholders at a Special Meeting of Shareholders called for this purpose on March 23, 2009.

During the first nine months ending September 30, 2009, a warrant holder exercised a portion of their warrants, or 31,449,102 shares at an exercise price of $0.0086, providing approximately $270,462 of cash. Also, certain of the Company’s note holders converted a total of $8.3 million of debt, in exchange for the receipt of approximately 3.26 billion shares. The Company received services from consultants and employees in exchange for the issuance of approximately 91 million shares.

As of September 30, 2009 CBAI had 4,111,635,955 shares of Common Stock outstanding. An additional 7,266,667 shares has been issued and remains in the Company’s treasury.

Note 10. Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has two operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America.

The table below presents certain financial information by business segment for the nine months ended September 30, 2009:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$2,393,270	$0	$200,856	$2,594,126	$2,594,126
Interest Expense	4,160,456	0	3,187	4,163,643	4,163,643
Depreciation and Amortization	444,560	0	0	444,560	444,560
Segment Income (Loss)	(5,902,664)		(20,348)	(5,923,012)	(5,923,012)
Segment Assets	$4,002,051	$3,150	$291,812	$4,297,013	$4,297,013

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The table below presents certain financial information by business segment for the nine months ended September 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$2,623,463	$0	$705,657	$3,329,120	$3,329,120
Interest Expense	4,326,054	0	6,263	4,332,317	4,332,317
Depreciation and Amortization	440,578	0	0	440,578	440,578
Segment Income (Loss)	(5,560,284)		201,090	(5,359,194)	(5,359,194)
Segment Assets	$5,460,432	$97	$32,018	$5,492,547	$5,492,547

The table below presents certain financial information by business segment for the three months ended September 30, 2009:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$819,699	$0	$18,539	$838,238	$838,238
Interest Expense	1,353,455	0	468	1,353,923	1,353,923
Depreciation and Amortization	138,027	0	0	138,027	138,027
Segment Income (Loss)	(2,315,159)		16,216	(2,298,943)	(2,298,943)
Segment Assets	$4,002,051	$3,150	$291,812	$4,297,013	$4,297,013

The table below presents certain financial information by business segment for the three months ended September 30, 2008:

		Adipose/	Radio/
	Umbilical	Peripheral	Television	Segments	Consolidated
	Cord Blood	Blood	Advertising	Total	Total
Revenue from External Customers	$845,572	$0	$72,787	$927,359	$927,359
Interest Expense	1,143,628	0	2,391	1,146,019	1,146,019
Depreciation and Amortization	135,597	0	0	135,597	135,597
Segment Income (Loss)	(1,714,297)		103,655	(1,610,642)	(1,610,642)
Segment Assets	$5,460,432	$97	$32,018	$5,492,547	$5,492,547

Note 11. Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures through November 13, 2009 which is the date these financial statements were ready to be issued and filed with the SEC.

During October 2009, the Company issued 464 million common shares related to debt conversions and warrants.

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

The following information should be read in conjunction with our September 30, 2009 consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2008, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2008.

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

The bulk of CBAI business is conducted in Cord which conducts its umbilical cord blood stem cell preservation. The Company also has business operations in Rain, which conducts its television and radio advertising operations. BodyCells is in development stage and is in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential use in stem cell therapy. Properties was formed to hold the corporate trademarks and any other intellectual property of the CBAI and its subsidiaries.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Effective October 12, 2009, our corporate headquarters re-located from Los Angeles, CA. to Las Vegas, NV. Cord also maintains offices in Philadelphia, Pennsylvania. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and storage is currently being conducted by our outsourced laboratory partner subcontractor. However, as part of its re-location plans, the Company leased a 17,000 square foot facility, and it plans to install its own cryogenic freezers, which will allow it to test, process and store not only its own customers’ umbilical cord blood but also those of other companies. We also provide the following services to each customer.

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

Rain

Rain, the television, radio, on-hold and motor sports advertising operations, are located in the corporate headquarters. The offices were relocated from Carlsbad, CA in September 2006. Rain provides advertising and direct marketing customers a range of services including:

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

Results of Operations for the Nine-Months Ended September 30, 2009

For the nine months ended September 30, 2009, our total revenue decreased approximately $0.7 million, or 22.1% to $2.6 million. Rain’s revenues decreased approximately $0.5 million, or 71.6%, due to the steep down turn in the economy, and also due to the change in the Rain business model as well as our management decision to deemphasize this business.

Cord’s revenues decreased $0.2 million or 8.8%, to $2.4 million, because of significant cutbacks in marketing and advertising due to a lack of capital. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative cash flow.

Cost of services decreased 36.5% or by $0.6 million as a result of lower revenues, but Gross Profit increased from 54.3% of revenues to 62.7%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, they will continue to benefit from economies of scale in that business segment.

Administrative and selling expenses increased by approximately $0.6 million or 19.5% from the prior comparative period to $3.4 million. The Company’s salaries expense increased by approximately $0.4 million, primarily due to its awarding stock options to its two senior executives for prior years’ services, resulting in a non-cash expense of approximately $0.6 million. Due to layoffs throughout the year, the Company incurred a saving of $0.2 million, for a net increase of $0.4 million as compared to the comparative period. It also reduced its marketing costs and office expenses by approximately $0.1 million, as the Company reduced its expenses in its Rain division. These reductions were partially offset by an increase in professional fees and public company costs of approximately $0.2 million, primarily due to the Company’s costs associated with acquisition of additional working capital.

Our net loss increased by $0.6 million, or 10.5%, from the prior comparative period.

Results of Operations for the Three-Months Ended September 30, 2009

For the three months ended September 30, 2009, our total revenue decreased approximately $90,000, or 9.6% to approximately $0.8 million. Rain’s revenues decreased by $54,000, or 74.5%, for the reasons outlined above. Cord’s revenues remained approximately the same in the comparative periods at $0.8 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate continuing losses and negative cash flow.

Cost of services decreased by approximately 54.7% to $0.2 million, but Gross Profit increased from 51.5% of revenues to 75.8%, due to a significantly higher proportion of revenues coming from the higher margin Cord business. The Company anticipates that through the continued growth and expansion of its Cord business, Cord will be able to benefit from economies of scale in that business segment.

Administrative and selling expenses increased by approximately $0.6 million, or 67.7% from the prior comparative period to $1.6 million. The Company awarded stock options to its two senior executives for prior years’ services, resulting in a non-cash expense of approximately $0.6 million. In addition, it hired its lab director for the new cryogenic laboratory in Las Vegas, NV at the beginning of the quarter.

Our net loss increased by $0.7 million, or 42.7% from the prior comparative period

Liquidity and Capital Resources

We have experienced net losses of $6.0 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had $158,164 in cash. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with its corporate expenses. Because of this shortfall, we have had to obtain additional capital through other sources as discussed in Note 4, Notes and Loans Payable.

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

In June 2008, the Company announced the signing of a Securities Purchase Agreement with Tangiers Investors, LP, whereby Tangiers may purchase up to $4 million of the Company’s common stock. In May, 2009, the Company announced the signing of a Secured & Collateralized Convertible Promissory Note for $1.3 million. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On November 2, 2009, the company filed its registration statement for these shares, which is now pending. During the nine months ended September 30, 2009, the company drew down $500,000 in debt, repaid approximately $200,000 of outstanding debt, and converted $8.7 million in outstanding debt and accrued interest for 3.2 billion shares of common stock. Additionally, the Company 307 million shares of common stock for approximately $1.2 million during the nine months ended September 30, 2009.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including the principal executive officer, the principal operations officer, and the principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. If we are able to draw down most of this commitment, we expect to be in a position to add additional staff, which will allow us strengthen some of our controls.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the nine months ended September 30, 2009 that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing our efforts in these regards in order to fully remedy previously reported material weaknesses and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. If we are able to draw down most of this commitment, we expect to be in a position to add additional staff, which will allow us strengthen some of our controls. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Date:  November 13, 2009

22