Form 10-K
period 2009-12-31
Cord Blood America, Inc.
filed 2010-03-31
CIK 1289496

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50746

CORD BLOOD AMERICA, INC.
(Exact Name of registrant as specified in its charter)

Florida	65-1078768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1857 Helm Drive, Las Vegas, NV	89119
(Address of Principal Executive Offices)	(Zip Code)

(702)-914-7250
(Issuer’s Telephone Number, Including Area Code)

With copy  to:
Donald G. Davis, Esq.
PO Box 12009
Marina Del Rey, CA 90295
(310) 823-8300
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐   No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Non-accelerated Filer ☐	Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $8.1million.  The registrant has no outstanding non-voting common equity.

The Registrant had 5,078,132,970 shares of its common stock outstanding as of March 24, 2010

CORD BLOOD AMERICA, INC.
2009 ANNUAL REPORT ON FORM 10-K

“SAFE HARBOR” STATEMENT

Some of the information contained in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We base these forward-looking statements on our current views with respect to our research and development activities, business strategy, business plan, financial performance and other matters, both with respect to us, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this Annual Report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report that could cause actual results to differ.

PART I
ITEM 1.   BUSINESS

Overview

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., is a Florida corporation, incorporated on October 12, 1999.  We did not commence business operations until we acquired Cord Partners, Inc., (“Cord Partners”), a Florida corporation and our wholly owned subsidiary, as of March 31, 2004. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. We are primarily a holding company whose subsidiaries include Cord Partners, CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). We engage in the following business activities:

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

Rain has specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  Management has reduced the activities of Rain, terminated its former employees, and by the end of 2009,  the subsidiary was maintaining only a modest presence on the internet, continuing to accept business which was proffered to it, but no longer aggressively seeking business.  This is consistent with management’s decision to  focus its attention on the stem cell storage business and related activities.

An additional subsidiary, Family Marketing, Inc. (“Family Marketing”) was sold on September 5, 2006 in a Stock Purchase Agreement with Noah Anderson, the President of Family Marketing and is no longer owned by the Company.

Recent Developments

With the re-location of our headquarters to Las Vegas, Nevada, we leased a 17,000 square foot facility, which will allow us to test, process and store not only our own customers’ umbilical cord blood but also those of other companies. We maintained offices in Philadelphia, Pennsylvania until December 31, 2009, when the lease terminated.  In December, we also transferred some of our cryogenic freezers from Thermo Fisher (“Thermo”) of Rockville, Maryland to our new facility, since we terminated our agreement with them on November 30, 2009. On January 22, 2010, we officially opened our new facility. On March 1, 2010, we commenced processing cord blood at this new facility and on March 8, 2010, our remaining cryogenic freezers arrived at our Las Vegas facility. The capability to process and store our own blood effectively coincided with the termination of the processing and storage agreement with Progenitor Cell Therapy, LLC on February 28, 2010. On February 8, 2010, we announced the finalization of an agreement to process and store cord blood specimens for BioCells, Inc., headquartered in Argentina and expect that activity to commence in the second quarter of 2010. We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and leveraging those relationships in the pregnancy programs with those providers. We will experience limited activity with expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact.  Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers.  We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies.  We negotiated two acquisitions in 2006, the first, Cryobank for Oncologic and Reproductive Donors (”Cryobank”) which closed on January 24, 2006 and the second, Corcell’s operating entity on October 13, 2006, and which closed on February 28, 2007.  On August 20, 2007, we completed the acquisition of specific assets from CureSource, Inc. We are currently exploring various acquisition opportunities and will continue to do so.  We intend to continue to fund mergers and acquisitions to the extent that we identify opportunities and are able to obtain capital on reasonable terms for this purpose from placements of equity, debt or convertible debt..

In March of 2010, the Company entered into a License Agreement with AXM Pharma, Inc., whose China subsidiary is establishing a Stem Cell collection and storage service in China.  The initial term of the Agreement is five years, and provides for the sharing by the Company of its knowhow and expertise as well as support and training, in exchange for payment to the Company of a royalty equal to 8.5% of net revenues from the stem cell collection and storage business generated in China, and a 10% equity interest in AXM Pharma, Inc.’s operating China Subsidiary.

On March 24, 2010, the Company acquired 138,712 Series B Shares (the Shares) in Stellacure GmbH, a German LLC which is in the business of collecting, processing and storing cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain and other European and Middle Eastern Countries. The shares represent 51% of the total outstanding shares of Stellacure. Cord Blood purchased the Series B Shares in consideration for the agreement to contribute EUR 362,288 in cash as a capital contribution and EUR 138,712 in cash as capital reserve to Stellacure, for a total commitment of EUR 501,000. Cord Blood also agreed to make available to Stellacure, a Convertible Debt line which Stellacure may only use for operating capital, in an amount up to total of $1,000,000 at a rate of 7%. The Company loaned Stellacure EUR 200,000 in January 2010. Cord Blood believes this acquisition may serve as a strategic footprint into the growth of stem cell business throughout Europe. In addition to Germany which Stellacure started processing and storing in 2006, additional Stellacure sales channels established in 2009 in Spain and Italy provide immediate market penetration and an opportunity for growth. Cord Blood management intends to continue to pursue additional sales channnels in other markets in 2010, to the extent capital is available for this purpose. Cord Blood views the established relationship Stellacure has with the German Red Cross as a potential catalyst for expansion of Cord Blood services throughout Europe.

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

CORD

Services Provided By Cord

Cord’s customers are typically expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member.  Through partnering with Progenitor Cell Therapy, LLC (“PCT”), Cord is able to provide services to collect, test, process and preserve umbilical cord blood .In addition, we stored some of our cord blood at Thermo.With the termination of our agreement with Thermo on November 30, 2009, we transferred our cryogenic freezers held at Thermo to our new facility. On March 1, 2010, we commenced processing cord blood at our own facility and with the recent arrival of our remaining cryogenic freezers, previously housed at PCT, we will store cord blood specimens in our own facility.

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

We had been storing some of our cord blood units at Thermo until November 30, 2009, when we transferred our cryogenic freezers to our new facility. Until March 1, 2010, all of our cord blood units were tested and processed at PCT, in Hackensack, New Jersey. We also stored some of our cord blood units at PCT.  On March 1, 2010, we commenced processing cord blood at our own facility and with the recent arrival of our remaining cryogenic freezers, previously housed at PCT and Thermo, we are now storing cord blood specimens in our own facility.

Explanation of Material Agreements

Blood Bank Service Agreement

Pursuant to our Service Agreement with PCT, which was entered into on August 1, 2007, the blood center tests all cord blood received from Cord Blood and stores the cord blood in computerized, temperature monitored liquid nitrogen vapor tanks or other suitable storage units. Individual cord blood samples can be retrieved upon request. PCT was compensated for its services based upon the number of umbilical cord blood units stored with it by Cord each month, with a minimum of 100 samples per month to be processed.  If less than 100 were processed, there was a minimum monthly processing charge. This agreement was terminated on February 28, 2010.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents are scheduled to expire in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void.  The decision is currently under a final appeal.

CorCell Acquisition

On October 13, 2006, we entered into an Asset Purchase Agreement with Vita34 for the assets of CorCell, Inc., to begin the process of acquiring the business of collection, processing and storage of blood taken from umbilical cord after a child is born. On February 28, 2007, we completed the acquisition. The acquisition related to all rights to possession and custody of all acquired samples owned by CorCell, Inc. and associated with the operations of CorCell, Inc., which is predominantly the current customer base and revenues. The deal also included the purchase of cryogenic freezers and other fixed assets used in this umbilical cord blood samples business. CorCell is not PharmaStem licensed. These cryogenic freezers were moved to our Las Vegas facilities on March 8, 2010.

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

Cryobank for Oncologic and Reproductive Donors (CORD) Acquisition

On January 24, 2006, we acquired specific assets related to our collecting, testing, processing and preserving umbilical cord blood, including the assets and liabilities associated with approximately 750 umbilical cord blood samples, as well as three cryogenic freezers used for the storage of such umbilical cord blood samples, for the aggregate purchase price of $260,000.

Shelter Island Warrants And Puts

In connection with convertible debt financing consummated in February of 2007 with Shelter Island Opportunity Fund, LLC, the Company issued to the lender in that transaction a “Put Agreement”, whereby the Company agreed to purchase from the Lender up to 36,000,000 shares of its common stock from the lender at a fixed purchase price of $0.05 per share, or for a total of up to $1,800,000 if the Put is exercised in full.  The Put provides that if the Company is unable to, or chooses not to pay the Put price in cash, the Company can issue a convertible promissory note, bearing interest at 16% per annum during its initial 12 month term, and interest at 20% per annum thereafter, payable on a monthly basis over on a 24 month level amortization, secured by unspecified assets, and payable at the Company’s option by delivery of shares of its Common stock in lieu of cash.

 At the same time, the Company issued to the Lender a warrant to acquire 36,000,000 shares of its common stock, at a warrant exercise price of $0.101, subject to exercise price adjustment under certain circumstances. The exercise price as subsequently been adjusted under the warrant provisions and is currently fixed at $0.0086 per share.

The Lender in August of 2009 endeavored to exercise its rights under the Put without first exercising the warrant or otherwise acquiring shares of the Company’s common stock which the Lender would be able to deliver to the Company as required by the Put.  As a result of the Lender’s inability to deliver to the Company shares of the Company’s common stock as required by the Put, the Company declined to pay the cash Put price or deliver the convertible promissory note in satisfaction of the Put, and has taken the position that the Put has not been exercised.

Management is conducting negotiations with the Lender in an effort to settle this outstanding Put obligation and also to cancel the outstanding 36,000,000 warrant held by the lender in a way that will provide for the bulk of the obligation to be paid in the form of the issuance of shares of the Company’s common stock at an agreed discount to the public market price.  Although Management is optimistic, there is no assurance that Management will be successful in these negotiations.

BodyCells

BodyCells is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells that allows individuals to privately preserve their stem cells for potential future use in stem cell therapy.

Competition

The Company is one of an estimated thirty (30) firms in the US providing private cord blood banking services.  Internationally there are an estimated one hundred and twenty (120) additional firms offering these services  The Company has built its business in the United States (“US”) via a model of organic growth and accretive acquisitions.

Management believes that in the US the organic differentiator for the company is its emphasis on strategic relationships with larger health insurance providers.  This approach differs from our major competitors who tend to focus on a traditional pharmaceutical model by having sales reps cover a market by visiting ob/gyn practices.  By focusing on the health insurance relationships, while the sales cycle is longer, once established, management believes the sales approach builds loyalty and reoccurring sales.

The Company officially opened its own laboratory operations at its new facility in Las Vegas, Nevada on January 22, 2010.  Previously the Company has outsourced these key scientific elements to a third party.  Now, with this key expertise in house, the Company has the ability to continue making advancements on existing and new services related to stem cells.

Management plans to add acquisitions that either increases the company's footprint, which may include international elements, and/or increase the reoccurring storage based revenues, assuming sufficient new sources of capital can be located to make such acquisitions.  To date, the Company has concluded three acquisitions, and management believes there exist multiple opportunities to acquire smaller competitors who do not have the resources to compete on a go forward basis.

Intellectual Property

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.  We use numerous trademarks, trade names and service marks for our products and services. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licenses, these third party technologies may not continue to be available to us on commercially reasonable terms.

The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations

Properties

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

Management has reduced the activities of Rain, terminated its former employees, and  by the end of 2009,  the subsidiary was maintaining only a modest presence on the internet, continuing to accept business which was proffered to it, but no longer aggressively seeking business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities

Environmental Remediation

The Company does not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of its properties. The Company does not believe compliance with federal, state and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on its capital expenditures, potential earnings or competitive position.

Employees

As of December 31, 2009, we had twenty full time employees, and one part time employee.  Our full time employees include our Chairman of the Board and Chief Executive Officer, our Laboratory Director, Dr. Geoffrey John O’Neill, laboratory, customer service and sales personnel.  We believe our relations with all of our employees are good.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cordblood-america.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

ITEM 1A.   RISK FACTORS

Risks Related To Our Business

We Have Been The Subject Of A Going Concern Opinion By Our Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $34.7 million as of December 31, 2009 .  In addition, we have a working capital deficit of approximately $4.3 million as of December 31, 2009.  We had net losses of $9.8 million and $6.9 million for the years ended December 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. If we are unable to generate substantial revenues and/or unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business or cease operations

We are Currently Dependent on External Financing

Currently, we are dependent upon external financing to fund our operations. It is imperative that we receive this external financing to implement our business plan and to finance on going operations. New capital may not be available, adequate funds may not be sufficient for our operations, or capital may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations would hinder our ability to implement our business plans and could jeopardize our ability to continue our business.

We May Not Be Able To Increase Sales Or Otherwise Successfully Operate Our Business, Which Could Have A Significant Negative Impact On Our Financial Condition

We believe that the key to our success is to increase sales of our cord blood preservation services as well as our advertising services and thereby increase our revenues and available cash. Our success with regard to cord blood preservation services will depend in large part on widespread market acceptance of cryo-preservation of cord blood and our efforts to educate potential customers and sell our services. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners. We may not have the resources required to promote our services and their potential benefits. Continued commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to increase market acceptance of our services, we may be unable to generate enough additional revenue to achieve and then maintain profitability or to continue our operation

 We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if our storage facilities fail.

We must meet our customers’ service level expectations and our contractual obligations with respect to our services. Failure to do so could subject us to liability, as well as cause us to lose customers. In some cases, we rely upon third party contractors to assist us in providing our services. Our ability to meet our contractual obligations and customer expectations may be impacted by the performance of our third party contractors and their ability to comply with applicable laws and regulations.

Our Storage Systems are subject to the Risk of Material Disruption; Insurance Risks

Any material disruption in our ability to maintain continued, uninterrupted and fully operating storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, break-ins, tornadoes and similar events. We may not carry sufficient business interruption insurance and/or liability insurance to compensate us for losses and claims that might occur in the event of such an interruption.

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

Cord blood banking and stem cell preservation is becoming an increasingly competitive business. Our business faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter our markets and compete with us. Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. We do not have any research and development underway, while other competitors have established budgets for such R&D. Established competitors, who have substantially greater financial resources and longer operating histories than us, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability. In the event that we are not able to compete successfully, our business will be adversely affected and competition may make it more difficult for us to grow our revenue and maintain our existing business.

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

The Company’s sales can be impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as the current recession, or economic slowdown in the geographic markets in which the Company does business, may have the temporary effect of reducing the demand for the Company’s services. For example, economic forces may cause consumers to withhold discretionary dollars that might otherwise be spent on our services. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect the Company’s revenue, price realization, gross margins and overall financial condition and operating results.

Recent volatility in the financial market may negatively impact the Company’s ability to access the credit markets.

Capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited, it is possible that the Company’s ability to raise additional capital through the private placement of shares, debt and/or convertible debt may be limited by these factors while the Company currently requires such sources of additional capital in order to continue its operations, fund negative cash flow, and implement its business plans.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Matthew L. Schissler, and our Chief Operating Officer, Joseph Vicente. The loss of either’s services could materially harm our business because of the cost and time necessary to find their successor. Such a loss would also divert management’s attention away from operational issues. We do not presently maintain key-man life insurance policies on either Executive Officer. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract sufficient number and quality of staff.

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

Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to maintain adequate internal controls, our business and operating results could be harmed.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES.

In October, 2009, we re-located our headquarters from Los Angeles, California to Las Vegas, Nevada. Our new principal office and facilities are located at 1857 Helm Drive, Las Vegas, NV 89119.  These facilities encompass approximately 17,000 square feet. The property is leased from an unaffiliated third party for a period of 5 years ending September 2014. The monthly lease payments are approximately $11,700. We continue to be responsible for our previous principal office located in Santa Monica, CA until September, 2012, where we leased approximately 2, 200 square feet at a monthly lease cost of approximately $9,500. We are attempting to sub-lease the facilities but as of March 25, 2010, we have not found a suitable tenant.

The lease of our second office located at 221 S. 12th Street, Suite 314S, Philadelphia, PA 19106 was terminated at December 31, 2009

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

ITEM 3.   LEGAL PROCEEDINGS.

In connection with convertible debt financing consummated in February of 2007 with Shelter Island Opportunity Fund, LLC, the Company issued to the lender in that transaction a “Put Agreement”, whereby the Company agreed to purchase from the Lender up to 36,000,000 shares of its common stock from the lender at a fixed purchase price of $0.05 per share, or for a total of up to $1,800,000 if the Put is exercised in full.  The Put provides that if the Company is unable to, or chooses not to pay the Put price in cash, the Company can issue a convertible promissory note, bearing interest at 16% per annum during its initial 12 month term, and interest at 20% per annum thereafter, payable on a monthly basis over on a 24 month level amortization, secured by unspecified assets, and payable at the Company’s option by delivery of shares of its Common stock in lieu of cash.

At the same time, the Company issued to the Lender a warrant to acquire 36,000,000 shares of its common stock, at a warrant exercise price of $0.101, subject to exercise price adjustment under certain circumstances. The exercise price as subsequently been adjusted under the warrant provisions and is currently fixed at $0.0086 per share, or 85% of market.

The Lender in August of 2009 endeavored to exercise its rights under the Put without first exercising the warrant, or otherwise acquiring shares of the Company’s common stock which the Lender would be able to deliver to the Company as required by the Put.  As a result of the Lender’s inability to deliver to the Company shares of the Company’s common stock as required by the Put, the Company declined to pay the cash Put price or deliver the convertible promissory note in satisfaction of the Put, and has taken the position that the Put has not been exercised.

Management is conducting negotiations with the Lender in an effort to settle this outstanding Put obligation and also to cancel the outstanding 36,000,000 warrant held by the lender in a way that will provide for the bulk of the obligation to be paid in the form of the issuance of shares of the Company’s common stock at an agreed discount to the public market price.  Although Management is optimistic, there is no assurance that Management will be successful in these negotiations.

In the mean time, the Company presents this outstanding obligation as a derivative liability at fair value, which at December 31, 2009 totaled $1.4 million.

Other than the above, we are not subject to any pending or threatened material legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2009, and December 31, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2009	High	Low
First Quarter	$0.02	$0.00
Second Quarter	$0.01	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.01	$0.00
	Common Stock
Fiscal Year 2008	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

(b) Holders. As of March 25, 2010, our Common Stock was held by approximately 637 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2009, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	749,273,140	$0.01
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	98,063,500	$0.06	-

Total	847,336,640	$0.01

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

Recent Issuances of Unregistered Securities

Exchange of  Note Instruments with Investor.

On October 26, 2009, the Company issued a $1,050,000 “Convertible Promissory Note” to a private investor (the “Company Note”).    The Company Note bears interest in the form of a one-time interest charge of 10%, payable with the Company Note’s principle amount on the maturity date, October 26, 2012.  All or a portion of Company Note principle and interest is convertible at the option of the investor/holder from time to time, into shares of the Company’s common stock, at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

At the same time, this same investor issued and delivered to the Company, a second “Secured & Collateralized Promissory Note” (the “Investor Note”), which served as sole consideration to the Company for the Company’s issuance of  the Company Note to the investor.   This Investor Note is in the principle amount of   $1,000,000,  bears interest in the form of a one-time interest charge of 10.5%, and interest is payable with the Note’s principle on its maturity date, October 26, 2012.  The Investor Note is to be secured by 1,000,000 units of an unspecified Investment Fund, or other assets, having a value of at least $1,000,000.

While no mandatory principal or interest payments are due on the Investor Note until its maturity date, the Investor Note contemplates further voluntary pre payments by the investor on the Investor Note to the Company at the approximate rate of $100,000 per month, beginning 6 months after Investor Note issuance, or on or about April  26, 2010, but only provided: (i) all requests by the investor for conversion of principle and interest on the Company Note are honored; and (ii)  the Company’s common stock issued upon such conversions of portions of the principle and interest on the Company Note is freely tradable in the hands of the investor under Federal Securities laws and regulations.

At December 31, 2009, the net balance owed under this note was $150,000.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2009

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

.ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services. We also have limited operations providing television and radio advertising services to businesses that sell family based products and services.

Thus, we operate two core businesses:

●	Cord operates the umbilical cord blood stem cell preservation operations, and

●	Rain has limited operations providing television and radio advertising services.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters recently re-located to Las Vegas, NV from Los Angeles, CA. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage is conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. In March 2010, we began to process and store cord blood in our own facility, terminating our contract with PCT on February 28, 2010. We provide the following services to each customer.

●
Collection Materials. We provide a medical kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

●
Physician And Customer Support. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

●
Transportation. We coordinate the transportation of the cord blood unit to our laboratory partner, Progenitor Cell Therapies, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

●
Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type.  The maternal blood sample is tested for infectious diseases. We report these results to the newborn’s mother.

●
Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Going forward, management will continue to assess business opportunities, and plans to pursue  customer acquisition, both through organic growth and acquisition.

Rain

Rain has specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  Management has reduced the activities of Rain, terminated its former employees,  and  by the end of 2009,  the subsidiary was maintaining only a modest presence on the internet, continuing to accept business which was proffered to it, but no longer aggressively seeking business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities.

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

Revenue Recognition

We recognize revenue under the provisions of ASC 605-25 (previously Staff Accounting Bulletin 104 “Revenue Recognition”). Cord provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25 (previously Emerging Issues Task Force (Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,”. ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

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

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters are located in Las Vegas, NV. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee.

●	Collection Materials. We provide a medical kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

●	Physician And Customer Support. We provide 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood & maternal blood samples.

●	Transportation. We coordinate the transportation of the cord blood unit to our laboratory partner, Progenitor Cell Therapies, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

●	Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. We report these results to the newborn’s mother.

●	Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

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

Results of Operations for the Year Ended December 31, 2009 Compared To the Year Ended December 31, 2008

For the year ended December 31, 2009, our total revenue decreased approximately $0.9 million to $3.2 million or 22.4% from $4.2 million. Rain’s revenues decreased approximately $0.6 million, or 73%, due to the steep down turn in the economy, and also due to the change in the Rain business model as well as our decision to deemphasize this business. Cord’s revenues decreased approximately $0.4 million or 11.2% to approximately $3.0 million, primarily due to the lack of marketing and advertising, as well as the focus on re-locating our facilities from California to Nevada.

Cost of services decreased by approximately $0.4 million resulting from the decrease in revenues in both divisions. Gross profits as a percentage of revenues increased slightly from 55.1% to 55.9%, primarily due to the larger decrease in Rain’s low margin revenues. We anticipate that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $3.6 million or 97.5% from the year ended December 31, 2008 to $7.3 million for the year ended December 31, 2009.  We awarded significant stock options to purchase common stock to our two executives for both current and past services which resulted in a non-cash expense of approximately $2.9 million in 2009. We also experienced an increase in professional fees, public company costs and investor relations of approximately $0.3 million primarily due to our costs associated with acquisition of additional working capital.  Our interest expense and change in derivatives liability significantly decreased by approximately $1.3 million or 23.3% to approximately $4.3 million in 2009 due to our efforts in reducing our debt during the year. All interest charges during the year have been accrued.

Our net loss increased from $6.9 million for the year ended December 31, 2008 to $9.8 million for the year ended December 31, 2009.

Liquidity and Capital Resources

We have experienced net losses from continuing operations of approximately $9.8 million and $6.9 million for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had cash of approximately $0.7 million but a working capital deficit of approximately $4.3 million.  Reducing the working capital deficit is our long-term goal, and we cut the working capital deficit from $13.4 million at December 31, 2008 to $4.3 million at December 31, 2009. We currently collect cash receipts from operations through both of our subsidiaries: Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. We have been substantially reducing our notes payable (see Note 5) by the issuance of additional common stock.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Financial Condition and Results Of Operations as of December 31, 2009

As of December 31, 2009, our total assets were $5.1 million as compared to $5.2 million as of December 31, 2008, or a slight decrease of approximately 2%. This decrease is primarily due to a decrease in the value of the customer contracts of approximately $0.5 million, and a decrease in deferred financing costs of approximately $0.6 million, resulting from the amortization and expensing of these assets. This was offset by an increase in cash of approximately $0.7 million and an increase in equipment of approximately $0.3 million.

As of December 31, 2009, total liabilities significantly decreased 62% to approximately $5.2 million as compared to approximately $13.6 million as of December 31, 2008. The most significant item was a reduction in promissory notes payable of approximately $6.7 million and a decrease in accounts payable and accrued expenses of approximately $2.2 million. The promissory notes payable were reduced primarily by the issuance of common stock to the holders.

At December 31, 2009, we had a working capital deficit of approximately $4.3 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 “ (formerly Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this guidance on January 1, 2009, the beginning of its 2009 fiscal year, which resulted in certain reclassifications related to the noncontrolling interest in the consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The adoption of ASC 815-10 did not have a material impact on our consolidated financial statements.

 In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (previously Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Position is effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of SFAS No. ASC 350-30 did not have a material impact on our consolidated financial statements.

 In May 2008, the FASB issued revised guidance on Convertible Debt Instruments. The revised guidance which is now part of ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. ASC 470-20 is effective for us as of January 1, 2009. The adoption of ASCO 470-20 did not have an impact on our consolidated financial statements.

 In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have a material impact on our consolidated financial statements.

 In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1). This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10 did not have an impact on our financial statements.

In May 2009 and February 2010, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855- 10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. We adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010. We do not expect that the adoption of ASC 860 will have a material impact on our financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We will adopt ASC 810 in fiscal 2010. We do not expect that the adoption of ASC 810 will have a material impact on our financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ). ASC 105-10 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on our financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for us in the first quarter of fiscal year 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on consolidated our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2009 and 2008, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We hired an accountant in September 2009, and we expect his familiarization with the Company will enhance our disclosure controls. We are actively seeking additional financing to be able to afford to hire more accounting staff in an effort to remediate this lack of segregation of duties.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected.”  The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2009.

The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We hired an accountant in September 2009, and we expect his familiarization with the Company will enhance our disclosure controls. We are actively seeking additional financing to be able to afford to hire more accounting staff in an effort to remediate this lack of segregation of duties.We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Matthew L. Schissler	38	Chairman and Chief Executive Officer
Joseph R. Vicente	47	Director and Chief Operating Officer
Timothy McGrath	45	Director

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

Joseph R. Vicente has been a director of the Company since April 2004.  Mr. Vicente has occupied different positions at the Company since November 2004, serving most recently as Chief Operation Officer. From July 2002 through October 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management.  From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions.

Timothy McGrath has been a director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past twelve years and is currently the Vice President of Finance for Boundary Medical, Inc.  From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc.  From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We adopted a Code of Ethics on April 13, 2005 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11.     EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2009 and 2008 fiscal years as shown in the following table.

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

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2009 are reflected in the Summary Compensation Table below.

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

Employment Agreements

On July 16, 2008, CBAI entered into a one-year employment agreement with Matthew L. Schissler (the "Executive Agreement"). Pursuant to his Executive Agreement, Mr. Schissler serves as Chairman and Chief Executive Officer of CBAI at an annual salary of $165,000 through July 14, 2009. The Executive Agreement entitles Mr. Schissler to receive a performance bonus of up to 30% of his salary, at the discretion of the Board of Directors, as well as certain other benefits, including stock options. Mr. Schissler is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%, at the discretion of the Board.

CBAI also entered into a one-year employment agreement with Mr. Joe Vicente. Pursuant to his Agreement, Mr. Vicente serves as Chief Operating Officer of CBAI at an annual salary of $115,000 through July 14, 2009. The Executive Agreement entitles Mr. Vicente to receive a performance bonus of up to 25% of his salary, at the discretion of the Board of Directors, as well as certain other benefits, including stock options. Mr. Vicente is subject to non-competition and confidentiality requirements. This agreement will automatically be renewed for a period of two years, with an increase in base salary of 5%, at the discretion of the Board.

Retirement Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. After 1000 hours or one year of service with the Company, we match dollar for dollar up to 3%, and then 50 cents on the dollar up to a maximum of 4% match All contributions are times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

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

The following table sets forth the compensation paid to our chief executive officer and our one other highly compensated executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
StMatthew L. Schissler
PrChairman and Chief Executive Officer	2009	165,586	49,500	3,395,507	0	3,586,093
	2008	100,889	25,000	75,000	0	175,889
Joseph Vicente	2009	112,848	21,900	1,697,754	0	1,832,502
Chief Operating Officer	2008	61,869	14,375	75,000	0	151,244

(1)  Bonuses to the named executive officers reported above relating to 2009 were paid in December 2009. Mr. Schissler’s bonus were paid to Pyrenees Consulting, LLC.

(2)  The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 8 of the Notes to Financial Statements included in this Annual Report.

Mr. Schissler and Mr. Vicente took significant salary reductions in 2008 to finance the cash needs of the operation.

Outstanding equity awards at fiscal year end.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2009, and each person who served as an executive officer of Cord Blood as of December 31, 2009:

2009 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Matthew L. Schissler	07/13/2009	241,096,000	$0.003	$723,288
Chairman and Chief Executive Officer	12/31/2009	242,929,000	0.01	2,672,219

Joseph Vicente	07/13/2009	120,548,000	$0.003	$361,644
Chief Operating Officer	12/31/2009	121,464,500	0.01	1,336,100

Holdings of Previously Awarded Equity

2009 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
StMatthew L. Schissler	500,000			0.25	04/29/14
Chairman and Chief Executive Officer	20,555			0.18	07/01/15
	250,000			0.18	12/31/15
	1,600,000			0.31	09/12/15
	120,548,000	(2)	120,548,000	0.003	07/13/13
	121,464,500	(3)	121,464,500	0.01	12/31/19

Joseph Vicente	50,000			0.25	04/29/14
Chief Operating Officer	700,000	(1)	175,000	0.25	01/10/15
	250,000			0.25	08/01/15
	150,000			0.25	12/31/15
	60,274,000	(2)	60,274,000	0.003	07/13/13
	60,732,250	(3)	60,732,250	0.01	12/31/19

(1)	These options vest equally over four years, commencing January 1, 2006 and ending January 1, 2009.
(2)	These options vest equally over four years, commencing July 13, 2010 and ending July 13, 2013.
(3)	These options vest in their entirety on December 31, 2010.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2009.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2009

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2009.

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

(1)  These stock awards were awarded in their capacity as directors. They also received additional stock option awards in their capacity as executive officers (see first table in Item 10 above).

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2008. Shares issued as compensation for one year of service in 2009 are based on the closing stock price of the last business day of 2008, divided by $10,000.

(2)  Mr. Neeson resigned as a director on January 8, 2009 and consequently was not awarded any compensation.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2009. During the fiscal year ended December 31, 2009, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth certain information, as of March 15, 2010, with respect to the beneficial ownership of the Company’s outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Matthew L. Schissler	276,886,798	(3)	5.47%
Common	Joseph Vicente	135,258,840	(4)	2.67%
Common	Timothy G. McGrath	6,627,590		* %
Common	All executive officers and directors as a group (3 persons)	418,773,228		8.28%
———————
*	Less than 1% of the outstanding common stock.

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o Cord Blood America, Inc., 1857 Helm Drive, Las Vegas, NV 89119

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 5,058,498,012 shares of common stock outstanding on March 15, 2010 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2010, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute a admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Includes 248,138,055 currently exercisable options held by Mr. Schissler, and 5,568,920 shares and 962,625 options held by Stephanie Schissler, Mr. Schissler’s wife. Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife. Percentage calculation considers additional outstanding of the potential options listed herein.

(4)	Includes 124,756,250 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

Mr. McGrath is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rose, Snyder, Jacobs, serves as our independent registered public accounting firm and audited our financial statements for the years ended
December 31, 2009 and  2008.

	2009	2008
Audit fees (1)	$101,455	$128,975
Tax Fees	$10,260	$24,550
Total	$111,715	$153,525

(1)  Includes fees for audit committee reports and out of pocket expenses.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules.

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation (38)
3.1	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (40)
4.01	Convertible Promissory Note for $1,050,000
4.02	Secured and Collateralized Promissory Note for $1,000,000
4.03	Amemdment to Promissory Note
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, IInc. (2)
10.1	Web Development and Maintenance Agreement dated March 18, 2004 by and between Gecko Media, Inc. and Cord Partners, Inc. (1)
10.2	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Matthew L. Schissler (1)
10.3	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Joseph R. Vicente (1)
10.4	Stock Option Agreement dated April 29, 2004 by and between Cord Blood America, Inc. and Gecko Media, Inc. (1)
10.5	License Agreement by and between Cord Partners, Inc. and Premier Office Centers, LLC (2)
10.6	Purchase and Sale of Future Receivables Agreement between AdvanceMe, Inc. and Cord Partners, Inc. (2)
10.7	Promissory Note dated August 12, 2004 made by Cord Blood America, Inc. to the order of Thomas R. Walkey (2)
10.8	Loan Agreement dated September 17, 2004 by and between Cord Blood America, Inc. and Thomas R. Walkey (3)
10.9	Promissory Note dated January 17, 2005 made by CBA Professional Services, Inc. to the order of Joseph R. Vicente (4)
10.10	Exchange Agreement dated February 28, 2005 by and between Cord Blood America, Inc. and Career Channel, Inc. (5)
10.10	Standby Equity Distribution Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.12	Placement Agent Agreement dated March 22, 2005 between Newbridge Securities Corporation, Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.13	Registration Rights Agreement dated March 22, 2004 between Cornell Capital Partners, LP and Cord Blood America, Inc. (6)
10.14	Escrow Agreement dated March 22, 2004 between Cord Blood America, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. (6)
10.15	Promissory Note to Cornell Capital Partners for $350,000 (7)
10.16	Warrant for 1,000,000 shares of common stock to Cornell Capital Partners (7)
10.17	Pledge and Escrow Agreement with Cornell Capital Partners (7)
10.18	Exchange Agreement with Family Marketing Inc. (8)
10.19	Amended and Restated Promissory Note with Cornell Capital Partners for $600,000 (9)
10.20	Amendment Agreement to a Promissory Note with Cornell Capital Partners (10)
10.21	Promissory Note to Cornell Capital Partners for $500,000 (11)
10.22	Warrant to Purchase Common Stock by Cornell Capital Partners (12)
10.23	Security Agreement between Family Marketing Inc. and Cornell Capital Partners (12)
10.24	Security Agreement between Career Channel Inc. and Cornell Capital Partners (12)
10.25	Security Agreement between CBA Professional Services Inc. and Cornell Capital Partners (12)
10.26	Security Agreement between CBA Properties Inc. and Cornell Capital Partners (12)
10.27	Security Agreement between Cord Blood America Inc. and Cornell Capital Partners (12)
10.28	Security Agreement between Cord Partners Inc. and Cornell Capital Partners (12)
10.29	Pledge and Escrow Agreement by Cord Blood America, Inc, Cornell Capital Partners, and David Gonzalez, Esq. (12)
10.30	Insider Pledge and Escrow Agreement by Cornell Capital Partners, Cord Blood America, Inc., Matthew L. Schissler, and David Gonzalez, Esq. (12)
10.31	Investor Registration Rights Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)
10.32	Securities Purchase Agreement between Cord Blood America, Inc. and Cornell Capital Partners (12)
10.33	Warrant to Purchase Common Stock by Cornell Capital Partners (12)
10.34	Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (12)
10.35	Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)

EXHIBIT	DESCRIPTION

10.36	Amended and Restated Secured Convertible Debenture issued by Cord Blood America, Inc. to Cornell Capital Partners (13)
10.37	Termination Agreement between Cord Blood America, Inc. to Cornell Capital Partners (13)
10.38	Employment Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Matthew L. Schissler (14)
10.39	Consulting Agreement dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)
10.40	Stock Option Schedule dated January 1, 2006 by and between Cord Blood America, Inc. and Stephanie Schissler (14)
10.41	Asset Purchase Agreement between Cord Partners, Inc. and Cryobank for Oncologic and Reproductive Donors, Inc. (15)
10.42	Board Compensation Plan (16)
10.42	Web Development and Maintenance Agreement with Gecko Media, Inc. (17)
10.43	Investment Banking Agreement with Kings Pointe Capital, Inc. (18)
10.44	Investment Banking Agreement with FAE Holdings, Inc. (18)
10.45	Investment Banking Agreement with First SB Partners, Inc. (18)
10.46	Agreement with Cornell Capital Partners, LP (19)
10.47	Subscription Agreement with Strategic Working Capital Fund, L.P. (20)
10.48	Promissory Note for the Benefit of Strategic Working Capital Fund, L.P. (20)
10.49	Funds Escrow Agreement with Strategic Working Capital Fund, L.P. (20)
10.50	Severance Agreement, dated September 8, 2006, between the Company and Sandra Anderson (21)
10.51	Stock Purchase Agreement, dated September 5, 2006, between the Company and Noah Anderson (21)
10.52	Asset Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.53	Stock Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.54	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.55	Registration Rights Agreement, executed October 13, 2006, between the Company and Independence Blue Cross (22)
10.56	Existing Samples Purchase Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.57	Bill of Sale, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.58	Assumption Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.59	Trademark Assignment, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.60	Non-Competition Agreement, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.61	Office Sublease, executed October 13, 2006, between the Company and CorCell, Inc. (22)
10.62	Employment Agreement Assignment, executed October 13, 2006, between the Company and Bruce Ditnes (22)
10.63	Employment Agreement Assignment, executed October 13, 2006, between the Company and Jill Hutt (22)
10.64	Employment Agreement Assignment, executed October 13, 2006, between the Company and Antonia Lafferty (22)
10.65	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marcia Laleman (22)
10.66	Employment Agreement Assignment, executed October 13, 2006, between the Company and Marion Malone (22)
10.67	Employment Agreement Assignment, executed October 13, 2006, between the Company and George Venianakis (22)
10.68	Technology License Agreement, executed October 13, 2006, between the Company and Vita34AG (22)
10.69	Agreement by and between Cord Blood America, Inc and Cornell Capital Partners, LP executed October 13, 2006 (23)
10.70	Promissory Note dated October 23, 2006 between the Company and Bergen Regional Community Blood Services (24)
10.71	Stock Pledge, Escrow and Security Agreement dated October 23, 2006 for the benefit Bergen Regional Community Blood Services (25)
10.72	Placement Agency Agreement, dated December 18, 2006, by and between the Company and Stonegate Securities, I IInc. (26)
10.73	Consulting Agreement dated June 1, 2007, by and between Cord Blood America, Inc. and Midtown Partners & Co., LLC (27)
10.74	Exclusive Consulting Agreement, dated May 21, 2007, by and between Cord Blood America, Inc. and Jean R. Fuselier, Sr. (27)
10.75	Exclusive Consulting Agreement, dated May 21, 2007, by and between Fuselier Holding, LLC and Cord Blood America, Inc. (27)
10.76	Promissory Note in the amount of $121,500 to Stephanie Schissler (28)
10.77	Promissory Note in the amount of $76,950 to Stephanie Schissler (28)
10.78	Promissory Note in the amount of $25,650 to Matthew L. Schissler (28)

EXHIBIT	DESCRIPTION

10.79	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, rrelating to a note in the amount of $121,500 (28)
10.80	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Stephanie Schissler, rrelating to a note in the amount of $76,950 (28)
10.81	Pledge Agreement, dated September 28, 2007, between Cord Blood America, Inc., and Matthew L. Schissler (28)
10.82	Asset Purchase Agreement, dated August 20, 2007, among Cord Partners, Inc., Cord Blood America, Inc., and CureSource, Inc. (29)
10.83	Form of Senior Convertible Note (30)
10.84	Form of Warrant to Purchase Common Stock (30)
10.85	Secured Original Issue Discount Debenture, by CorCell (30)
10.86	Common Stock Purchase Warrant, dated November 26, 2007, by Cord Blood America, Inc. (30)
10.87	Securities Purchase Agreement, dated November 26, 2007, by and among Cord Blood America, Inc., Enable Growth Partners LP, and the other Purchasers (30)
10.88	Security Agreement, dated November 26, 2007, among Cord Blood American, Inc. and the Purchasers (30)
10.89	Registration Rights Agreement, dated November 26, 2007, among Cord Blood America, Inc. and the Purchasers (30)
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

10.100	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (33)
10.101	Form of Lock-Up Agreement. (33)
10.102	7% Convertible Debenture, dated October 28, 2008 (34)
10.103	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (35)
10.104	Amendment No. 1 to Securities Purchase Agreement filed herewith dated January 22, 2009 (36)
10.105	Employment Agreement between the Company and Joseph Vicente
10.106	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (39)
10.107	Lease for Las Vegas facility
10.108	2010 Flexible Stock Option Plan
21	List of Subsidiaries (37)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
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

(37) Files as an exhibit to Registration Statement on Form SB-2 filed on January 25, 2008

(38) Filed as exhibit to Current Report on Form 8-K filed on August 29, 2008

(39) Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(40) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(41) Filed as an exhibit to Current Report on Form S-8 filed on December 30, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2010.

CORD BLOOD AMERICA, INC.

March 31, 2010	By:	/s/ Matthew L. Schissler
Matthew L. Schissler
Chief Executive Officer(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew L. Schissler
Matthew L. Schissler	March 31, 2010
CEO and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/ Joseph Vicente
Joseph Vicente	March 31, 2010
Director

/s/ Timothy McGrath
Timothy McGrath	March 31, 2010
Director

    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 30, 2010

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

ASSETS
Current assets:	December 31, 2009	December 31, 2008
Cash	$716,576	$--
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $45,000	174,103	106,075
Supplies	--	2,574
Prepaid expenses	--	47,685
Total current assets	890,679	156,334
Property and equipment, net of accumulated depreciation and amortization of $146,888 and $293,741	383,597	49,435
Deferred financing costs	--	648,767
Customer contracts and relationships, net of amortization of $1,477,399 and $954,124	3,848,319	4,371,594
Other assets	--	21,085
Total assets	$5,122,595	$5,247,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$--	$17,083
Accounts payable	709,519	1,173,850
Accrued expenses	380,543	2,161,704
Deferred revenue	1,475,261	1,194,987
Advances from Officers	29,229	120,448
Capital lease obligations	--	2,589
Derivatives Liability	2,405,553	2,098,318
Promissory notes payable, net of unamortized discount of $83,784 and $1,309,384	161,886	6,824,915
Total current liabilities	5,161,991	13,593,894
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 6,950,000,000 shares authorized, 4,947,735,145 and 439,342,817 shares issued and outstanding, inclusive of treasury shares	494,774	43,923
Additional paid-in capital	34,763,094	28,697,523
Common stock held in treasury stock, 2,000,000 and 36,000,000 shares	(599,833)	(12,159,833)
Accumulated deficit	(34,697,431)	(24,928,292)
Total stockholders’ deficit	(39,396)	(8,346,679)
Total liabilities and stockholders’ deficit	$5,122,595	$5,247,215

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenue	$3,237,183	$4,169,949
Cost of services	1,454,315	1,840,418
Gross Profit	1,782,868	2,329,531

Administrative and selling expenses	7,299,194	3,695,403

Loss from operations	(5,516,326)	(1,365,872)

Interest expense and change in derivatives liability	(4,252,813)	(5,551,139)

Net loss before income taxes	(9,769,139)	(6,917,011)

Income taxes	--	--

Net Loss	$(9,769,139)	$(6,917,011)

Basic and diluted loss per share	$(0.00)	$(0.03)
Weighted average common shares outstanding	2,479,335,673	267,912,505

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance, December 31, 2007	195,558,923	$19,569	$31,985,408	(17,159,833)	$(18,011,281)	$(3,166,137)
Shares issued for services	85,334,119	8,509	474,399			482,908
Shares issued for financing	28,144,999	2,815	302,263			305,078
Reclassification of derivative liability upon exercise of warrants, net of gains			209,371			209,371
Issuance of common shares for debt conversion	96,624,959	9,662	280,248			289,910
Warrants exercised	36,046,229	3,605	311,178			314,783
Share-based compensation	2,633,588	263	134,156			134,419
Treasury shares	(5,000,000)	(500)	(4,999,500)	5,000,000
Net Loss					(6,917,011)	(6,917,011)
Balance, December 31, 2008	439,342,817	$43,923	$28,697,522	$(12,159,833)	$(24,928,292)	$(8,346,679)
Shares issued for services	100,672,187	10,067	489,465			499,532
Shares issued for financing	325,323,972	32,532	1,217,468			1,250,000
Share-based compensation	4,550,000	455	2,929,643			2,930,098
Issuance of common shares for debt conversion	4,025,799,813	402,580	10,408,983			10,811,563
Warrants exercised	32,713,022	3,271	267,191			270,462
Shares issued for liquidated damages	53,333,334	5,333	961,947			967,280
Treasury shares	(34,000,000)	(3,400)	(11,556,600)	11,560,000
Reclassification of derivative liability upon exercise of warrants			1,347,487			1,347,487
Net Loss					(9,769,139)	(9, 769,139)

Balance, December 31, 2009	4,947,735,145	$494,773	$34,763,094	$599,833	$(34,697,431)	$(39,396)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities
Net Loss	$(9,769,139)	$(6,917,011)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of stock for services	516,562	787,486
Amortization of deferred financing costs	648,767	579,104
Amortization of loan discount	1,943,805	2,839,321
Share based compensation	2,913,068	134,419
Bad debt	25,000	59,455
Depreciation and amortization	590,757	586,350
Change in value of derivative liability	987,601	1,150,079
Net Change in operating assets and liabilities	256,954	404,684

Net cash used in operating activities	(1,886,625)	(376,113)
Cash Flows from Investing Activities
Purchase of property and equipment	(399,138)	--

Net cash used in investing activities	(399,138)	--
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	1,786,025	500,022
Payments on notes payable	(200,441)	(724,952)
Payments on capital lease obligations		(1,144)
Net payments on advances from shareholders	(84,036)	(68,507)
Proceeds from issuance of common stock	1,520,462	314,783
Bank overdraft	(17,083)	17,083

Net cash provided by financing activities	3,002,338	37,285

Net increase (decrease) in cash and cash equivalents	716,576	(338,828)

Cash and Cash Equivalents, beginning of year	--	338,828

Cash and Cash Equivalents, end of year	$716,576	$0

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$132,804	$185,508
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Conversion of debt and payables into common shares	10,699,016	289,910

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

•
BodyCells is a developmental stage company in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells, allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $34.7 million as of December 31, 2009. In addition, CBAI has consumed cash in its operating activities of approximately $1.9 million for the year ending December 31, 2009 and has a working capital deficit of $4.3 million as of December 31, 2009. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

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

In view of these conditions, CBAI's ability to continue as a going concern is dependent upon its ability to meet its financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accopanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event CBAI cannot continue as a going concern.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2010: $466,000; 2011: $435,000; 2012: $404,000; 2013: $373,000; 2014: $342,000.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2009, the Company adjusted its derivative liability to its fair value, and reflected the increase of $307,235, of which $987,601 is reflected as an expense on the statement of operations as an increase in fair value, $1,348,571 represents a reclassification of value of warrants exercised to equity, and $668,205 represents the change in derivative from the issuance of financial instruments.

Revenue Recognition

CBAI recognizes revenue under the provisions of ASC 605-25 (previously Staff Accounting Bulletin 104 “Revenue Recognition”). Cord provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25 (previously Emerging Issues Task Force (Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables,". ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period.

Rain generates revenue from packaged advertising services, including media buying, on-hold and motor sports advertising campaigns, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of ASC 605-45 (formerly Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

Advertising

Advertising costs are expensed when incurred. Advertising expenses totaled approximately $159,000 and $182,000 for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2009.

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 9. On January 1, 2006, the Company adopted the provisions of ASC 718 (previously SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options.  ASC 718 supersedes the Company’s previous accounting under APB 25 and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to ASC 718. The Company has applied the provisions of SAB 107 in its adoption of ASC 718.

Net Loss Per Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 2,479,335,673 and 267,912,505 for the years ended December 31, 2009 and 2008, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits. To date, the Company has not experienced any such losses

Fair Value Measurements

The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements, effective January 1, 2008.  ASC 820-10 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of ASC 820-10 for our financial assets and liabilities did not have an impact on our financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs, as defined by ASC 820-10, are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total
Cash	$716,576	$	$		$716,576

Derivatives liability				(2,405,553)	(2,405,553)

Derivatives liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.20% to 1.70%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total
Cash	$(17,083)	$	$		$(17,083)

Derivatives liability				(2,098,318)	(2,098,318)

Derivatives liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.27% to 3%
Expected life	0 to 5 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivatives liability:

Value at December 31, 2007	$1,309,854
Increase in Value	1,150,079
Reclassification of value of Warrants exercised	(361,615)
Value at December 31, 2008	$2,098,318
Issuance of Instruments	668,205
Increase in Value	987,601
Reclassification	(1,348,571)
Value at December 31, 2009	$2,405,553

Reclassification

Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

 In December 2007, the FASB issued guidance which is now part of ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 ” (formerly Statement of Financial Accounting Standards (SFAS) 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its fiscal year 2009, which had no impact on its consolidated financial statements.

In March 2008, the FASB issued guidance ASC 815-10 (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under SFAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption.  The adoption of ASC 815-10 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30 General Intangibles Other than Goodwill (formerly Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The Position will be effective for fiscal years beginning after December 15, 2008 and applies prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. The adoption of ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued revised guidance on Convertible Debt Instruments.  The revised guidance which is now part of ASC 470-20 (formerly Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”)). ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. ASC 470-20 is effective for the Company as of January 1, 2009. The adoption of ASC 470-20 did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (formerly EITF (Emerging Issues Task Force) 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which is now part of ASC 825-10 Financial Instruments (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1).  This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010. The Company does not expect that the adoption of ASC 860 will have a material impact on its financial statements.

In June 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC 810 in fiscal 2010. The Company does not expect that the adoption of ASC 810 will have a material impact on its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on consolidated its financial statements.

Note 3. Property and Equipment

At December 31, 2009, property and equipment consists of:

	Useful Life (Years)	2009	2008

Furniture and fixtures	1-5	$62,315	$69,477
Computer equipment	5	37,099	116,396
Laboratory Equipment	1-5	61,307	--
Freezer equipment	7-15	301,777	157,303
Leasehold Improvements	5	67,987	--
		530,485	343,176
Less: accumulated depreciation and amortization		(146,888)	(293,741)
		$383,597	$49,435

For the years ended December 31, 2009 and 2008, depreciation and amortization expense totaled $46,523 and $88,935 respectively.

Note 4. Accrued Expenses

The components of accrued expenses at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Accrued salaries and benefits	$--	$173,121
Accrued interest and related financing expenses	--	1,753,440
Other accrued expenses	120,176	219,643
Deferred Rent	260,367	15,500
	$380,543	$2,161,704

Note 5. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2009 and 2008, notes and loans payable consist of:

	2009	2008
Secured Convertible Debenture payable to Cornell Capital Partners (a/k/a YA Global Advisors, L.P.), secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	--	$1,474,100
Secured Convertible Debenture payable to Enable Capital, secured by substantially all of the Company's assets, interest at 10% per annum, principal and interest due on December 23, 2008	--	2,227,464
Promissory Note payable to Strategic Working Capital Fund, L.P., interest at 8% per annum, due August 2, 2008	--	302,032
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due July 31, 2010	38,189	1,823,823
Secured Original Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 11.25% per annum, maturing in August, 2009	--	1,650,000
2nd Secured Discount Debenture payable to Shelter Island Opportunity Fund, LLP, interest at 18% per annum, 4 equal payments remaining, maturing in May, 2009	--	67,251
Advance on credit card sales	--	133,190
Convertible Note payable to CorCell, Inc., interest at 8% per annum, due in 2008	--	212,959
Convertible Note payable to Tangiers Investors, LP, interest at 7% per annum, principal and interest due March 28, 2010	--	160,000
Promissory Note payable to CorCell, Inc., interest at 10.5% per annum, due March, 2008	--	83,480
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	57,482	--
Convertible Promissory Note Payable to JMJ Financial, secured by $1.05 million of the Company’s assets, one-time interest charge of 10%, due October 26, 2012	150,000	--
	245,671	8,134,299
Less: Unamortized Discount	(83,784)	(1,309,384)
	$161,887	$6,824,915

53.3 million common shares were issued for liquidated damages and interest incurred in the amount of $967,280, for an event of default under the terms of certain notes during the year ended December 31, 2009.

Convertible Notes Payable – Enable Capital

In November 2007, the Company contracted a 0% convertible debenture with Enable Capital for a face amount of $1,931,106, and net proceeds of $1,369,000.  The note is convertible at $0.03 per share or 96% of market price as defined.In March 2008, the Company offered the warrant holders to reduce the conversion price to $0.0086 per share, if exercised in March, 2008. This offer was extended through the end of July, 2008. Warrant holders exercised warrants and purchased 30,370,553 shares at $0.0086. This was treated as an inducement to exercise, and it resulted in a gain of $150,007, as the value of the related derivative liability was higher than the value of the modified warrants at the date of exercise. In 2008, the Company issued 28,700,000 common shares under the conversion feature of the Note, reducing the note balance by $107,283 and in the year ended December 31, 2009, the Company converted an additional $1,786,718 under the conversion feature, leaving a balance outstanding at December 31, 2009 of $38,189.

In November, 2009, the Company and Enable Capital amended the Note to provide for an extension through July 31, 2010. No additional consideration was paid for the extension.

Convertible Notes Payable – JMJ Financial

In May 2009, the Company signed a Secured & Collateralized Convertible Promissory Note for $1.3 million with JMJ Financial bearing a one-time interest charge of 10.38%, and maturing in May 2012. The Company drew down the entire $1.3 million, which was converted into common shares of the Company.

In October 2009, the Company signed an additional Secured & Collateralized Convertible Promissory Notes of $1.05 million with JMJ Financial bearing a one-time interest rate of 10%, and both maturing in October, 2012. The Company drew down $0.1 million in the year on the note with no amount being converted into common shares of the Company.

In December 2009, the Company negotiated two additional Convertible Promissory Notes for $1.05 million each with JMJ Financial. The Company had not drawn any amount on these notes at December 31, 2009.

Note 6. Commitments and Contingencies

Agreements

Progenitor Cell Therapy, LLC

On August 1, 2007, CBAI entered into an agreement with Progenitor Cell Therapy, LLC for testing, processing and storage of cord blood samples. This agreement was terminated on February 28, 2010.

Pharmastem

In March 2004, Cord Partners entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord Partners for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010. During the year ended December 31, 2009 and 2008, Cord Partners incurred $20,000 and $80,000 respectively, in royalties to the Patent License Agreement. At December 31, 2009, $346,446 is included in accounts payable and accrued expenses relating to these fees.

Funding Agreements

On June 27, 2008, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP whereby Tangiers may purchase up to $4 million of the Company’s common stock. CBAI filed a Registration Statement on Form S-1 to register a portion of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement was declared effective on November 4, 2008. On January 22, 2009, the Company entered into Amendment No. 1 with Tangiers, which, among other things, removed the floor price under this Agreement. On May 1, 2009, the Company filed an S-1 to register a further block of shares under this Securities Purchase Agreement.  We drew $1,250,000 under this agreement in 2009.

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. The Company has not sold any preferred stock under this agreement as of December 31, 2009.  The Company has subsequently issued shares of common stock for $375,000 in 2010, as a commitment fee for this agreement, which fee will be recorded as a reduction of on the capital raise.

Operating Leases

CBAI leases office space which expires at various times through 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of December 31, 2009, are as follows:

2010	$149,709
2011	275,569
2012	251,139
2013	154,082
2014	118,142
$948,641
Rent expense for 2009 and 2008 was $507,298 and $280,779, respectively.

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent automatic base salary increases for each successive year. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 241,096,000 options to purchase common stock, 50% which vested immediately and the other 120,548,000 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement.

In December, 2009, Mr. Schissler was awarded a further 242,929,000 options to purchase common stock, 50% which vested immediately and the other 121,464,500 which will vest at December 31, 2010.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent automatic base salary increases for each successive year. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 120,548,000 options to purchase common stock, 50% which vested immediately and the other 60,274,000 to be vested over the next four years.

In December, 2009, Mr. Vicente was awarded a further 121,464,500 options to purchase common stock, 50% which vested immediately and the other 60,732,250 which will vest at December 31, 2010.

Employee Benefit Plan

The Company has a Savings and Retirement 401K Plan covering substantially all of its employees. The Company makes a matching contribution dollar for dollar up to 3% of compensation, and then 50% up to a maximum 4% match. The Company’s contributions to the Plan for the years ended December 31, 2009 and 2008 were $10,000 and $6,000, respectively.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2008. The Plan calls for all Board members to receive shares of the Company’s common stock to be issued as compensation for 2006 and 2007, in an amount equal to $10,000 per year. Since Mr. Neeson resigned in January, 2009, he did not receive any compensation. Shares issued as compensation for one year of service in 2009 were be based on $10,000 divided by the closing stock price on the last business day of 2008.

Note 7. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. On May 11, 2007, Ms. Stephanie Schissler, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At December 31, 2009, the balance remaining on this loan was $14,495.

On June 14, 2007, Ms. Stephanie Schissler loaned a further $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At December 31, 2009, the balance remaining on this loan was $11,050.

On June 14, 2007, Mr. Matt Schissler loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At December 31, 2009, the balance remaining on this loan was $0.

On December 1, 2008, Mr. Matt Schissler advanced $14,960 to the Company. No specific terms were assigned to this advance. At December 31, 2009, the balance remaining was $ 3,683.

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

Note 8. Stock Option Plan

The Company's 2008 Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company. On July 13, 2009, the Company registered its 2009 Flexible Stock Plan, which increases the total shares available to 400 million common shares. The agreement allows the Company to issue either stock options or common shares from this Plan. The Company awarded a total of 726 million options to purchase common shares to its key executives in 2009, to compensate them for both past services and future services. This latter award was issued outside of the Company’s Stock Option Plans.

The Company has adopted the provisions of ASC 718 (previously SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors.

The fair value of stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2009	2008

Risk-free interest rate	3.06%	3.24%
Expected life	4 – 10 years	6 years
Dividend yield	0.00%	0.00%
Volatility	131.0 – 165.0%	165.0%

Because we do not have adequate historical data regarding exercise rates and determined that Cord Blood’s options are “plain vanilla”, we assigned the expected life equal to the midpoint between the vesting period and the contractual option termination. The dividend yield assumption of zero is based upon the fact the Company has never paid cash dividends and presently has no intention of paying cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury rates in effect at the time of the grant for instruments with a similar expected life. Based on historical experience, for the year ended December 31, 2009, the Company has estimated an annualized forfeiture rate of 10.5% for each period for options granted to its employees. Compensation costs will be adjusted for future changes in estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeiture rates are higher than estimated. No amounts relating to employee stock-based compensation have been capitalized.

The following table summarizes stock option activity for the years ended December 31, 2009 and 2008:

		Weighted Average
	Option Shares	Exercise Price per Share	Contractual Remaining Life, in Years
Outstanding at January 1, 2008	5,808,140	$0.26
Granted	17,500,000	0.01
Exercised	-
Expired/Forfeited	-	-
Outstanding at December 31, 2008	23,308,140	0.07	5.5
Granted	725,965,000	0.01
Exercised	-
Expired/Forfeited	-

Outstanding at December 31, 2009	749,273,140	$0.01	7.3

Exercisable at December 31, 2009	376,879,390	$0.01	6.7

The following table summarizes significant ranges of outstanding stock options under the stock plan at December 31, 2009:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.00 — 0.20	744,470,692	7.33	$0.01	372,079,942	6.72	$0.01
$.21 — 0.30	3,012,600	4.87	0.25	3,012,600	4.87	0.25
$.31 — 0.51	1,789,848	5.69	0.31	1,786,848	5.69	0.31
	749,273,140	7.32	$0.01	376,879,390	6.70	$0.01

The intrinsic value of outstanding options at December 31, 2009 was $3,402,689, and the intrinsic value of exercisable options at December 31, 2009 was $1,699,407.

A summary of the activity for unvested employee stock options as of December 31, and changes during the year is presented below:

			Weighted Average Grant Date Fair Value per Share
	2009	2008	2009	2008
Nonvested at January 1,	13,962,500	765,000	$0.01	$0.23
G Granted	726,037,500	17,500,000	0.01	0.01
Vested	(367,606,250)	(4,202,500)	0.01	0.01
P Pre-vested forfeitures	-		-
Nonvested at December 31,	372,393,750	13,962,500	$0.01	$0.01

The total compensation cost related to non-vested options amounts to $2,112,901, which will be expensed over a weighted average period of 1.5 years.

Note 9. Warrant Agreements

A summary of the Company’s warrant activity and related information for the years ended December 31 are shown below.

			Weighted Average Exercise Price
	2009	2008	2009	2008

O Outstanding, beginning of year	77,575,980	136,034,592	$0.15	$0.11
Granted	54,200,542	13,452,481	0.00	0.02
Exercised	(32,713,022)	(70,911,093)	0.03	0.01
Forfeited	—	—	—	—
Expired	(1,000,000)	—	0.19	—
Outstanding — end of year	98,063,500	77,575,980	0.06	0.15
Exercisable at end of year	98,063,500	77,575,980	$0.06	$0.15
Weighted average fair value of warrants granted during the year:	$0.0037	$0.0166

The exercise price of some of the warrants above is adjustable based on the market price.
The following table summarizes additional information concerning warrants outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Number of Shares	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Number of Shares Exercisable	Exercisable Weighted Average Exercise Price
$0.0086 — 0.037	70,569,690	2.62	$0.008	70,569,690	$0.008
$0.101 — 0.400	27,493,810	1.72	0.177	27,493,810	0.177
	98,063,500	2.36	$0.055	98,063,500	$0.055

The Company also has outstanding put options to purchase 40,000,000 common shares at $0.05 per share which were issued in relation to its convertible debt with Shelter Island.

Note 10. Income Taxes

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

Note 11. Stockholders’ Deficit

Common Stock

As of December 31, 2009 CBAI had 4,947,735,145 shares of common stock outstanding and had 2,000,000 shares issued and remaining in the Company’s treasury.

On March 23, 2009, the shareholders approved an increase in the Company’s authorized capital stock to 6,950,000,000 of which 5,000,000 shall be preferred shares and the remaining 6,945,000,000 shall be common shares.

Note 12. Segment Reporting

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has two operating segments. Cord generates revenues related to the processing and preservation of umbilical cord blood. Rain generates revenues related to television and radio advertising. All of its long-lived assets are located in, and substantially all of its revenues are generated from within, the United States of America. The table below presents certain financial information by business segment for the year ended December 31, 2009:

	Cord Blood Umbilical	Radio/ Television Advertising	Segments Total	Consolidated Total
Revenue from External Customers	$3,036,325	$200,858	$3,237,831	$3, 237,183
Interest Expense and change in derivative liability	4,279,147	3,666	4,252,813	4,252,813
Depreciation and Amortization	570,757		570,757	570,757
Segment Income (Loss)	(9,707,645)	(61,494)	(9,769,139)	(9,769,139)
Capital Expenditures	399,138	0	399,138	399,138
Segment Assets	$5,122,595	$-	$5,122,595	$5,122,595

The table below presents certain financial information by business segment for the year ended December 31, 2008:

		Radio/
	Umbilical	Television	Segments	Consolidated
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$3,418,287	$751,662	$4,169,949	$4,169,949
Interest Expense and change in derivative liability	5,544,339	6,800	5,551,139	5,551,139
Depreciation and Amortization	586,350	-	586,350	586,350
Segment Income (Loss)	(7,063,507)	146,496	(6,917,011)	(6,917,011)
Segment Assets	$5,214,253	$32,962	$5,247,215	$5,247,215