Form 10-Q
period 2010-03-31
Cord Blood America, Inc.
filed 2010-05-20
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 12, 2010: 5,078,235,011, exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
Current assets:	March 31, 2010	December 31, 2009
Cash	$836,186	$716,576
Accounts receivable, net of allowance for doubtful accounts of $70,000	319,144	174,103
Investments and related party receivable	208,474	––
Prepaid expenses	7,424	––
Total current assets	1,371,228	890,679
Property and equipment, net of accumulated depreciation and amortization of $167,551 and $146,888	509,467	383,597
Other current assets	400	––
Customer contracts and relationships, net of accumulated amortization of $1,601,147 and $1,477,399	3,724,571	3,848,319
Other assets	149,036	––
Total assets	$5,754,702	$5,122,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred Rent	$214,424	$––
Accounts payable	973,192	709,519
Accrued expenses	596,114	380,543
Deferred revenue	1,627,480	1,475,261
Advances from officers	7,810	29,229
Derivative liability	2,154,986	2,405,553
Promissory notes payable, net of unamortized discount of $372,214 and $83,784	1,135,368	161,886
Total current liabilities	6,709,374	5,161,991
Commitments and contingencies, note 5
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,950,000,000 shares authorized, 5,078,235,011 and 4,947,735,145 shares issued and outstanding, inclusive of treasury shares	507,824	494,774
Additional paid-in capital	36,413,824	34,763,094
Common stock held in treasury stock, 2,000,000 shares	(599,833)	(599,833)
Accumulated deficit	(37,276,487)	(34,697,431)
Total stockholders’ deficit	(954,672)	(39,396)
Total liabilities and stockholders’ deficit	$5,754,702	$5,122,595

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2010	2009
Revenue	$839,343	$941,938
Cost of services	(415,366)	(447,514)
Gross profit	423,977	494,424
Administrative and selling expenses	(1,750,262)	(803,323)
Start-up Costs	(820,471)	––
Loss from operations	(2,146,756)	(308,899)
Interest expense and change in derivative liability	(432,071)	(1,414,378)
Net loss before income taxes	(2,578,827)	(1,723,277)
Income taxes	––	––
Net loss	(2,578,827)	(1,723,277)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,055,188,615	821,575,972

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,578,827)	$(1,723,277)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	427,300	151,910
Shares issued to employees, directors, and consultants	30,000	––
Amortization of loan discount	32,700	253,557
Amortization of deferred financing costs	––	578,662
Depreciation and amortization	144,411	167,690
Change in value of derivative liability	(5,373)	(4,136)
Share based compensation	551,603	––
Start-up costs for stellacure	820,471	––
Shares and warrants issued for financing	––	204,419
Net change in operating assets and liabilities	(544,456)	270,216
Net cash used in operating activities	(1,122,171)	(100,959)

Cash flows from investing activities:
Payments for purchase of property and equipment	(86,800)	––

Net cash used in investing activities	(86,800)	––

Cash flows from financing activities:
Bank overdraft	––	(17,083)
Issuance of common shares for cash	150,000	347,486
Proceeds from issuance of notes payable	1,200,000	––
Payments on notes payable	––	(104,240)
Proceeds from advances from shareholders	––	2,944
Payments on advances from shareholders	(21,419)	(18,676)
Payments on capital lease obligations	––	(2,589)
Net cash provided by financing activities	1,328,581	207,842

Net increase in cash	119,610	106,883
Cash and cash equivalents, at beginning of period	716,576	––
Cash and cash equivalents, at end of period	$836,186	$106,883

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2010	2009
Supplemental disclosures:
Cash paid for interest	$––	$50,762

Supplemental disclosures of non-cash investing and financing activities:

Debt repaid through issuance of common stock	$38,819	$1,532,234

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in stellacure GmbH. CBAI and its subsidiaries engage in the following business activities:

•	Cord specializes in providing private cord blood stem cell preservation services to families.

•	stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany and Spain.

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

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Basis of Consolidation

The condensed financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord,  stellacure GmbH, BodyCells, Properties and Rain. All significant inter-company balances and transactions have been eliminated upon consolidation.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2010, the Company adjusted its derivative liability to its fair value, and reflected the decrease in fair value, in its statement of operations.

Revenue Recognition

CBAI recognizes revenue under the provisions of ASC 605-25 (previously Staff Accounting Bulletin 104 “Revenue Recognition”). Cord provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25 (previously Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"). ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period.

Rain generates revenue from packaged advertising services, including media buying, on-hold and motor sports advertising campaigns, marketing and advertising production services. Rain's advertising service revenue is recognized when the media ad space is sold and the advertising occurs. Rain's advertising production service revenue is derived through the production of an advertising campaign including, but not limited to, audio and video production, establishment of a target market and the development of an advertising campaign. Rain recognizes revenue generated from packaged advertising services provided to our clients using the "Gross" basis of ASC 605-45 (formerly Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent)".

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

Fair Value Measurements

CBAI measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price), in an orderly transaction between market participants at the measurement date. The Company categorizes its assets and liabilities measured at fair value based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$836,186	$—	$—	$836,186

Derivative liability	—	—	(2,154,986)	(2,154,986)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.24% to 1.60%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2009	$2,405,553
Issuance of instruments	221,030
Decrease in Value	(5,373)
Reclassification to equity	(466,224)
Value at March 31, 2010	$2,154,986

Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to acquire common stock and warrants are not included in the computation of diluted net loss per share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

 In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 did not have a material impact on our condensed financial statements.

In June 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU became effective for us on January 1, 2010. Adoption of this ASU did not have a material impact on our condensed financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on our condensed its financial statements.

Note 3. Summary of Acquisition

In March 2010, the Company acquired 138,712 Series B Shares of  stellacure, GmbH, which represents an ownership percentage of 51%, a German Limited Liability Company that is in the business of collecting, processing, and storing cord blood samples. The purchase price paid by the Company was EUR 501,000.  stellacure operates primarily in Germany, however, it established sales channels in Spain and Italy in 2009. The Company intends to utilize these markets for immediate market penetration and an opportunity for growth throughout Europe.

In connection with the acquisition, the Company acquired the following assets and liabilities:

Cash	$466,735
Accounts receivable	183,274
Investments and other receivables	208,474
Prepaid expenses	7,424
Property and equipment**	59,733
Other assets	149,036
Total Assets	$1,074,676

Accounts payable	$406,115
Accrued expenses	334,994
Deferred revenue	206,862
Total Liabilities	$947,971

**The carrying amount of the property and equipment acquired was reduced by $7,431 to adjust it to its fair market value on the date of acquisition.

Except for the property and equipment identified above, the Company believes that the carrying amount of the assets and liabilities acquired approximate their respective fair values. Given that stellacure has operated at a loss for the past several years, has negative working capital as of the acquisition date, and has a limited operating history, the Company determined that the fair value of any intangible assets identified as well as the non-controlling interest was $0.  As such, the Company recorded a charge of $820,471 to its condensed statement of operations relating to the acquisition because the costs incurred in the acquisition were akin to a startup cost for the Company’s expansion into Europe.

The results of operations and earnings of  stellacure have not been included in the Company’s statement of operations for the period ended March 31, 2010 as the acquisition occurred at the end of the reporting period.

In connection with the purchase of the shares of stellacure, the Company entered into a commitment to purchase the shares of stellacure from the remaining holders, at the option of the holders, in either cash, shares of the Company, or a combination of both.  The commitment price is defined in the shareholder agreement and is based on a multiple of the earnings of stellacure.  Should the Company pay the commitment price in shares of its common stock, it is required under the agreement that the holders be given stock equal to 110% of the commitment price. The commitment commences in 2012 and expires in 2014.  The Company valued this commitment as of March 31, 2010, based on the recent earnings activity of stellacure, and determined that the value of the commitment was $0.

Note 4. Notes and Loans Payable

At March 31, 2010 and December 31, 2009, notes and loans payable consist of:

	March 31, 2010	December 31, 2009
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due July 31, 2010	$––	$38,189
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	57,482	57,482
Convertible Promissory Note Payable to JMJ Financial, secured by $1.05 million of the Company's assets, one-time interest charge of 10.50%, due October 26, 2012	900,000	150,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	250,050	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 14, 2013	300,050	––
	1,507,582	245,671
Less: Unamortized Discount	(372,214)	(83,785)
	$1,135,368	$161,886

Note 5. Commitments and Contingencies

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC pursuant to which it has secured a $7.5 million capital commitment which may be drawn down in increments, under certain conditions. On November 2, 2009, the Company filed its registration statement for these shares.

Agreements

Pharmastem - In March 2004, Cord entered into a Patent License Agreement with the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expire in 2010.

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

Operating Lease

CBAI leases office space which expires at various times through 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of March 31, 2010, are as follows:

2010	114,720
2011	275,569
2012	251,139
2013	154,082
2014	118,142
$913,652

Note 6. Related Party Transactions and Commitments

Advances from Officers

In prior years, the Company received non-interest bearing advances from officers of CBAI. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2010, the balance remaining on this loan was $2,900.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2010, the balance remaining on this loan was $1,227.

On June 14, 2007, Ms. Stephanie Schissler further loaned $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At March 31, 2010, the balance remaining on this loan was $3,683.

Consulting Agreement

On July 1, 2008, CBAI entered into a one-year consulting agreement with Pyrenees Capital, LLC., a business owned by Stephanie Schissler, CBAI's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a monthly retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. On January 1, 2010 the agreement was renewed for another 12 months with a retainer of $12,500 per month. The agreement automatically renews for a further term of six months, unless a 60-day written notice of cancellation is provided by Pyrenees Capital, or a 180-day written notice is provided by CBAI.

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

The Company awarded a total of 20 million options to purchase common shares to Stephanie Schissler, to compensate her for both past services and future services.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractural Remaining Life
Outstanding, January 1, 2009	22,308,140	0.07	5.5
Granted	725,965,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, December 31, 2009	749,273,140	0.01	7.3
Granted	20,000,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, March 31, 2010	769,273,140	0.01	7.39
Exercisable at March 31, 2010	376,879,390	0.01	7.4

A summary of the activity for unvested employee stock options as of March 31, 2010, and changes during the year is presented below:

	Stock Options	Weighted Average Grant Date Fair Value per Share

Non-vested at January 1, 2010	372,393,750	$0.01
Granted	20,000,000	0.01
Vested	0	$0.0
Forfeited	0	––
Non-vested at March 31, 2010	392,393,750	$0.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	764,470,692	7.40	$0.010	372,076,942	$0.010
$0.21 — 0.30	3,012,600	4.87	0.250	3,012,600	0.250
$0.31 — 0.51	1,789,848	5.69	0.312	1,789,848	0.312
	769,273,140	7.39	$0.009	376,879,390	$0.191

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

On October 10, 2009, Cornell, a warrant holder, exercised their right to purchase 1,263,920 shares of the Company's Common Stock at $0.35 per share, on a cashless basis.

On January 14, 2010, Schottland, a warrant holder, exercised their right to purchase 42,771,971 shares of the company's Common Stock at $0.0037 per share, on a cashless basis.

The following table summarizes the warrants outstanding and exercisable at March 31, 2010:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
15,729,730	$0.101	02/14/2012
4,000,000	$0.101	02/14/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	05/15/2013
9,655,531	$0.0086	05/30/2013
11,428,571	$0.037	06/23/2012
Total 47,527,449

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

During the first three months ending March 31, 2010, a warrant holder exercised a portion of their warrants, or 42,771,971 shares at an exercise price of $0.0037, exercised on a cashless basis.

As of March 31, 2010 CBAI had 5,078,235,011 shares of Common Stock outstanding. 2,000,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2010:

			Radio/
	Umbilical		Television	Segment		Condensed
	Cord Blood	stellacure	Advertising	Total	Eliminations	Total
Revenue from External Customers	$839,343	$-	$-	$839,343		$839,343
Interest Expense	432,071	-	-	432,071		432,071
Depreciation and Amortization	144,411	-	-	144,411		144,411
Segment Income (Loss)	(2,578,827)	-	-	(2,578,827)		(25,788,272)
Segment Assets	$5,627,206	$1,074,672	-	$6,701,878	$(947,176)	$5,754,702

The table below presents certain financial information by business segment for the three months ended March 31, 2009:

		Radio/
	Umbilical	Television	Segments	Condensed
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$773,453	$168,485	$941,938	$941,938
Interest Expense	1,414,378	0	1,414,378	1,414,378
Depreciation and Amortization	167,690	0	167,690	167,690
Segment Income (Loss)	(1,744,4214)	21,144	(1,723,2774)	(1,723,2774)
Segment Assets	$4,558,533	$26,313	$4,584,846	$4,584,846

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, our ability to increase income streams, to grow revenue and earnings, to obtain additional working capital, and to obtain additional cord blood banking revenue streams. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.

The following information should be read in conjunction with our March 31, 2010 condensed financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed financial statements and notes thereto for the year ended December 31, 2009 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2009, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2009.

 Developments During The Quarter

On January 22, 2010, we officially opened our new facility. On March 1, 2010, we commenced processing cord blood at this new facility and on March 8, 2010, our cryogenic freezers arrived at our facility, which allows us to store cord blood specimens in our own facility. On February 8, 2010, we announced the finalization of an agreement to process and store cord blood specimens for BioCells, Inc., headquartered in Argentina, and expect that activity to commence in the second quarter of 2010. We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and leveraging those relationships in the pregnancy programs with those providers. We expect to experience limited activity with expanded print, direct response and internet marketing mediums to facilitate increased prospective customer contact. We will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue to fund mergers and acquisitions to the extent that we identify opportunities and are able to obtain capital on reasonable terms for this purpose from placements of equity, debt and/or convertible debt.

On March 24, 2010, the Company acquired 138,712 Series B Shares (the Shares) in stellacure GmbH, a German Limited Liability Company which is in the business of collecting, processing and storing cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries. The shares represent 51% of the total outstanding shares of stellacure.

Cord Blood believes this acquisition may serve as a strategic footprint into the growth of the stem cell business throughout Europe. In addition to Germany which stellacure started processing and storing in 2006, additional  stellacure sales channels established in 2009 in Spain and Italy provide immediate market penetration and an opportunity for growth. Cord Blood management intends to continue to pursue additional sales channels in other markets in 2010, to the extent capital is available for this purpose. Cord Blood views the established relationship  stellacure has with the German Red Cross as a potential catalyst for expansion of Cord Blood services throughout Europe.

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

Thus, we operate a primary core business and a secondary business:

•	Cord operates the umbilical cord blood stem cell preservation operations, and

•	Rain has limited operations providing television and radio advertising services.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters recently re-located to Las Vegas, NV from Los Angeles, CA. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage was conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. In March 2010, we began to process and store cord blood in our own facility, terminating our contract with PCT on February 28, 2010, and now provide in house all our own processing and storage services. We provide the following services to each customer.

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

●	Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use in our own storage facility. Data indicates that cord blood retains viability and function for at least fifteen years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, both through organic growth and acquisition provided sources of capital are available.

Rain

Rain has specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production. Management has reduced the activities of Rain, terminated its former employees, and by the end of 2009, the subsidiary was maintaining only a modest presence on the internet, continuing to accept business which was proffered to it, but no longer aggressively seeking business. This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities as the Company’s core business.

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

Results of Operations for the Three-Months Ended March 31, 2010

For the three months ended March 31, 2010, our total revenue decreased approximately $0.1 million, or 11% to approximately $0.8 million. The decrease in revenue was a result of the drop in Rain's revenue. Rain’s revenues decreased approximately $0.2 million due in part to the steep down turn in the economy, due to the change in the Rain business model, and because of our decision to de-emphasize Rain's business.  Cord’s revenues increased approximately $0.05 million to approximately $0.8 million due to an increase in customer base. Our total annual storage fees increased approximately $0.4 million to approximately $0.8 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.  Management believes it will be able to obtain the  additional capital, be it debt, equity, convertible debt or a combination thereof on commercially reasonable terms, necessary to sustain such effort, but there is no assurance that the Company will be successful in this regard.

Cost of services decreased by approximately 7% to $0.4 million, and Gross Profit decreased from 52% of revenues to 51%. The decrease in cost of services is due to bringing the lab processing and storage in house. The company believes that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs may decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $0.9 million, or 118% from the prior comparative period to $1.8 million. During the quarter, the Company had stock option non-cash expense of $0.5 million. The Company spent $0.65 million to purchase stellacure, a company in Germany, which allowed Cord to enter  the European market. The acquisition of  stellacure has resulted in start-up costs of $0.8 million. With the recent growth and expansion of the company's in-house laboratory operations, salaries have increased approximately $0.6 million from the prior comparative period to $0.9 million. As a result of our recent growth and expansion, our net loss increased by $1.0 million, or 60% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $2.6 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had $0.8 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, Cord and Rain. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we have reduced our notes payable by $39,000.

Net cash used in operating activities increased approximately $1.0 million from the prior comparative period to $1.1 million. The increase was a result of the $0.8 million in start-up costs for  stellacure, and $0.4 million in the issuance of stock for services. Net cash provided by financing activities increased approximately $1.1 million from the prior comparative period to $1.3 million. The largest contributor to this increase is the increase of proceeds from the issuance of notes payable. At the end of the period, cash and cash equivalents increased approximately $0.7 million from the prior comparative period to $0.8 million.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash and services, and through loans and convertible debt.  As we expand our operational activities, we likely will continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity, debt and/or convertible debt offerings  to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

In October 2009, the Company signed a credit line Promissory Note for $1.05 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in October, 2012. The Company has drawn down $0.9 million since inception under the credit line, with no amount being converted into common shares of the Company to date.

In January 2010, the Company signed two credit line Promissory Notes for $1.5 million each with JMJ Financial bearing one-time interest rates of 10%, and maturing in January, 2013. The Company has drawn down a total of $0.5 million since inception under these credit lines, with no amount being converted into common shares of the Company todate.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4.    RESERVED

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

10.3	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company. (2)

10.4	Securities Purchase Agreement, dated as of June 27, 2008, by and between the Company and Tangiers Investors, LP (3)

10.5	Registration Rights Agreement, dated as of June 27, 2008, by and between the Company and the Tangiers Investors, LP. (3)

10.6	Form of Lock-Up Agreement. (3)

10.7	Stock Purchase Agreement with Optimus Capital Partners, LLC, dated as of August 3, 2009. (4)

10.8	1.3 Million Dollar Secured & Collateralized Convertible Promissory Note, dated May 18, 2009. (5)

10.9	Agreement to Acquire 138,712 Series B Shares (the Shares) in stellacure GmbH, a German Limited Liability Company. (6)

10.10	License Agreement with AXM Pharma, Inc.,

10.11	Lease for Las Vegas facility (7)

31.1	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(2)           Filed as an exhibit to Current Report on Form 8-K filed on June 3, 2008.

(3)           Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(4)           Filed as an exhibit to Current Report on Form 8-K filed on August 3, 2009.

(5)           Filed as an exhibit to Current Report on Form 8-K filed on May 18, 2009.

(6)   Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010.

(7)   Filed as an exhibit to Current Report on  Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

	By:	/s/ Matthew L. Schissler
Matthew L. Schissler
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 20, 2010