Form 10-Q
period 2010-06-30
Cord Blood America, Inc.
filed 2010-08-18
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

 For the quarterly period ended June 30, 2010

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of August 9, 2010: 5,273,093,131 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
Current assets:	June 30, 2010	December 31, 2009
Cash	$336,429	$716,576
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $70,000	370,368	174,103
Investments and related party receivable	200,000	––
Prepaid expenses	117,593	––
Total current assets	1,024,390	890,679
Property and equipment, net of accumulated depreciation and amortization of $191,143 and $146,888	486,423	383,597
Other current assets	5,000	––
Customer contracts and relationships, net of accumulated amortization of $1,717,300 and $1,477,399	3,608,418	3,848,319
Other assets	46,345	––
Total assets	$5,170,576	$5,122,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$657,552	$709,519
Accrued expenses	465,576	380,543
Deferred rent	183,883	––
Deferred revenue	1,702,881	1,475,261
Advances from shareholders	––	29,229
Derivative liability	2,252,300	2,405,553
Promissory notes payable, net of unamortized discount of $443,191 and $83,784	1,281,637	161,886
Total current liabilities	6,543,829	5,161,991
Commitments and contingencies, note 5
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,950,000,000 shares authorized, 5,273,093,131 and 4,947,735,145 shares issued and outstanding, inclusive of treasury shares	527,309	494,774
Additional paid-in capital	37,657,936	34,763,094
Common stock held in treasury stock, 2,000,000 shares	(599,833)	(599,833)
Comprehensive income (loss)	25,942	––
Accumulated deficit	(38,858,390)	(34,697,431)
Total cord blood stockholders’ deficit	(1,247,036)	(39,396)
Non-controlling interest	(126,217)	––
Total stockholders’ deficit	(1,373,253)	(39,396)
Total liabilities and stockholders’ deficit	$5,170,576	$5,122,595

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2010	2009
Revenue	$1,790,904	$1,755,888
Cost of services	(816,066)	(763,728)
Gross profit	974,838	992,160
Administrative and selling expenses	(3,785,687)	(1,806,810)
Start-up Costs	(820,471)	––
Loss from operations	(3,631,320)	(814,650)
Interest expense and change in derivative liability	(652,324)	(2,809,719)
Net loss before income taxes	(4,283,644)	(3,624,369)
Income taxes	––	––
Non-controlling interest in income	126,217	––
Net loss	(4,157,427)	(3,624,369)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,090,888,296	1,241,549,527

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2010	2009
Revenue	$951,561	$813,950
Cost of services	(400,700)	(316,214)
Gross profit	550,861	497,736
Administrative and selling expenses	(2,035,425)	(1,003,487)
Start-up Costs	––	––
Loss from operations	(1,484,564)	(505,751)
Interest expense and change in derivative liability	(220,253)	(1,395,342)
Net loss before income taxes	(1,704,817)	(1,901,093)
Income taxes	––	––
Non-controlling interest in income	126,217	––
Net loss	(1,578,600)	(1,901,093)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,125,137,980	1,649,734,836

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,157,427)	$(3,624,369)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for services	522,615	297,136
Expense incurred in relation to stock options	1,077,596	29,293
Shares issued to employees, directors, and consultants	30,000	––
Amortization of loan discount	184,606	1,438,457
Amortization of deferred financing costs	––	611,072
Depreciation and amortization	284,156	306,533
Change in value of derivative liability	28,831	(53,691)
Start-up costs for stellacure	820,471	––
Non-controlling interest	(126,217)	––
Shares and warrants issued for financing	––	299,693
Net change in operating assets and liabilities	(778,200)	109,751
Net cash used in operating activities	(2,113,569)	(586,125)

Cash flows from investing activities:
Payments for purchase of property and equipment	(87,348)	––
Loan receivable issued to vivicells international	(200,000)	––
Net cash used in investing activities	(287,348)	––

Cash flows from financing activities:
Bank overdraft	––	(17,083)
Issuance of common shares for cash	199,999	645,462
Payments on advances from officers	––	(37,352)
Proceeds from issuance of notes payable	1,850,000	500,000
Payments on loans payable	––	(180,708)
Proceeds from advances from shareholders	––	2,944
Payments on advances from shareholders	(29,229)	––
Payments on capital lease obligations	––	(2,589)
Net cash provided by financing activities	2,020,770	910,674

Net increase (decrease) in cash	(380,147)	324,549
Cash and cash equivalents, at beginning of period	716,576	––
Cash and cash equivalents, at end of period	$336,429	$324,549

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2010	2009
Supplemental disclosures:
Cash paid for interest	$––	$100,931

Supplemental disclosures of non-cash investing and financing activities:

Debt repaid through issuance of common stock	$524,218	$4,994,818

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1.  Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH. CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families.

●	Stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany and Spain.

●
BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

●	Properties were formed to hold the corporate trademarks and other intellectual property of CBAI.

●	Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary in the event CBAI cannot continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord, Stellacure GmbH, BodyCells, Properties and Rain. All significant inter-company balances and transactions have been eliminated upon consolidation.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2010, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

Cord and Stellacure recognize revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period.

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

Cost of Services

Costs for Cord and Stellacure are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, and the labs’ processing fees. The Company expenses costs in the period incurred. Costs for Rain include commercial production costs, lead generation costs and media buys.

Fair Value Measurements

CBAI measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price), in an orderly transaction between market participants at the measurement date. The Company categorizes its assets and liabilities measured at fair value based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

●	Level 1 – quoted prices in active markets for identical assets or liabilities.

●	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

●	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$336,429	$—	$—	$336,429

Derivative liability	$—	$—	$(2,252,300)	$(2,252,300)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.24% to 1.60%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2009	$2,405,553
Issuance of instruments	390,402
Increase in Value	28,831
Reclassification	(572,486)
Value at June 30, 2010	$2,252,300

Comprehensive Income (Loss)

The following is a schedule of comprehensive income (loss) for the six months ended June 30, 2010 and 2009:

	2010	2009
Net income (loss)	$(4,157,427)	$(3,624,369)
Foreign currency translation gain (loss)	25,942	––
Comprehensive income (loss)	$(4,131,485)	$(3,624,369)

Net Loss per Share

Net loss per common share is calculated in accordance with ASC 260. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to acquire common stock and warrants are not included in the computation of diluted net loss per share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

 In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 did not have a material impact on our condensed consolidated financial statements.

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

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU became effective for us on January 1, 2010. Adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on our condensed consolidated financial statements.

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

Except for the property and equipment identified above, the Company believes that the carrying amount of the assets and liabilities acquired approximate their respective fair values. Given that Stellacure has operated at a loss for the past several years, has negative working capital as of the acquisition date, and has a limited operating history, the Company determined that the fair value of any intangible assets identified as well as the non-controlling interest was $0.  As such, the Company recorded a charge of $820,471 to its condensed consolidated statement of operations relating to the acquisition because the costs incurred in the acquisition were akin to a startup cost for the Company’s expansion into Europe.

In connection with the purchase of the shares of Stellacure, the Company entered into a commitment to purchase the shares of Stellacure from the remaining holders, at the option of the holders, in either cash, shares of the Company, or a combination of both.  The commitment price is defined in the shareholder agreement and is based on a formula that considers a multiple of revenue and earnings of Stellacure. Should the Company pay the commitment price in shares of its common stock, it is required under the agreement that the holders be given stock equal to 110% of the commitment price. The commitment commences in 2012 and expires in 2014.  The Company valued this commitment as of June 30, 2010, based on the recent earnings activity of Stellacure, and determined that the value of the commitment was $0.

Note 4. Notes and Loans Payable

At June 30, 2010 and December 31, 2009, notes and loans payable consist of:

	June 30, 2010	December 31, 2009
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due July 31, 2010	$––	$38,189
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	––	57,482
Convertible Promissory Note Payable to JMJ Financial, secured by $1.05 million of the Company's assets, one-time interest charge of 10.50%, due October 26, 2012	726,453	150,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	250,050	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 14, 2013	645,050	––
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	99,975	––
	1,721,528	245,671
Less: Unamortized Discount	(439,891)	(83,785)
	$1,281,637	$161,886

Note 5.  Commitments and Contingencies

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement and Warrant Agreement with Optimus Capital Partners, LLC, which contemplates a $7.5 million capital commitment which may be drawn down in increments in the future by the Company under certain conditions, including the filing and effectiveness of a current registration statement registering common shares issuable upon Warrant exercise and certain   common shares issued as a fee at the outset.  On November 2, 2009, the Company filed its registration statement for these common shares as required by these agreements.  However, the Company is reassessing whether to follow through with the implementation of this capital commitment.  In the mean time, on January 27, 2010, the Company elected to withdraw for the time being its registration statement filed with the SEC for these shares.

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

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 241,096,000 options to purchase common stock, 50% of which vested immediately and the other 120,548,000 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 242,929,000 options to purchase common stock, 50% of which vested immediately and the other 121,464,500 to vest at December 31, 2010.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 120,548,000 options to purchase common stock, 50% of which vested immediately and the other 60,274,000 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 121,464,500 options to purchase common stock, 50% of which vested immediately and the other 60,732,250 to vest at December 31, 2010.

Operating Lease

CBAI leases office space which expires at various times through 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of June 30, 2010, are as follows:

2010	$76,480
2011	275,569
2012	251,139
2013	154,082
2014	118,142
$875,412

Note 6.  Related Party Transactions and Commitments

Advances from Shareholders

In prior years, the Company received non-interest bearing advances from officers of CBAI. In addition, on May 11, 2007, Ms. Stephanie Schissler, CBAI's former President and Chief Operating Officer, who is the spouse of the Company's Chief Executive Officer, loaned $121,500 to the Company, to be repaid in 36 equal monthly installments of $3,908. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2010, the balance remaining on this loan was $0.

On June 14, 2007, Mr. Matt Schissler, the Company’s Chief Operating Officer, loaned $25,650 to the Company, to be repaid in 36 equal monthly installments of $828. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2010, the balance remaining on this loan was $0.

On June 14, 2007, Ms. Stephanie Schissler further loaned $76,950 to the Company, to be repaid in 36 equal monthly installments of $2,483. The Company signed a Promissory Note, which carries interest at the rate of 10% per annum. At June 30, 2010, the balance remaining on this loan was $0.

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

On March 2, 2010, the Company awarded a total of 20 million options to purchase common shares to Stephanie Schissler, to compensate her for both past services and future services.

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 50,782,350 and 29,984,810 options respectively.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2009	22,308,140	0.07	5.5
Granted	725,965,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, December 31, 2009	749,273,140	0.01	7.3
Granted	20,000,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, March 31, 2010	769,273,140	0.01	7.39
Granted	-
Exercised	120,548,000
Forfeited/Expired	-
Outstanding, June 30, 2010	648,725,140	0.01	7.64
Exercisable at June 30, 2010	376,879,390	0.01	7.4

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	643,922,692	7.40	$0.010	372,076,942	$0.010
$0.21 — 0.30	3,012,600	4.87	0.250	3,012,600	0.250
$0.31 — 0.51	1,789,848	5.69	0.312	1,789,848	0.312
	648,725,140	7.39	$0.009	376,879,390	$0.191

Note 8.  Warrant Agreements

A summary of warrant activity since January 1, 2009 is as follows:

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase 1,446,428,571 of the Company’s Common Stock at $0.007 per share.

On June 23, 2009, the Company issued a Promissory Note for $200,000 to Joseph Schottland along with 54,200,542 three-year warrants at $0.0037 per share.

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

The following table summarizes the warrants outstanding and exercisable at June 30, 2010:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
15,729,730	$0.101	02/14/2012
4,000,000	$0.101	02/14/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	05/15/2013
9,655,531	$0.0086	05/30/2013
11,428,571	$0.037	06/23/2012
Total 47,527,449

Note 9.  Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which contemplates a secured $7.5 million capital commitment which may be drawn down in increments through the “put” to the Fund of newly issued Series A Preferred Stock, subject to meeting certain conditions.  At the same time, a Warrant Agreement was executed, granting Optimus CGII, Ltd. the right to acquire 1,446,428,571 Common shares at an exercise price of $0.008 per share, subject to certain adjustments. See note 5.

The Stock Purchase Agreement provides that up to 750 shares of Series A Preferred stock, par value $0.0001, may be “put” to the Fund at a purchase price of $10,000 per share over a period of time, provided its conditions are met. The Series A Preferred stock would accrue dividends at the rate of 10% per annum, preclude other dividends until it is paid, and have a liquidation preference equal to $10,000 plus all accrued but unpaid dividends. The Series A Preferred would be redeemable after four years at a redemption price of equal to $10,000 plus all accrued but unpaid dividends (or earlier if certain additional premiums are paid). The Series A Preferred Stock would not be publicly traded.

Conditions precedent to utilizing this line of credit include the filing and effectiveness of a current registration statement registering  common shares issuable upon Warrant exercise and certain  common shares issued as a fee at the outset.  On November 2, 2009, the Company filed its registration statement for these common shares as required by these agreements.  However, the Company is re assessing whether to follow through with the implementation of this capital commitment.  In the mean time, on January 27, 2010, the Company elected to withdraw for the time being its registration statement filed with the SEC for these shares.

Common Stock

On March 25, 2009, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 6,945,000,000 shares, par value $0.0001, up from 950,000,000. This amendment was adopted by the Company’s Board of Directors on February 12, 2009, and its Shareholders at a Special Meeting of Shareholders called for this purpose on March 23, 2009.

On January 14, 2010, a warrant holder exercised a portion of their warrants, or 42,771,971 shares at an exercise price of $0.0037, exercised on a cashless basis.

On June 1, 2010, the CEO exercised a portion of his options, or 50,782,350 shares at an exercise price of $0.0033, exercised on a cashless basis.

On June 25, 2010, the CEO exercised a portion of his options, or 29,984,810 shares at an exercise price of $0.0033, exercised on a cashless basis.

As of June 30, 2010 CBAI had 5,273,093,131 shares of Common Stock outstanding. 1,671,906,869 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the six months ended June 30, 2010:

			Radio/
	Umbilical		Television	Segment		Condensed Consolidated
	Cord Blood	Stellacure	Advertising	Total	Eliminations	Total
Revenue from External Customers	$1,632,492	$158,412	$-	$1,790,904		$1,790,904
Interest Expense	645,952	6,372	-	652,324		652,324
Depreciation and Amortization	284,155	5,667	-	289,822		289,822
Segment Income (Loss)	(3,587,805)	(569,622)	-	(4,157,427)		(4,157,427)
Segment Assets	$5,635,348	$489,835	-	$6,125,183	$(954,607)	$5,170,576

The table below presents certain financial information by business segment for the six months ended June 30, 2009:

		Radio/
	Umbilical	Television	Segments	Condensed
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$1,573,571	$182,317	$1,755,888	$1,755,888
Interest Expense	2,807,001	2,719	2,809,720	2,809,720
Depreciation and Amortization	306,533	0	306,533	306,533
Segment Income (Loss)	(3,587,8055)	(36,564)	(3,624,3694)	(3,624,3694)
Segment Assets	$4,348,064	$291,812	$4,639,876	$4,639,876

The table below presents certain financial information by business segment for the three months ended June 30, 2010:

			Radio/
	Umbilical		Television	Segment		Condensed Consolidated
	Cord Blood	Stellacure	Advertising	Total	Eliminations	Total
Revenue from External Customers	$793,149	$158,412	$-	$951,561		$951,561
Interest Expense	213,881	6,372	-	220,253		220,253
Depreciation and Amortization	139,744	5,667	-	145,411		145,411
Segment Income (Loss)	(1,008,978)	(569,622)	-	(1,578,600)		(1,578,600)
Segment Assets	$5,635,348	$489,835	-	$6,125,183	$(954,607)	$5,170,576

The table below presents certain financial information by business segment for the three months ended June 30, 2009:

		Radio/
	Umbilical	Television	Segments	Condensed
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$800,118	$13,832	$813,950	$813,950
Interest Expense	1,395,342	0	1,395,342	1,395,342
Depreciation and Amortization	138,843	0	138,843	138,843
Segment Income (Loss)	(1,843,3855)	(57,708)	(1,901,8934)	(1,901,8934)
Segment Assets	$4,348,064	$291,812	$4,639,876	$4,639,876

Note 11.  Subsequent Events

 The Company had previously entered into a series of Securities Purchase Agreements with Shelter Island Opportunity Fund, LLP (“Shelter Island”) which provided the Company various lines of credit which were drawn down and subsequently paid off in full. As part of these transactions, the Company issued to Shelter Island a Common Stock Purchase Warrant to purchase, as adjusted, 36,000,000 shares of Common Stock (the “Shelter Island Warrants”) along with a Put Option Agreement.

After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 36 million shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note").

The Replacement Note matures on June 30, 2011, bears interest at 16% per annum for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 30, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of the holder of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

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

The following information should be read in conjunction with our June 30, 2010 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2009 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2009, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2009.

Recent Developments

On January 22, 2010, we officially opened our new facility. On March 1, 2010, we commenced processing cord blood at this new facility and on March 8, 2010, our cryogenic freezers arrived at our facility, which allows us to store cord blood specimens in our own facility. On February 8, 2010, we announced the finalization of an agreement to process and store cord blood specimens for BioCells, Inc., headquartered in Argentina, and expect that activity to commence in the third quarter of 2010. We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and leveraging those relationships in the pregnancy programs with those providers. We will experience limited activity with expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue to fund mergers and acquisitions to the extent that we identify opportunities and are able to obtain capital on reasonable terms for this purpose from placements of equity, debt or convertible debt.

At the end of March 2010, the Company acquired 138,712 Series B Shares (the Shares) in Stellacure GmbH, a German Limited Liability Company which is in the business of collecting, processing and storing cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries. The shares represent 51% of the total outstanding shares of Stellacure.

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

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”). This loan was done in conjunction with the Company's preparation as a co-proponent of a Plan of Reorganization under the United States Bankruptcy Code, pursuant to which the Company proposes ultimately hold 95% of the outstanding shares of Vivi and thereby acquiring its business and assets, in exchange for the issuance of up to 75.6 million shares of restricted Company common stock. Pursuant to the terms of the Debtor-in Possession Loan Agreement the Company loaned Vivi the principal amount of $200,000.  The loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011.  The debtor in this agreement and its two subsidiaries, each pledged all their assets and business to secure the loan, and agreed that the loan would have senior security status.

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement and Warrant Agreement with Optimus Capital Partners, LLC, which contemplates a $7.5 million capital commitment which may be drawn down in increments in the future by the Company under certain conditions, including the filing and effectiveness of a current registration statement registering common shares issuable upon Warrant exercise and certain   common shares issued as a fee at the outset.  On November 2, 2009, the Company filed its registration statement for these common shares as required by these agreements.  However, the Company is re assessing whether to follow through with the implementation of this capital commitment.  In the mean time, on January 27, 2010, the Company elected to withdraw for the time being its registration statement filed with the SEC.

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

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters recently re-located to Las Vegas, NV from Los Angeles, CA. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage were conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. In March 2010, we began to process and store cord blood in our own facility, terminating our contract with PCT on February 28, 2010. We provide the following services to each customer.

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

Stellacure GmbH

Based in Hamburg Germany, Stellacure GmbH  collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries.

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

Results of Operations for the Six-Months Ended June 30, 2010

For the six months ended June 30, 2010, our total revenue increased approximately $0.04 million, or 2% to approximately $1.79 million. The increase in revenue was a result of the consolidation of Stellacure’s revenue of $0.15 million. The period ending June 30, 2010 was the first period that Stellacure’s revenue was consolidated with Cord’s revenues. Cord’s revenues increased approximately $0.06 million to approximately $1.6 million due to an increase in customer base. Our total annual storage fees increased approximately $0.07 million to approximately $1.0 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased by approximately 7% to $0.8 million, and gross profit decreased from 56% of revenues to 54%. The increase in cost of services is a result of consolidating the cost of services from Stellacure, which was $0.07 million. Cord’s cost of services decreased by $0.01 million. The decrease in cost of services is due to bringing the lab processing and storage in house. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $1.9 million, or 110% from the prior comparative period to $3.7 million. During the six month period, the Company had stock option non-cash expense of $1.0 million. The Company spent $0.65 million to purchase Stellacure, a company in Germany, which allows Cord to make its way into the European market. The acquisition of Stellacure has resulted in start-up costs of $0.8 million. With the recent growth and expansion of the company, salaries have increased approximately $1.2 million from the prior comparative period to $1.7 million. As a result of our recent growth and acquisition, our net loss increased by $0.6 million, or 16% from the prior comparative period.

Results of Operations for the Three-Months Ended June 30, 2010

For the three months ended June 30, 2010, our total revenue increased approximately $0.1 million, or 12% to approximately $0.9 million. The increase in revenue was a result of the consolidation of Stellacure’s revenue of $0.1 million. The period ending June 30, 2010 was the first period that Stellacure’s revenue was consolidated with Cord’s revenues. Cord’s revenues decreased approximately $0.01 million to approximately $0.8 million due to the decrease in Rain’s revenue. Our total annual storage fees decreased approximately $0.03 million to approximately $0.043 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased by approximately 26% to $0.4 million, and Gross Profit decreased from 61% of revenues to 58%. The increase in cost of services is a result of consolidating the cost of services from Stellacure, which was $0.07 million. Cord’s cost of services decreased by $0.006 million. The decrease in cost of services is due to bringing the lab processing and storage in house. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $1.0 million, or 102% from the prior comparative period to $2.0 million. During the quarter, the Company had stock option non-cash expense of $0.5 million. With the recent growth and expansion of the company, salaries have increased approximately $0.1 million from the prior comparative period to $0.4 million. Our net loss decreased by $0.3 million, or approximately 17% from the prior comparative period.

Liquidity and Capital Resources

We have experienced net losses of $4.2 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, we had $0.3 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, Cord and Stellacure. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we eliminated two note payables, for a total of $0.1 million.

Net cash used in operating activities increased approximately $1.5 million from the prior comparative period to $2.1 million. The increase was a result of the $0.8 million in start-up costs for Stellacure, $0.5 million in the issuance of stock for services, and $1.0 million stock option expense. Net cash provided by financing activities increased approximately $1.1 million from the prior comparative period to $2.0 million. The largest contributor to this increase is the increase of proceeds from the issuance of notes payable, which was approximately $1.9 million. At the end of the period, cash and cash equivalents increased approximately $0.01 million from the prior comparative period to $0.3 million.

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

In October 2009, the Company signed a Promissory Note for $1.05 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in October, 2012. The Company has drawn down $1.05 million since inception, with $0.04 million being converted into common shares of the Company.

In January 2010, the Company signed two Promissory Notes for $1.5 million each with JMJ Financial bearing one-time interest rates of 10%, and maturing in January, 2013. The Company has drawn down a total of $0.8 million since inception, with no amount being converted into common shares of the Company.

In April 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in April, 2013. The Company has drawn down a total of $0.05 million since inception, with no amount being converted into common shares of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CORD BLOOD AMERICA, INC.

Date: August 16, 2010	By:	/s/ Matthew L. Schissler
Name :Matthew L. Schissler
Title: Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)