Form 10-Q
period 2010-09-30
Cord Blood America, Inc.
filed 2010-11-22
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from _______ to _______

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of November 9, 2010: 5,692,564,026 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
Current assets:	September 30, 2010	December 31, 2009
Cash	$236,486	$716,576
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $70,000	562,385	174,103
Prepaid expenses	81,523	––
Total current assets	880,394	890,679
Property and equipment, net of accumulated depreciation and amortization of $208,601 and $146,888	561,833	383,597
Other current assets	5,000	––
Customer contracts and relationships, net of accumulated amortization of $1,833,395 and $1,477,399	5,154,565	3,848,319
Other assets	66,187	––
Investments and related party receivables	200,000
Goodwill	126,761
Total assets	$6,994,740	$5,122,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$642,515	$709,519
Accrued expenses	1,592,105	380,543
Deferred rent	138,161	––
Deferred revenue	1,707,816	1,475,261
Advances from shareholders	––	29,229
Derivative liability	480,640	2,405,553
Promissory notes payable, net of unamortized discount of $451,958 and $83,784	2,252,797	161,886
Total current liabilities	6,814,034	5,161,991
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 6,950,000,000 shares authorized, 5,692,564,026 and 4,947,735,145 shares issued and outstanding, inclusive of treasury shares	569,256	494,774
Additional paid-in capital	40,231,262	34,763,094
Common stock held in treasury stock, 2,000,000 shares	(599,833)	(599,833)
Comprehensive income (loss)	(41,457)	––
Accumulated deficit	(40,734,841)	(34,697,431)
Total cord blood stockholders’ equity (deficit)	(575,613)	(39,396)
Non-controlling interest	753,319	––
Total stockholders’ equity (deficit)	177,706	(39,396)
Total liabilities and stockholders’ equity (deficit)	$6,994,740	$5,122,595

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Revenue	$2,749,353	$2,594,126
Cost of services	(1,171,856)	(967,235)
Gross profit	1,577,497	1,626,891
Administrative and selling expenses	(6,147,565)	(3,386,260)
Start-up Costs	(820,471)	––
Loss from operations	(5,390,539)	(1,759,369)
Interest expense and change in derivative liability	(865,326)	(4,163,643)
Net loss before income taxes	(6,255,865)	(5,923,012)
Income taxes	––	––
Non-controlling interest in income	221,680	––
Net loss	$(6,034,185)	$(5,923,012)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,230,520,018	1,755,784,836

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Revenue	$958,449	$838,238
Cost of services	(355,790)	(203,507)
Gross profit	602,659	634,731
Administrative and selling expenses	(2,361,878)	(1,579,450)
Start-up Costs	––	––
Loss from operations	(1,759,219)	(944,719)
Interest expense and change in derivative liability	(213,002)	(1,353,924)
Net loss before income taxes	(1,972,221)	(2,298,943)
Income taxes	––	––
Non-controlling interest in income	95,464	––
Net loss	$(1,876,757)	$(2,298,943)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,502,553,285	2,775,994,889

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,034,185)	$(5,923,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services	601,464	403,986
Issuance of stock for position in vivicells international	46,665	––
Stock based compensation	1,707,114	633,007
Amortization of loan discount	373,915	1,607,143
Amortization of deferred financing costs	––	648,767
Depreciation and amortization	435,235	444,560
Change in value of derivative liability	(25,974)	1,003,978
Start-up costs for stellacure	820,471	––
Payment for acquisition of biocordcell	(315,000)	––
Foreign currency translation	(41,457)	––
Non-controlling interest	(221,678)	––
Shares and warrants issued for financing	––	204,419
Net change in operating assets and liabilities	(599,585)	(277,583)
Net cash used in operating activities	(3,253,018)	(1,254,435)

Cash flows from investing activities:
Payments for purchase of property and equipment	(137,538)	(34,590)
Loan Receivable issued to vivicells international	(200,000)	––
Cash acquired during acquisition of biocells	134,695	––
Net cash used in investing activities	(202,843)	(34,590)

Cash flows from financing activities:
Bank overdraft	––	(17,083)
Issuance of common shares for cash	200,000	1,220,462
Payments on advances from officers	––	(56,124)
Proceeds from issuance of notes payable	2,805,000	500,000
Payments on loans payable	––	(200,441)
Proceeds from advances from shareholders	––	2,964
Payments on advances from shareholders	(29,229)	––
Payments on capital lease obligations	––	(2,589)
Net cash provided by financing activities	2,975,771	1,447,189

Net increase (decrease) in cash	(480,090)	158,164
Cash and cash equivalents, at beginning of period	716,576	––
Cash and cash equivalents, at end of period	$236,486	$158,164

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Supplemental disclosures:
Cash paid for interest	$––	$128,294

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for accrued financing costs	$––	$1,080,107
Debt repaid through issuance of common stock	$2,086,391	$8,596,301

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

•	Cord specializes in providing private cord blood stem cell preservation services to families.

•	Stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany and Spain.

•	Biocordcell Argentina S.A. specializes in providing cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

•
BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

•	Properties were formed to hold the corporate trademarks and other intellectual property of CBAI.

•	Rain specializes in creating direct response television and radio advertising campaigns, including media placement and commercial production.

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

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations. The accompanying consolidated financial statements do not include any adjustments that might result from such uncertainty.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord, Stellacure GmbH, Biocordcell Argentina S.A., BodyCells, Properties and Rain. All significant inter-company balances and transactions have been eliminated upon consolidation.

Deferred Revenue

Deferred revenue for Cord consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2010, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

Cord, Stellacure and Bio recognize revenue from both enrollment fees and processing fees upon the completion of processing while storage fees are recognized ratably over the contractual storage period.

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

Cost of Services

Costs for Cord, Stellacure and Bio are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, and the labs’ processing fees. The Company expenses costs in the period incurred. Costs for Rain include commercial production costs, lead generation costs and media buys.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$236,486	$—	$—	$236,486

Derivative liability	$—	$—	$(480,640)	$(480,640)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.24% to 1.64%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2009	$2,405,553
Issuance of instruments	592,014
Increase in Value	(25,974)
Reclassification to notes payable	(2,490,953)
Value at September 30, 2010	$480,640

Comprehensive Income (Loss)

The following is a schedule of comprehensive income (loss) for the nine months ended September 30, 2010 and 2009:

	2010	2009
Net income (loss)	$(6,034,185)	$(5,923,012)
Foreign currency translation gain (loss)	(41,457)	––
Comprehensive income (loss)	$(6,075,642)	$(5,923,012)

Net Loss per Share

Net loss per common share is calculated in accordance with ASC 260. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding. Outstanding options to acquire common stock and warrants are not included in the computation of diluted net loss per share because the effects of inclusion are anti-dilutive.

Recent Accounting Pronouncements

 In September 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, and an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 did not have a material impact on our condensed consolidated financial statements.

In September 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 did not have a material impact on our financial statements.

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

Stellacure GmbH

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

In connection with the acquisition, the Company acquired the following assets and liabilities at fair value:

Cash	$466,735
Accounts receivable	183,274
Investments and other receivables	208,474
Prepaid expenses	7,424
Property and equipment	52,302
Other assets	149,036
Total Assets	$1,067,245

Accounts payable	$406,115
Accrued expenses	334,994
Deferred revenue	206,862
Total Liabilities	$947,971

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

In connection with the purchase of the shares of Stellacure, the Company entered into a commitment to purchase the shares of Stellacure from the remaining holders, at the option of the holders, in either cash, shares of the Company, or a combination of both.  The commitment price is defined in the shareholder agreement and is based on a formula that considers a multiple of revenue and earnings of Stellacure. Should the Company pay the commitment price in shares of its common stock, it is required under the agreement that the holders be given stock equal to 110% of the commitment price. The commitment commences in 2012 and expires in 2014.  The Company valued this commitment as of September 30, 2010, based on the recent earnings activity of Stellacure, and determined that the value of the commitment was $0.

Biocordcell Argentina S.A.

 In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (‘Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares).

Under the Agreement, the Company paid $315,000 in cash at the closing, and paid an additional $410,000 on October 25, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances.

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010; and additional contingent “earn-out” compensation in 2012 based on achieving certain levels of net income in 2011.

The earn-out provisions are as follows for Bio’s 2010 fiscal year, which ends December 31, 2010:

•
If Bio net profits exceed $186,000 in 2010, the Company has agreed to pay an additional earn-out of $700,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced  on October 20, 2010 toward the 2010 earn-out, and the Shareholders will be entitled to be paid 20% of the amount by which 2010 Bio net income exceeds $186,000.

•
If Bio net profits exceed $139,500 in 2010 but do not reach $186,000, the Company has agreed to pay an additional earn-out of $700,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2010 earn-out, but will not be entitled to be paid a percentage of Bio net income.

•
If Bio net profits exceed $93,000 in 2010 but do not reach $139,500, the Company has agreed to pay an additional earn-out of $500,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2010 earn-out, but will not be entitled to be paid a percentage of Bio net income.

•
If Bio net profits do not equal $93,000 in 2010, no additional earn-out will be paid to the shareholders in 2011 for 2010, and the Shareholders are obligated to return to the Company, a sum equal to the $100,000 payment advanced on October 20, 2010, toward the  Shareholders’ 2010 earn-out, along with interest, but less actual  net profits  earned by Bio in 2010.

The earn-out provisions are as follows for Bio’s 2011 fiscal year, which ends on December 31, 2011:

•
If Bio net profits exceed $577,000 in 2011, the Company has agreed to pay an additional earn-out of $705,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced  on October 20, 2010 toward the 2011 earn-out, and the Shareholders will be entitled to be paid 20% of the amount by which 2011 Bio net income exceeds $577,000.

•
If Bio net profits exceed $432,750 in 2011 but do not reach $577,000, the Company has agreed to pay an additional earn-out of $705,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2011 earn-out, but will not be entitled to be paid a percentage of Bio net income.

•
If Bio net profits exceed $288,500 in 2011 but do not reach $432,750, the Company has agreed to pay an additional earn-out of $350,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2011 earn-out, but will not be entitled to be paid a percentage of Bio net income.

•
If Bio net profits do not equal  $288,500 in 2011, no additional earn-out will be paid to the shareholders in 2012 for 2011, and the Shareholders are obligated to return to the Company,  the $100,000 payment advanced on October 20, 2010, toward the  Shareholders’ 2011 earn-out, along with interest, but less actual net profits earned by Bio in 2010.

The company recognized an additional $250,000 for the contingent “earn-out” compensation as of the acquisition date.

The Agreement provides that the Shares purchased will be converted into Class Preferred A shares which in event of liquidation will have a right to a priority return of capital  equal to the purchase price paid for the Shares after the payment of all Bio creditors, and then will share pro rata in any remaining capital of Bio. The Shares are pledged by the Company to secure its performance under the Agreement, and the Company is given a first right of refusal in the even the Shareholders proposed to sell their remaining shares.

In connection with the acquisition, the Company acquired the following assets and liabilities at fair value:

Cash	$134,695
Accounts receivable	109,120
Prepaid expenses	16,037
Property and equipment	60,204
Customer contracts and relationships	1,662,242
Goodwill	126,761
Total Assets	$2,109,058

Accounts payable	$92,589
Accrued expenses	66,470
Total Liabilities	$159,059

In connection with the acquisition of Bio, the Company recognized non-controlling interest in the amount of $974,999, representing its acquisition date fair value, based on management’s estimate.

Note 4. Notes and Loans Payable

At September 30, 2010 and December 31, 2009, notes and loans payable consist of:

	September 30, 2010	December 31, 2009
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due July 31, 2010	$––	$38,189
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	––	57,482
Convertible Promissory Note Payable to JMJ Financial, secured by $1.05 million of the Company's assets, one-time interest charge of 10.50%, due October 26, 2012	––	150,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	250,050	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 14, 2013	764,330	––
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	99,975	––
Senior Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $256,067 January 2011 through June 2011	1,590,400	––
	2,704,755	245,671
Less: Unamortized Discount	(451,958)	(83,785)
	$2,252,797	$161,886

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

The Company had previously entered into a series of Securities Purchase Agreements with Shelter Island Opportunity Fund, LLP (“Shelter Island”) which provided the Company various lines of credit which were drawn down and subsequently paid off in full. As part of these transactions, the Company issued to Shelter Island a Common Stock Purchase Warrant to purchase, as adjusted, 36,000,000 shares of Common Stock (the “Shelter Island Warrants”) along with a Put Option Agreement. After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 36 million shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658, was reclassified on the balance sheet as a note payable of $1,590,400. The Replacement Note matures on September 30, 2011, bears interest at 16% per annum for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 30, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of the holder of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

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

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 241,096,000 options to purchase common stock, 50% of which vested immediately and the other 120,548,000 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 242,929,000 options to purchase common stock, 50% of which vested immediately and the other 121,464,500 to vest at December 31, 2010. On July 1, 2010, the Company awarded a total of 30,937,178 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 120,548,000 options to purchase common stock, 50% of which vested immediately and the other 60,274,000 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 121,464,500 options to purchase common stock, 50% of which vested immediately and the other 60,732,250 to vest at December 31, 2010. On July 1, 2010, the Company awarded a total of 15,468,690 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.

Operating Lease

CBAI leases office space which expires at various times through 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. Commitments for minimum future rental payments, by year and in the aggregate, to be paid under the operating leases as of September 30, 2010, are as follows:

2010	$40,441
2011	275,569
2012	251,139
2013	154,082
2014	118,142
$839,373

Note 6. Related Party Transactions and Commitments

Consulting Agreement

On July 1, 2008, CBAI entered into a one-year consulting agreement with Pyrenees Consulting, LLC., a business owned by Stephanie Schissler, CBAI's former President and Chief Operating Officer. Ms. Schissler is the spouse of the Company's Chief Executive Officer. The agreement entitles Ms. Schissler to a monthly retainer and stock option incentives for her services in relation to strategic corporate planning and other business related matters. On January 1, 2010 the agreement was renewed for another 12 months with a retainer of $12,500 per month. The agreement automatically renews for a further term of six months, unless a 60-day written notice of cancellation is provided by Pyrenees Consulting, or a 180-day written notice is provided by CBAI.

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

On March 2, 2010, the Company awarded a total of 20,000,000 options to purchase common shares to Stephanie Schissler, to compensate her for both past services and future services.

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 50,782,350 and 29,984,810 options respectively.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2009	23,308,140	0.07	5.5
Granted	725,965,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, December 31, 2009	749,273,140	0.01	7.3
Granted	20,000,000	0.01
Exercised	-
Forfeited/Expired	-
Outstanding, March 31, 2010	769,273,140	0.01	7.39
Granted	-
Exercised	120,548,000
Forfeited/Expired	-
Outstanding, June 30, 2010	648,725,140	0.01	7.64
Granted	46,405,868
Exercised	-
Forfeited/Expired	-
Outstanding, September 30, 2010	695,131,008	0.01	7.08
Exercisable at September 30, 2010	432,100,032	0.01	7.08

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	690,328,560	7.10	$0.008	427,297,584	$0.007
$0.21 — 0.30	3,012,600	4.12	0.250	3,012,600	0.250
$0.31 — 0.51	1,789,848	4.94	0.312	1,789,848	0.312
	695,131,008	7.08	$0.010	432,100,032	$0.010

Note 8. Warrant Agreements

A summary of warrant activity since January 1, 2009 is as follows:

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase 1,446,428,571 of the Company’s Common Stock at $0.007 per share.

On September 23, 2009, the Company issued a Promissory Note for $200,000 to Joseph Schottland along with 54,200,542 three-year warrants at $0.0037 per share.

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

The following table summarizes the warrants outstanding and exercisable at September 30, 2010:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
15,729,730	$ 0.101	02/14/2012
4,000,000	$ 0.101	02/14/2012
2,916,667	$ 0.037	11/26/2012
3,796,950	$ 0.037	05/15/2013
9,655,531	$0.0086	05/30/2013
11,428,571	$ 0.037	06/23/2012
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

As of September 30, 2010 CBAI had 5,692,564,026 shares of Common Stock outstanding. 1,257,435,974 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the nine months ended September 30, 2010:

	Umbilical			Radio/ TV	Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Advertising	Total	Eliminations	Total
Revenue from External Customers	$2,481,367	$267,986	$-	$-	$2,749,353	$-	$2,749,353
Interest Expense	850,922	14,404	-	-	865,326	-	865,326
Depreciation and Amortization	423,240	10,906	-	-	434,146	-	434,146
Segment Income (Loss)	(4,982,980)	(452,414)	-	-	(5,435,393)	(598,791)	(6,034,185)
Segment Assets	$6,490,420	$447,437	$2,109,058	$-	$9,046,915	$(2,052,175)	$6,994,740

The table below presents certain financial information by business segment for the nine months ended September 30, 2009:

		Radio/
	Umbilical	Television	Segments	Condensed
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$2,393,270	$200,856	$2,594,126	$2,594,126
Interest Expense	4,160,456	3,187	4,163,643	4,163,643
Depreciation and Amortization	444,560	-	444,560	444,560
Segment Income (Loss)	(5,902,6645)	(20,348)	(5,923,0124)	(5,923,0124)
Segment Assets	$4,005,201	$291,812	$4,297,013	$4,297,013

The table below presents certain financial information by business segment for the three months ended September 30, 2010:

	Umbilical			Radio/ TV	Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Advertising	Total	Eliminations	Total
Revenue from External Customers	$848,875	$109,574	$-	$-	$958,449	$-	$958,449
Interest Expense	204,970	8,032	-	-	213,002	-	213,002
Depreciation and Amortization	139,085	-	-	-	139,085	-	139,085
Segment Income (Loss)	(1,586,465)	(194,829)	-	-	(1,781,294)	(95,463)	(1,876,757)
Segment Assets	$6,490,420	$447,437	$2,109,058	$-	$9,046,915	$(2,052,175)	$6,994,740

The table below presents certain financial information by business segment for the three months ended September 30, 2009:

		Radio/
	Umbilical	Television	Segments	Condensed
	Cord Blood	Advertising	Total	Total
Revenue from External Customers	$819,699	$18,539	$838,238	$838,238
Interest Expense	1,353,455	468	1,353,923	1,353,923
Depreciation and Amortization	138,027	-	138,027	138,027
Segment Income (Loss)	(2,315,1595)	16,216	(2,298,9434)	(2,298,9434)
Segment Assets	$4,005,201	$291,812	$4,297,013	$4,297,013

Note 11. Subsequent Events

On October 7, 2010, the Company borrowed the sum of $750,000, in exchange for issuance of an $800,000 “Convertible Promissory Note” to a private investor (the “Company Note”). The Company Note bears interest in the amount of the fixed of sum of $50,000 represented by the difference between the Consideration for the Company Note ($750,000), and the face amount of the Company Note ($800,000); plus a onetime interest charge of 10%, payable with the Company Note’s principal amount on the maturity date, October 7, 2013.

All or a portion of the Company Note principal and interest is convertible at the option of the investor/holder from time to time, into shares of the Company’s common stock, at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

The sole consideration for the Company Note issued by the Company to the private investor, was non cash, and is in the form of a Secured & Collateralized Promissory Note in the principle amount of $750,000, issued by the private investor and delivered to the Company (the Investor Note).. This Investor Note is in the principal amount of $750,000, bears interest in the form of a onetime interest charge of 10.67%, and interest is payable with the Note’s principal on its maturity date, October 7, 2013. The Investor Note is to be secured by $750,000 worth of money market funds (or similar equivalent), or $750,000 worth of any other assets, as memorialized and evidenced pursuant to the terms of a separate Collateral and Security Agreement, but at this date the Company has not taken possession of or perfected any security interest in assets pledged to secure payment of this note.

While no mandatory principal or interest payments are due on the Investor Note until its maturity date, the Investor Note contemplates further voluntary pre payments by the investor on the Investor Note to the Company at the approximate rate of $100,000 per month, beginning 7 months after Investor Note issuance, or about the beginning of May, 2011, but only provided: all requests by the investor for conversion of principal and interest on the Company Note are honored; and the Company’s common stock issued upon such conversions of portions of the principal and interest on the Company Note is freely tradable in the hands of the investor under Federal Securities laws and regulations.

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

The following information should be read in conjunction with our September 30, 2010 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2009 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2009, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2009.

Recent Developments

On January 22, 2010, we officially opened our new facility. On March 1, 2010, we commenced processing cord blood at this new facility and on March 8, 2010, our cryogenic freezers arrived at our facility, which allows us to store cord blood specimens in our own facility. On February 8, 2010, we announced the finalization of an agreement to process and store cord blood specimens for BioCells, Inc., headquartered in Argentina, and while it was expected to commence activity in the third quarter of 2010, the subsequent acquisition of controlling interest in Biocells has changed the strategic intent of the agreement. We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and leveraging those relationships in the pregnancy programs with those providers. We will experience limited activity with expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through mergers and/or acquisitions of other stem cell preservation companies. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue to fund mergers and acquisitions to the extent that we identify opportunities and are able to obtain capital on reasonable terms for this purpose from placements of equity, debt or convertible debt.

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

Cord believes this acquisition may serve as a strategic footprint into the growth of the stem cell business throughout Europe. In addition to Germany, where Stellacure started processing and storing in 2006, additional Stellacure sales channels established in 2009 in Spain and Italy provide immediate market penetration and an opportunity for growth. Cord Blood management intends to continue to pursue additional sales channels in other markets in 2010, to the extent capital is available for this purpose. Cord Blood views the established relationship Stellacure has with the German Red Cross as a potential catalyst for expansion of Cord Blood services throughout Europe.

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

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi” or the “Debtor”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”), for $200,000 secured by  a super priority lien on the Debtor’s assets.  As part of the transaction, the Company acquired 21% of the Debtor’s outstanding Common Stock.  The $200,000 loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011.

 In September 2010, the Company acquired an approximately $800,000 secured obligation of the Debtor held by a junior lien holder in the bankruptcy proceeding, in exchange for the private issuance of 11,111,111 restricted shares of its Common stock  to the holder of this secured obligation.

On October 20, 2010, the Company filed  as a co-proponent a  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in total a 95% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. A hearing on Confirmation of this proposed plan of reorganization is scheduled for the first quarter of 2011.

At the end of September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (‘Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares), and concurrently closed the stock purchase transaction on the same date.

Cord believes this acquisition will serve as an important piece to the continual growth of the Company. Bio is headquartered in Argentina, with affiliates under development in Peru, Colombia, Bolivia, Panama and Puerto Rico, and recent expansion into Uruguay and Paraguay. With this South American acquisition, we now own a state-of-the-art laboratory in Las Vegas, Nevada, a stem cell company in Germany with, and we are partners in what could be the world's largest stem cell storage facility in China.

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

Biocordcell Argentina S.A.

Based in Buenos Aires, Biocordcell Argentina S.A., processes and stores cord blood samples as a private bank for use in current or future medical therapies in Argentina, Uruguay and Paraguay.

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

Results of Operations for the Nine-Months Ended September 30, 2010

For the nine months ended September 30, 2010, our total revenue increased $0.15 million, or 6% to $2.75 million. Cord’s revenues were $2.5 million, while Stellacure’s revenues contributed $0.25 million. The increase in revenue overall is due to growth in our customer list, and revenue generation from the placenta project, which contributed $0.09 million. Our total annual storage fees increased approximately $0.04 million to approximately $1.5 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased $0.2 million to $1.1 million, and gross profit, which is 57%, decreased $0.05 million to $1.6 million. Cord’s cost of services increased by $0.09 million. The increase can be attributed to the overlapping of bringing the lab process in house, while continuing to pay for outsourcing early on during the nine month period. Stellacure also impacted the costs of services by contributing $0.1 million. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased $2.8 million to a total of $6.2 million. Of the $2.8 million increase, $1.7 million was related to non-cash stock option expenses. The Company spent $0.3 million during the period as part of the purchase of Biocordcell, a company in Argentina, which allows Cord to expand into the South American market, including, Paraguay and Uruguay. During the nine month period, with the continued organic growth and acquisitions, our net loss of $6.0 million was a nominal increase from the $5.9 million net loss from the prior comparative period.

Results of Operations for the Three-Months Ended September 30, 2010

For the three months ended September 30, 2010, our total revenue increased approximately $0.12 million, or 14% to $0.96 million. Cord’s revenue increased $0.03 million over the prior comparative period to $0.8 million. Stellacure’s revenue contributed $0.1 million of the overall increase. Our total annual storage fees increased $0.05 million to approximately $0.044 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased by approximately $0.15 to $0.3 million. Gross Profit decreased by approximately $0.03 million to $0.6 million. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $0.8 million from the prior comparative period to $2.3 million. During the quarter, the Company had non-cash stock expense of $0.6 million, which is the main contributing factor to the overall increase. Our net loss decreased by $0.5 million, or approximately 23% to $1.8 million compared to the comparative period net loss of $2.3 million.

Liquidity and Capital Resources

We have experienced net losses of $6.0 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, we had $0.24 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, Cord and Stellacure. Cord's cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we eliminated $2.1 million of notes payable, through conversions to equity.

Net cash used in operating activities increased approximately $2.0 million from the prior comparative period to $3.2 million. The increase was a result of the $0.3 million towards the acquisition of Bio, $0.05 million in the foreign currency translation, $0.6 million in operating assets and liabilities, and $0.3 in non-controlling interest. Net cash provided by financing activities increased approximately $1.5 million from the prior comparative period to $3.0 million. This increase was due to the issuance of notes payable amounting to $2.8 million. The end of the period, cash and cash equivalents increased approximately $0.08 million from the prior comparative period to $0.24 million.

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

We currently have financing through JMJ financial as follows:

In January 2010, the Company signed two Promissory Notes for $1.5 million each, totaling $3.0 million, with JMJ Financial bearing one-time interest rates of 10%, and maturing in January, 2013. The Company has drawn down a total of $1.75 million on these notes, with $0.8 million being converted into common shares of the Company.

In April 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in April, 2013. The Company has drawn down a total of $0.05 million on this note, with no amount being converted into common shares of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

10.2
Fourth Amendment to Securities Purchase Agreement, dated September 3, 2008, by and among CorCell, Ltd., the Company, Career Channel, Inc., a Florida corporation d/b/a Rainmakers International, and Shelter Island Opportunity Fund, LLC. (2)

10.3	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company. (2)

10.4	Securities Purchase Agreement, dated as of September 27, 2008, by and between the Company and Tangiers Investors, LP (3)

10.5	Registration Rights Agreement, dated as of September 27, 2008, by and between the Company and the Tangiers Investors, LP. (3)

10.6	Form of Lock-Up Agreement. (3)

10.7	Stock Purchase Agreement with Optimus Capital Partners, LLC, dated as of August 3, 2009. (4)

10.8	1.3 Million Dollar Secured & Collateralized Convertible Promissory Note, dated May 18, 2009. (5)

10.9
$800,000 Convertible Promissory Note dated November 7, 2010, issued by the Company to JMJ Financial in exchange for a $750,000 Secured And Collateralized Promissory Note issued by JMJ Financial to the Company.

10.10	$750,000 Secured And Collateralized Promissory Note dated November 7, 2010, received from JMJ Financial and held as an asset of the Company.

10.11	Investment Agreement between the shareholders of Stellacure GmbH and CBAI on March 24, 2010. (6)

10.12	Stock Purchase Agreement with the shareholders of Biocordcell Argentina S.A. and CBAI on September 20, 2010. (7)

31.1	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

______________________
(1)           Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.
(2)           Filed as an exhibit to Current Report on Form 8-K filed on September 3, 2008.
(3)           Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.
(4)           Filed as an exhibit to Current Report on Form 8-K filed on August 3, 2009.
(5)           Filed as an exhibit to Current Report on Form 8-K filed on May 18, 2009.
(6)           Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010.
(7)           Filed as an exhibit to Current Report on Form 8-K filed on September 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: November 22, 2010	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Title: