Form 10-K
period 2010-12-31
Cord Blood America, Inc.
filed 2011-03-31
CIK 1289496

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $25.7 million.  The registrant has no outstanding non-voting common equity.

The Registrant had 6,815,696,764 shares of its common stock outstanding as of March 15, 2011, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Schedule 14 A Proxy Statement, dated March 16, 2011.                                                                                                                     Part I, Subsequent Events

Reports on Form 8 K filed on March 22, 2011 and March 23, 2011                                                                                                   Part I, Subsequent Events

pertaining to non-binding letters of intent for potential acquisitions.

CORD BLOOD AMERICA, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report, as well as others, that could cause actual results to differ.

PART I

ITEM 1. BUSINESS

Overview

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

Cord specializes in providing private cord blood stem cell preservation services to families.

Stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany, Spain and Italy.

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

Rain has specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  Management has reduced the activities of Rain, terminated its former employees, and by the end of 2010, was no longer seeking additional business.  This is consistent with management’s decision to focus its attention exclusively on the stem cell storage business and related activities.

Events in 2010

New Plant

On January 22, 2010, we officially opened our new stem cell storage facility. On March 1, 2010, we commenced processing cord blood at this new facility and on March 8, 2010, our cryogenic freezers arrived, which allows us to store cord blood specimens in our own facility. We intend to continue our organic growth through continued improvement of internal processes, continued improvement and expansion of our relationships with health insurance providers, and by leveraging those relationships in the pregnancy programs with those providers. We will expend more limited effort on expanded print, direct response and internet marketing efforts to facilitate increased prospective customer contact. Additionally, we will be concentrating our efforts on building additional sales channels through obstetrics and gynecological practices and other healthcare professionals, hospitals and other health care influencers. We also hope to leverage our growth through continued mergers and/or acquisitions of other stem cell preservation companies. We are currently exploring various acquisition opportunities and will continue to do so. We intend to continue to fund mergers and acquisitions to the extent that we identify opportunities and are able to obtain capital on commercially reasonable terms for this purpose from placements of equity, debt or convertible debt.

Optimus Capital Partners Line of Credit

In an effort to raise more capital, on July 2, 2009, the Company executed a Preferred Stock Purchase Agreement and Warrant Agreement with Optimus Capital Partners, LLC, which contemplates a $7.5 million capital commitment which may be drawn down in increments in the future by the Company under certain conditions, including the filing and effectiveness of a registration statement registering common shares issuable upon Warrant exercise and certain common shares issued as a fee at the outset.  On November 2, 2009, the Company filed its registration statement for these common shares as required by these agreements.  However, the Company is reassessing whether to follow through with the implementation of this capital commitment.  In the mean time, on January 27, 2010, the Company elected to withdraw its registration statement filed with the SEC.

Stellacure Investment

At the end of March 2010, the Company acquired 138,712 Series B Shares (the Shares) in Stellacure GmbH, a German Limited Liability Company which is in the business of collecting, processing and storing cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries. Our shares represent 51% of the total outstanding shares of Stellacure.

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

China Stem Cell Ltd. Investment

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalty's payable beginning in 2011.

In December the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock.  Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of March, 2011, Cord Blood has exercised this option in part, provided a total of $500,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 100 Cayman Warrants.  The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments.  The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.  As of March, 2011, other shareholders of Cayman have exercised options with similar terms, provided $500,000 in additional capital to Cayman, and are entitled to similar Cayman Secured Convertible Notes and to be issued an aggregate of 100 Cayman Warrants.

ViviCells International Acquisition

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi” or the “Debtor”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”), for $200,000 secured by  a super priority lien on the Debtor’s  and Subsidiaries’ assets.  As additional consideration for this loan, the Company received 21% of the Debtor’s outstanding Common Stock.  The $200,000 loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011.   In September 2010, the Company acquired an approximately $800,000 secured obligation of the Debtor held by a junior lien holder in  ViviCell’s bankruptcy proceeding, in exchange for the private issuance of 11,111,111 restricted shares of its Common stock  to the holder of this secured obligation.

On October 20, 2010, the Company  as a co-proponent  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of  94% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien.   On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved.   The plan is scheduled to be Effective as of April 1, 2011.  However, Vivi has subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan.  The Company has advised Vivi that unless the full 94% plus ownership of Vivi capital stock can be delivered to the Company as required under the Plan, the Company will declare a default under the Plan and pursue its rights to foreclose as the holder of a super priority lien against all Vivi assets and all assets of the Subsidiaries.

Biocordcell Acquisition

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

With these acquisitions and investments, we now own a state-of-the-art laboratory in Las Vegas, Nevada, a stem cell company in Germany, and a stem cell company in Argentina, and a percentage ownership in what could be the world's largest stem cell storage facility in China.

Other

As a publicly traded small cap company, Cord Blood is reliant on a private entity, the Depository Trust Company (“DTC”), to permit its publicly traded shares to be eligible for electronic stock transactions.  The DTC is the only entity of its kind and is essentially unregulated.

In  December, 2010, the DTC unilaterally and without consultation with the Company, “chilled” all newly issued shares of the Company  which were entitled to be freely traded in the market and  whose holders expected to utilize the DTC Electronic Trading System.   Under what the DTC calls a “chill”, DTC precludes shares which it has unilaterally “chilled” from utilizing its Electronic Stock Transfer System, thereby putting the holders of such “chilled shares” at extreme disadvantage in the trading market when they go to sell their shares.  The “chill” applies to all shares newly issued or newly freed from private placement sales restrictions.  The chill includes as to the Company, even shares for which an effective registration statement is in place, and shares for which valid legal opinions have been issued by seasoned securities law counsel opining as to share entitlement to free trading status under SEC Rule 144.  The Chill fortunately does not apply to existing publicly traded shares of the Company which are out in the market place.   However, the holders of these “chilled” shares of the Company are the key investment bankers whose funds have been supporting CBAI with capital lines to fund its expanding business.   The Company has been forced to negotiate settlement agreements with its existing investment bankers to settle alleged breachs of contract as a result of this DTC chill and the unavailability of DTC electronic transfer for chilled Company shares.  Such settlement agreements have already cost the Company approximately $820,000 in damages.  The Company is endeavoring to maintain a dialogue with DTC over what the Company considers to be an unreasonable and illegal chill of its securities without cause or justification, in an effort to have this chill lifted. Whether the Company will be successful in obtaining relief from this chill is at this point uncertain.  Continued implementation of the DTC chill will make it more difficult for the Company to obtain new capital which its needs to expand its business, and will likely increase claims for  contract damages which the Company may have to pay as a result of its inability to deliver shares to investment bankers which are eligible for DTC electronic transfer.

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

CORD

Services Provided By Cord

Cord’s customers are typically expectant parents who choose to collect and store umbilical cord blood at the birth of their child for potential use in a stem cell transplant at a later date for that child or for another family member.  With the opening of the lab in Las Vegas, NV, Cord is able to provide services to collect, test, process and preserve umbilical cord blood.

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

Explanation of Certain Material Agreements And Transactions

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

After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 36 million shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658 was reduced to $1,590,400 and then reclassified on the balance sheet as a note payable. The Replacement Note matures on September 30, 2011, bears interest at 16% per annum, interest-only is due, for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 31, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note.  The Amendment extends the commencement date of the six monthly installments each in the amount of $ 248,400 to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance.  Other terms of the Replacement Note remain for the most part the same.

Stellacure Acquisition

In March 2010, the Company acquired 138,712 Series B Shares of Stellacure, GmbH, which represents an ownership percentage of 51%, a German Limited Liability Company that is in the business of collecting, processing, and storing cord blood samples. The purchase price paid by the Company was EUR 501,000. Stellacure operates primarily in Germany; however, it established sales channels in Spain and Italy in 2009. The Company intends to utilize these markets for immediate market penetration and an opportunity for growth throughout Europe.

BioCells Acquisition

 In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares).

Under the Agreement, the Company paid $375,000 in cash at the closing, and was obligated to pay an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances.

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

Competition

The Company is one of an estimated thirty (30) firms in the US providing private cord blood banking services.  Internationally there are an estimated one hundred and twenty (120) additional firms offering these services. The Company has built its business in the United States (“US”) via a model of organic growth and accretive acquisitions.

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

Management plans to add acquisitions that either increases the company's footprint, which may include international elements, and/or increase the reoccurring storage based revenues, assuming sufficient new sources of capital can be located to make such acquisitions.  To date, the Company has concluded six acquisitions, and management believes there exist multiple opportunities to acquire smaller competitors who do not have the resources to compete on a go forward basis.

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

CBA Properties, Inc. holds trademarks of CBA and its subsidiaries, including word marks registered with the United States Patent and Trademark Office (“USPTO”) in two international classes for the words “Cord Blood America,” as well as a design mark which incorporates the words “Cord Blood America,” registered with the USPTO in two international classes, along with several other trademarks.”

Rain

Rain was acquired on February 28, 2005 and is in the business of advertising.  Sources of revenue for Rain included, procuring and placing radio and television advertising; per-inquiry advertising on radio and television; production of radio and television commercials, procuring and setting up call centers; editing, dubbing and distribution of radio and television commercials; and procuring and placing print advertising.

Management has reduced the activities of Rain, terminated its former employees, and is no longer seeking new business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities.

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

Employees

As of December 31, 2010, we had twenty two full time employees, and five part time employees.  Our full time employees include our Chairman of the Board and Chief Executive Officer, our Vice President of Operations, Dr. Geoffrey John O’Neill, laboratory, customer service and sales personnel.  We believe our relations with all of our employees are good.

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

Transactions Subsequent To Year End

JMJ Financial

On January 12, 2011, the Company issued a $1,050,000 “Convertible Promissory Note” to JMJ Financial (“JMJ”), a private investor (the “2011 Note”).    The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principal amount on the maturity date, January 12, 2014.  All or a portion of the 2011 Note principal and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. At the same time, JMJ issued and delivered to the Company, a  “Secured & Collateralized Promissory Note” dated January 12, 2011, (the “JMJ Note”), which served as sole consideration to the Company for the Company’s issuance of  the 2011 Note to JMJ.   The JMJ Note is in the principal amount of   $1,000,000,  bears interest in the form of a onetime interest charge of 10.5%, and interest is payable with the JMJ Note’s principal on its maturity date, January 12, 2014..  The JMJ Note is secured by JMJ assets in the form of money market fund or similar equivalent having a value of at least $1,000,000.

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the  Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  At present the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others, which the Company agreed to pay $671,385 in liquidated damages to JMJ, and in consideration for an additional $1 million in financing, said to be added to the principal amount of the Earlier Note.

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of 150,000 Euro for an amount equivalent to 7% as follows; 1% of share capital in initial equity and 6% from a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

Reproductive Genetics Institute

On February 24, 2011, the Company acquired the following assets; 593 umbilical cord blood samples and all related file documents, four (4) cryogenic storage tanks, and two computers from Reproductive Genetics Institute, Inc. (RGI) for $76,000 in cash.  In March 2011, the assets acquired were relocated to the Company’s Las Vegas laboratory.

Additional Possible Acquisitions

In 2010 and continuing in 2011, the Company has also entered into three separate letters of intent, two nonbinding and one binding, contemplating the acquisition of two separate operating companies in the stem cell industry.  Acquisition is contingent on completion of ongoing due diligence review to the Company’s satisfaction, and the Company’s successfully obtaining new capital on commercially reasonable terms to fund one or more, or all of these acquisitions.  One of these acquisitions is Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”) - see discussion under litigation below). Another is a US Stem Cell Company, and a third is a South American Stem Cell Company.  (See separate Form 8K reports filed with the Securities and Exchange Commission with regard to certain of these potential acquisitions, which Reports are incorporated herein by reference.)   At this stage the only documents that have been executed are Letters of Intent, and each specifically states that it is non-binding.  Further, Cord Blood has initiated, but has not completed its due diligence. Also, each acquisition would require Cord first to locate and obtain additional capital on commercially reasonable terms in order to consummate the acquisition.  No such arrangements are currently in place, it is uncertain whether such additional capital can be obtained.  Finally, as a condition precedent to obtaining any such additional capital,  the Company’s shareholders would first have to approve a proposed reverse stock split and proportional increase in authorized capital at a Special Shareholders’ meeting called for that purpose for April 21, 2011.  As a result, although management is optimistic, there can be no assurance that any of the contemplated acquisitions will occur, and at this date there is no obligation on the Company’s part to proceed with any of these acquisitions.

St. George Investments

On March 10, 2011, Cord Blood America, Inc. (the "Company") entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with St. George Investments, LLC, an Illinois limited liability company (the "Investor") whereby the Company issued and sold, and the Investor purchased: (i) Secured Convertible Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").  The Investor paid $250,000 in cash as an initial payment to the Company and executed and delivered six separate “Secured Buyer Notes” (the “Buyer Notes”), as consideration in full for the issuance and sale of the Company Note and Warrants.

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000.00 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500.00 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000.00 each, with interest rates of 5.0%.  The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”).

The Investor has also received a five year warrant entitling it to purchase 139,925,374 shares of common stock of the Company at an exercise price of $.00179. The warrant also contains a net exercise /cashless exercise provision.

ITEM 1A.      RISK FACTORS

Risks Related To Our Business

We Have Been The Subject Of A Going Concern Opinion By Our Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $42.8 million as of December 31, 2010.  In addition, we have a working capital deficit of approximately $3.8 million as of December 31, 2010.  We had net losses of $8.5 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. If we are unable to generate substantial revenues and/or unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business or cease operations.

We are Currently Dependent on External Financing

Currently, we are dependent upon external financing to fund our operations. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available, adequate funds may not be sufficient for our operations, or capital may not be available when needed or on terms acceptable to our management.  The recent unilateral action by the DTC in chilling the use of the DTC electronic stock transfer system for privately  issued  and even registered shares of the Company’s common stock issued to its investment bankers,, is likely to make it more difficult and more costly to obtain new sources of capital.  Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations would hinder our ability to implement our business plans and could jeopardize our ability to continue our business.

We May Not Be Able To Increase Sales Or Otherwise Successfully Operate Our Business, Which Could Have A Significant Negative Impact On Our Financial Condition

We believe that the key to our success is to increase sales of our cord blood preservation services as well as our advertising services and thereby increase our revenues and available cash. Our success with regard to cord blood preservation services will depend in large part on widespread market acceptance of cryo-preservation of cord blood and our efforts to educate potential customers and sell our services. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners. We may not have the resources required to promote our services and their potential benefits. Continued commercialization of our services will also require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of our services and to address potential resistance to recommendations for our services. If we are unable to increase market acceptance of our services, we may be unable to generate enough additional revenue to achieve and then maintain profitability or to continue our operation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

In October, 2009, we re-located our headquarters from Los Angeles, California to Las Vegas, Nevada. Our new principal office and facilities are located at 1857 Helm Drive, Las Vegas, NV 89119.  These facilities encompass approximately 17,000 square feet. The property is leased from an unaffiliated third party for a period of 5 years ending September 2014. The monthly lease payments are approximately $12,000. We continue to be responsible for our previous principal office located in Santa Monica, CA until September, 2012, where we leased approximately 2, 200 square feet at a monthly lease cost of approximately $9,500. As of October 2010, we have been able to sublease the Santa Monica, CA property. The property has been sub-leased for $6,297 per month, commencing January 2011 and is to continue for the remainder of the lease.

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

The German and Argentina subsidiaries both lease facilities for operations in Hamburg, Germany and Buenos Aires, Argentina respectively.

ITEM 3.  LEGAL PROCEEDINGS.

CryoCell International, Inc.

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company’s, has filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011.  The Court has not yet rendered a decision as to these motions.

Company  management believes that there is no merit to the claims filed by Cryo International and the Company intends to vigorously  defend against these claims.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2010, and December 31, 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2010	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.01	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.01	$0.00
	Common Stock
Fiscal Year 2009	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.01	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.01	$0.00

(b) Holders. As of March 15, 2011, our Common Stock was held by approximately 506 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2010, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	695,131,008	$0.01
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	47,527,449	$0.09	-

Total	742,658,487	$0.01

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

Recent Issuances of Unregistered Securities

Exchange of Note Instruments with Investor.

In January 2010, the Company signed two Promissory Notes for $1.5 million each, totaling $3.0 million, with JMJ Financial bearing one-time interest rates of 10%, and maturing in January, 2013. The Company has drawn down a total of $3.0 million since inception, with $2.5 million being converted into common shares of the Company.

In April 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in April, 2013. The Company has drawn down a total of $0.05 million since inception, with no amount being converted into common shares of the Company.

In October 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in October, 2013. The Company has drawn down a total of $0.95 million since inception, with no amount being converted into common shares of the Company.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2010.

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

•
Transportation. We coordinate the transportation of the cord blood unit to our laboratory in Las Vegas, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

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

Rain

Rain had specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  Management has reduced the activities of Rain, terminated its former employees, and is no longer seeking business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities.

BodyCells

We are continuing to pursue other growth opportunities by acquisition or internal growth. The development of BodyCells, which is anticipated to facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy, is currently suspended pending the identification of an alternative lab to partner with.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

●	determination of the level of allowance for bad debt;

●	deferred revenue; and

●	revenue recognition

●	valuation of derivative instruments

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood, placenta collection and whole cord blood collection, advertising, commercial production and internet lead generation. Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Revenue Recognition

We recognize revenue under the provisions of ASC 605-25 (previously Staff Accounting Bulletin 104 “Revenue Recognition”). Cord provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25 (previously Emerging Issues Task Force (Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,”). ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

Revenue from both enrollment fees and processing fees are recognized upon the completion of processing. Revenue from storage fees are recognized ratably over the contractual storage period.

Rain generated revenue from packaged advertising services, including media buying, marketing and advertising production services. Rain’s advertising service revenue was recognized when the media ad space was sold and the advertising occurred. Rain’s advertising production service revenue was derived through the production of an advertising campaign including, but not limited to audio and video production, establishment of a target market and the development of an advertising campaign.

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

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States, Argentina, and Germany. Our corporate headquarters are located in Las Vegas, NV. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee.

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

•
Transportation. We coordinate the transportation of the cord blood unit to our laboratory partner, immediately following birth. This process utilizes a private medical courier, Airnet, for maximum efficiency and security.

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

We believe that the Stellacure acquisition may serve as a strategic footprint into the growth of the stem cell business throughout Europe. In addition to Germany, where Stellacure started processing and storing in 2006, additional Stellacure sales channels established in 2009 in Spain and Italy provide immediate market penetration and an opportunity for growth. Cord Blood management intends to continue to pursue additional sales channels in other markets in 2011, to the extent capital is available for this purpose. Cord Blood views the established relationship Stellacure has with the German Red Cross as a potential catalyst for expansion of Cord Blood services throughout Europe.

We believe the Biocordcell acquisition serves as an important piece to the continual growth of the Company. Bio is headquartered in Argentina, with affiliates under development in Peru, Colombia, Bolivia, Panama and Puerto Rico, and recent expansion into Uruguay and Paraguay.

With these recent acquisitions, we now own a state-of-the-art laboratory in Las Vegas, Nevada, a stem cell company in Germany, a stem cell company in Argentina, and we are partners in what could be the world's largest stem cell storage facility in China.

BodyCells

We are continuing to pursue other growth opportunities by acquisition or internal growth. The development of BodyCells, which is anticipated to facilitate the collecting, processing and preserving of peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy, is currently suspended pending the identification of an alternative lab to partner with.

Results of Operations for the Year Ended December 31, 2010 Compared To the Year Ended December 31, 2009

For the year ended December 31, 2010, our total revenue increased $0.9 million, or 28% to $4.1 million as compared to $3.2 million for the year ended December 31, 2009. Cord’s revenues were $3.25 million, while Stellacure’s revenues contributed $0.45 million, and Biocordcell’s revenues contributed $0.43 million. The increase in revenue overall, is due to growth in our customer list, revenue generation from the placenta project, which contributed $0.1 million, and the acquisitions of Stellacure and Biocordcell. Cord’s annual storage fees increased approximately $0.5 million, or 30% from the prior comparative year, to approximately $2.2 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased $0.2 million to $1.6 million, and gross profit which is 61% increased $0.8 million, or 41% to $2.5 million. The increase is a result of the duplicate costs incurred while bringing the lab process in house and continuing to pay for outsourcing early on during the year, which was an added cost of $0.2 million. In addition to these duplicate costs, we incurred $0.1 million in costs associated with implementing the placenta project.  The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased $1.0 million to a total of $8.3 million. Of the $1.0 million increase, $1.2 million was related to the consolidation of which Stellacure was $0.9 million, and Biocordcell was $0.3 million. Our interest expense and change in derivatives liability significantly decreased by approximately $2.47 million or 58% to approximately $1.78 million in 2010. The primary reason for this decrease is due to the settlement of the Shelter Island Put Option. Once settled, the amount was reclassified from a derivative liability to a note payable. During the year, the Company spent $0.65 million to purchase Stellacure, a company in Germany. The acquisition of StellaCure has resulted in start-up costs of $0.8 million. In addition to this acquisition, the Company spent $0.3 million as part of the purchase of Biocordcell, a company in Argentina. These two acquisitions have created opportunities that allow Cord to expand into the European market, and the South American market.

Our total net loss decreased approximately $1.3 million, or 13% from $9.8 million for the year ended December 31, 2009 to $8.5 million for the year ended December 31, 2010. Of the $8.5 million net loss in 2010, $4.5 million was related to non-cash expenses made up of $1.7 million in interest and changes in derivative liabilities, $0.6 million in depreciation and amortization, and $2.2 million in stock compensation.

Liquidity and Capital Resources

We have experienced net losses of $8.5 million and $9.8 million for the years ended December, 2010 and 2009, respectively. At December 31, 2010, we had $0.35 million in cash. We currently collect cash receipts from operations through Cord and both of our subsidiaries, Biocordcells and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we eliminated $3.7 million of notes payable, through equity issuances.

Net cash used in operating activities increased approximately $2.5 million from the prior comparative year to $4.4 million. The increase was a result of the $0.3 million towards the acquisition of Bio, $0.6 million in operating assets and liabilities, and $0.4 million in non-controlling interest. Net cash provided by financing activities increased approximately $1.5 million from the prior comparative year to $4.5 million. This increase was due to the issuance of notes payable amounting to $4.2 million. During the year, cash and cash equivalents decreased approximately $0.4 million from the prior comparative year to $0.3 million.

Since inception, we have financed cash flow requirements through the issuance of common stock and warrants for cash, services and repayments on loans. As we expand our operational activities, we may continue to experience net negative cash flows from operations and we will be required to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide working capital. Financing may not be available, and, if available, it may not be available on acceptable terms. Should we secure such financing, it could have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, among other things, result in dilution to our shareholders. If our cash flows from operations are significantly less than projected, then we would either need to cut back on our budgeted spending, look to outside sources for additional funding or a combination of the two. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Financial Condition and Results Of Operations as of December 31, 2010

As of December 31, 2010, our total assets were $7.4 million as compared to $5.2 million as of December 31, 2009, or an increase of approximately 42%. A portion of this increase, or $0.8 million, is due to the acquisition of Stellacure and Biocordcell. Additionally these aquisitions, provided for an additional $0.3 million of accounts receivable, $0.1 million of property and equipment, and $0.3 million of goodwill.

As of December 31, 2010, total liabilities increased approximately 28% to $6.6 million as compared to approximately $5.2 million as of December 31, 2009. This increase is primarily due to the acquisition of Stellacure and Biocordcell, which added $1.7 million, compounded by a decrease in Cord’s total liabilities of approximately $0.2 million. Cord’s accounts payable have decreased by approximately $0.3 million, or 38% to $0.4 million. Our derivative liability has decreased approximately $2.2 million to $0.2 million. During the year, our notes payable have increased approximately $2.0 million to $2.2 million.

At December 31, 2010, we had a working capital deficit of approximately $4.6 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, derivatives liability, accounts payable, accrued expenses, and deferred revenues.

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

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively.  The Company does not anticipate there will be a material impact on our consolidated financial statements upon adoption of this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2010 and 2009, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to remediate this lack of segregation of duties.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will note be prevented or detected.”  The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2010.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Matthew L. Schissler	39	Chairman and Chief Executive Officer
Joseph R. Vicente	48	Director and Chief Operating Officer
Timothy McGrath	46	Director

Matthew L. Schissler is one of our founders and has served as Chairman of the Board and Chief Executive Officer since January 2003. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of Rain, an advertising agency which he founded. From 1994 through March 2001, Mr. Schissler held various management sales positions at TMP Worldwide, Inc., a personnel staffing company.

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

Timothy McGrath has been a director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past twelve years. Mr. McGrath is currently serving as a consultant to two small start-up businesses. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc.  From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

Involvement In Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five years in any of the following:

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

Our Board of Directors has determined that Cord Blood has one Audit Committee financial expert, Mr. McGrath, On April 6, 2006; the board adopted its written Audit Committee charter.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We adopted a Code of Ethics on April 13, 2005 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2010 and 2009 fiscal years as shown in the following table.

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

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2010 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We provide equity awards as a component of compensation.  Our Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to eighty million shares of our common stock. We believe that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

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

Retirement Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. After six months of service with the Company, we match dollar for dollar up to 3%, and then 50 cents on the dollar up to a maximum of 4% match. All contributions are times fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
StMatthew L. Schissler
PrChairman and Chief Executive Officer	2010	177,581	51,975	125,579	0	355,135
	2009	165,586	25,000	3,395,507	0	3,586,093
Joseph Vicente	2010	123,769	44,563	62,790	0	231,122
Chief Operating Officer	2009	112,848	21,900	1,697,754	0	1,832,502

(1)
Bonuses to the named executive officers reported above relating to 2010 were paid in July 2010. Bonuses to the named executive officers reported above relating to 2009 were paid in December 2009. Mr. Schissler’s bonuses were paid to Pyrenees Consulting, LLC.

(2)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 10 of the Notes to Financial Statements included in this Annual Report.

Outstanding equity awards at fiscal year end.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2010, and each person who served as an executive officer of Cord Blood as of December 31, 2010:

2010 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
St Matthew L. Schissler	07/01/2010	30,937,178	$0.005	$125,579
Chairman and Chief Executive Officer

Joseph Vicente	07/01/2010	15,468,690	$0.005	$62,790
Chief Operating Officer

Holdings of Previously Awarded Equity
2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable		Unexercisable	($)	Date
Matthew L. Schissler	500,000			0.25	04/29/14
Chairman and Chief Executive Officer	20,555			0.18	07/01/15
	250,000			0.18	12/31/15
	1,600,000			0.31	09/12/15
	--	(3)	7,500,000	0.01	07/06/13
	30,137,000	(1)	90,411,000	0.003	07/13/20
	121,464,500			0.01	12/31/19
	121,464,500			0.01	12/31/19
	15,468,589			0.01	07/01/20
	--	(2)	15,468,589	.0041	07/01/20

J Joseph Vicente	50,000			0.25	04/29/14
Chief Operating Officer	700,000			0.25	01/10/15
	250,000			0.25	08/01/15
	150,000			0.25	12/31/15
	--	(3)	7,500,000	0.01	07/06/20
	60,274,000			0.003	07/06/13
	18,068,500	(1)	45,205,500	0.003	07/13/13
	60,732,250			0.01	12/31/19
	60,732,250			0.01	12/31/19
	7,734,345			0.041	07/01/20
	--	(2)	7,734,345	.0041	07/01/20

(1)	These options vest equally over four years, commencing July 13, 2010 and ending July 13, 2013.
(2)	These options vest in their entirety on July 1, 2011.
(3)	These options vest in their entirety on July 16, 2011.

Option Exercises and Stock Vested

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 50,782,350 and 29,984,810 options respectively.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2010

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010.

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

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2011. Shares issued as compensation for one year of service in 2010 are based on the closing stock price of the last business day of 2009, divided by $10,000.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2010. During the fiscal year ended December 31, 2010, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information as of March 15, 2011, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 6,815,696,764 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company;

●	The Company’s Chief Executive Officer and each person who serves as an executive officer of the Company; and All executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Matthew L. Schissler	309,462,823	(3)	4.54%
Common	Joseph Vicente	152,766,365	(4)	2.24%
Common	Timothy G. McGrath	9,066,615		* %
Common	All executive officers and directors as a group (3 persons)	471,295,803		6.91%
———————
*	Less than 1% of the outstanding common stock.

(1)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Helm Drive, Las Vegas, NV 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 6,815,696,764 shares of common stock outstanding on March 15, 2011 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2011, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Includes 290,905,144 currently exercisable options held by Mr. Schissler, and 5,568,920 shares and 22,962,625 options held by Stephanie Schissler, Mr. Schissler’s wife. Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife. Percentage calculation considers additional outstanding of the potential options listed herein.

(4)	Includes 208,541,345 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rose, Snyder, Jacobs, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$101,620	$101,455

Tax Fees	$13,080	$10,260

Total	$114,700	$111,715

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

Opportunity Fund, LLC (33)
10.100	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (33)
10.101	Form of Lock-Up Agreement. (33)
10.102	7% Convertible Debenture, dated October 28, 2008 (34)
10.103	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (35)
10.104	Amendment No. 1 to Securities Purchase Agreement filed herewith dated January 22, 2009 (36)
10.105	Employment Agreement between the Company and Joseph Vicente
10.106	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (39)
10.107	Lease for Las Vegas Facility
10.108	2010 Flexible Stock Option Plan
10.109	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (42)
10.110	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (43)
10.111	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (44)
10.112	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (45)
10.113	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (46)
10.114	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (47)
10.115	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (48)
10.116	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (49)
10.117	Entered into a Letter of Intent to Acquire Assets of Cryo-Cell De Mexico on December 3, 2010 (50)
10.118	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (51)
10.119	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (52).
10.120	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (53)
21	List of Subsidiaries (37)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

———————

(1)	Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)	Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004.

(3)	Filed as an exhibit to Amendment No. 2 to Registration Statement on Form 10-KSB filed on October 6, 2004.

(4)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2005.

(5)	Filed as an exhibit to Current Report on Form 8-K filed on March 1, 2005.

(6)	Filed as an exhibit to Current Report on Form 8-K filed on March 28, 2005.

(7)	Filed as an exhibit to Current Report on Form 8-K filed on May 2, 2005.

(8)	Filed as an exhibit to Current Report on Form 8-K filed on May 3, 2005.

(9)	Filed as an exhibit to Current Report on Form 8-K filed on June 24, 2005.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2005.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on July 21, 2005.

(12)	Filed as an exhibit to Current Report on Form 8-K filed on September 12, 2005.

(13)	Filed as an exhibit to Current Report on Form 8-K filed on December 23, 2005.

(14)	Filed as an exhibit to Current Report on Form 8-K filed on January 6, 2006.

(15)	Filed as an exhibit to Current Report on Form 8-K filed on January 18, 2006.

(16)	Filed as an exhibit to Current Report on Form 8-K filed on February 8, 2006.

(17)	Filed as an exhibit to Current Report on Form 8-K filed on May 5, 2006.

(18)	Filed as an exhibit to Current Report on Form 8-K filed on June 1, 2006.

(19)	Filed as an exhibit to Current Report on Form 8-K filed on June 29, 2006.

(20)	Filed as an exhibit to Current Report on Form 8-K filed on August 2, 2006.

(21)	Filed as an exhibit to Current Report on Form 8-K filed on September 11, 2006.

(22)	Filed as an exhibit to Current Report on Form 8-K filed on October 13, 2006.

(23)	Filed as an exhibit to Current Report on Form 8-K filed on October 17, 2006.

(24)	Filed as an exhibit to Current Report on Form 8-K filed on October 27, 2006.

(25)	Filed as an exhibit to Current Report on Form 8-K filed on October 23, 2006.

(26)	Filed as an exhibit to Current Report on Form 8-K filed on December 29, 2006.

(27)	Filed as an exhibit to Current Report on Form 8-K filed on June 6, 2007.

(28)	Filed as an exhibit to Current Report on Form 8-K filed on October 3, 2007.

(29)	Filed as an exhibit to Current Report on Form 8-K filed on August 21, 2007.

(30)	Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(31)	Filed as an exhibit to Registration Statement on Form SB-2 filed on December 28, 2007.

(32)	Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(33)	Filed as an exhibit to Current Report on Form 8-K filed on June 3, 2008.

(34)	Filed as an exhibit to Current Report on Form 8-K filed on November 17, 2008

(35)	Filed as an exhibit to Current Report on Form 8-K filed on December 5, 2008

(36)	Filed as an exhibit to Registration Statement on Form S-1 filed on January 23, 2009

(37)	Files as an exhibit to Registration Statement on Form SB-2 filed on January 25, 2008

(38)	Filed as exhibit to Current Report on Form 8-K filed on August 29, 2008

(39)	Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(40)	Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(41)	Filed as an exhibit to Current Report on Form S-8 filed on December 30, 2009

(42)	Filed as an exhibit to Current Report on Form 8K filed on January 7, 2010

(43)	Filed as an exhibit to Current Report on Form 8K/A filed on January 12, 2010

(44)	Filed as an exhibit to Current Report on Form 8K filed on March 29, 2010

(45)	Filed as an exhibit to Current Report on Form 8K filed on March 29, 2010

(46)	Filed as an exhibit to Current Report on Form 8K filed on March 29, 2010

(47)	Filed as an exhibit to Current Report on Form 8K filed on July 7, 2010

(48)	Filed as an exhibit to Current Report on Form 8K filed on August 4, 2010

(49)	Filed as an exhibit to Current Report on Form 8K filed on September 23, 2010

(50)	Filed as an exhibit to Current Report on Form 8K filed on December 8, 2010

(51)	Filed as an exhibit to Current Report on Form 8K filed on March 21, 2011

(52)	Filed as an exhibit to Current Report on Form 8K filed on March 21, 2011

(53)	Filed as an exhibit to Current Report on Form 8K filed on March 21, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2010.

CORD BLOOD AMERICA, INC.

By:	/s/
Matthew L. Schissler
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/
Matthew L. Schissler	March 31, 2011
CEO and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/
Joseph Vicente	March 31, 2011
Director

/s/
Timothy McGrath	March 31, 2011
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. Cord Blood America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 29, 2011

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

ASSETS
Current assets:	December 31, 2010	December 31, 2009
Cash	$347,258	$716,576
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $70,000	540,279	174,103
Prepaid expenses	141,300	--
Other current assets	72,560	--
Notes receivable, related party, current	300,000	--
Total current assets	1,401,397	890,679
Property and equipment, net of accumulated depreciation and amortization of $248,404 and $146,888	571,431	383,597
Customer contracts and relationships, net of amortization of $1,949,377 and $1,477,399	5,038,582	3,848,319
Notes receivable, related party	125,000	--
Goodwill	244,053	--
Total assets	$7,380,463	$5,122,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$967,626	$709,519
Accrued expenses	1,338,115	120,176
Deferred rent	112,231	260,367
Deferred revenue	1,835,792	1,475,261
Advances from stockholders	--	29,229
Derivatives Liability	238,789	2,405,553
Promissory notes payable, current, net of unamortized discount of $0 and $83,784	1,490,400	161,886
Total current liabilities	5,982,953	5,161,991
Promissory notes payable, net of unamortized discount of $251,903 and $0	651,217	--
Total liabilities	$6,634,170	$5,161,991
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 6,950,000,000 shares authorized, 6,283,883,175 and 4,947,735,145 shares issued and outstanding, inclusive of treasury shares	628,389	494,774
Additional paid-in capital	42,892,449	34,763,094
Common stock held in treasury stock, 2,000,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	(551)	--
Accumulated deficit	(42,789,936)	(34,697,431)
Total Cord Blood America stockholders’ equity (deficit)	130,518	(39,396)
Non-controlling interest	615,775	--
Total stockholders’ equity (deficit)	746,293	(39,396)
Total liabilities and stockholders’ deficit	$7,380,463	$5,122,595

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31,
	2010	2009

Revenue	$4,128,439	$3,237,183
Cost of services	(1,622,046)	(1,454,315)
Gross Profit	2,506,393	1,782,868

Administrative and selling expenses	(8,310,587)	(7,299,194)
Start-up costs	(868,844)	--

Loss from operations	(6,673,038)	(5,516,326)

Interest expense and change in derivatives liability	(1,778,691)	(4,252,813)

Net loss before income taxes	(8,451,729)	(9,769,139)

Income taxes	--	--
Consolidated net loss	(8,451,729)	(9,769,139)

Non-controlling interest in income	359,224	--

Net loss attributable to Cord Blood America	$(8,092,505)	$(9,769,139)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	5,419,994,236	2,479,335,673

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total

Balance at December 31, 2008	439,342,817	$43,936	$28,697,510	$(12,159,833)	$-	$(24,928,292)	$-	$(8,346,679)
Shares issued for services	100,672,187	10,067	489,465					499,532
Shares issued for financing	325,323,972	32,532	1,217,468					1,250,000
Share-based compensation	4,550,000	455	2,929,643					2,930,098
Issuance of Common Stock for debt conversion	4,025,799,813	402,580	10,408,983					10,811,563
Warrants exercised	32,713,022	3,271	267,191					270,462
Shares issued for liquidated damages	53,333,334	5,333	961,947					967,280
Treasury shares	(34,000,000)	(3,400)	(11,556,600)	11,560,000				-
Reclassification of derivative liability			1,347,487					1,347,487
Net loss						(9,769,139)		(9,769,139)

Balance at December 31, 2009	4,947,735,145	$494,774	$34,763,094	$(599,833)	$-	$(34,697,431)	$-	$(39,396)
Shares issued for services	80,736,596	8,074	630,090					638,164
Shares issued for cash	90,796,770	9,080	440,920					450,000
Share-based compensation	4,131,579	413	2,221,844					2,222,257
Issuance of common stock for debt conversion	1,025,832,843	102,583	3,600,479					3,703,062
Warrants exercised	42,771,971	4,277	(4,277)					-
Options exercised	80,767,160	8,077	(8,077)					-
Shares issued for security position	11,111,111	1,111	45,556					46,667
Reclassification of derivative liability			1,202,820					1,202,820
Acquisition of Biocordcell							974,999	974,999
Comprehensive income (loss):
Net loss						(8,092,505)	(359,224)	(8,451,729)
Other comprehensive income (loss), net
of income tax provision (benefit):
Foreign currency translation					(551)			(551)
Total comprehensive income (loss)								(8,452,280)

Balance at December 31, 2010	6,283,883,175	$628,389	$42,892,449	$(599,833)	$(551)	$(42,789,936)	$615,775	$646,293

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009
Cash Flows from Operating Activities
Consolidated Net Loss	$(8,451,729)	$(9,769,139)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of stock for services	638,164	516,562
Issuance of stock for position in vivicells international	46,667	--
Amortization of deferred financing costs	--	648,767
Amortization of loan discount	887,834	1,943,805
Stock based compensation	2,222,257	2,913,068
Bad debt	62,954	25,000
Depreciation and amortization	587,778	590,757
Change in value of derivative liability	(223,593)	987,601
Net Change in operating assets and liabilities	(658,998)	256,954
Payment for Acquisition of Biocordcell	(315,000)	--
Start-up costs for Stellacure	820,471	--
Foreign currency translation	(551)	--

Net cash used in operating activities	(4,383,746)	(1,886,625)
Cash Flows from Investing Activities
Purchase of property and equipment	(175,986)	(399,138)
Loan receivable to ViviCells International, Inc.	(300,000)	--
Loan receivable to China Stem Cell, Ltd.	(125,000)	--
Cash acquired during acquisition of Biocordcell	134,643	--

Net cash used in investing activities	(466,343)	(399,138)
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	4,160,000	1,786,025
Payments on notes payable	(100,000)	(200,441)
Payments on capital lease obligations	--	(2,589)
Net payments on advances from stockholders	(29,229)	(84,036)
Proceeds from issuance of common stock	450,000	1,520,462
Bank overdraft	--	(17,083)

Net cash provided by financing activities	4,480,771	3,002,338

Net increase (decrease) in cash and cash equivalents	(369,318)	716,576

Cash and Cash Equivalents, beginning of year	716,576	--

Cash and Cash Equivalents, end of year	$347,258	$716,576

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$120,445	$132,804
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for cancellation of warrants and put option	$1,590,400	$--

Conversion of debt and payables into common shares	$3,703,062	$10,699,016

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose subsidiaries include Cord Partners, Inc., CorCell Co. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families.

●	Stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany and Spain.

●	Biocordcell Argentina S.A. specializes in providing cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●
BodyCells is a developmental stage company and intends to be in the business of collecting, processing and preserving peripheral blood and adipose tissue stem cells allowing individuals to privately preserve their stem cells for potential future use in stem cell therapy.

●	Properties were formed to hold the corporate trademarks and other intellectual property of CBAI.

●
Rain has specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  Management has reduced the activities of Rain, terminated its former employees, and in 2010 was no longer seeking business.  This is consistent with management’s decision to focus its attention exclusively on the stem cell storage business and related activities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $42.8 million as of December 31, 2010. In addition, CBAI has consumed cash in its operating activities of approximately $4.4 million for the year ending December 31, 2010 and has a working capital deficit of $4.6 million as of December 31, 2010. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and expects to continue to raise funds through debt and equity instruments. CBAI is continuing to attempt to increase revenues within its core businesses and through acquiring other businesses in the stem cell industry. In addition, the Company has taken steps to reduce its overall spending through the reduction of our labor force. The ongoing execution of CBAI's business plan is expected to result in operating losses over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord, Stellacure GmbH, Biocordcell Argentina S.A., BodyCells, Properties and Rain. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 in addition to the acquisition of Biocordcell in 2010 (Note 3). Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2011: $609,973; 2012: $569,252; 2013: $528,531; 2014: $487,811; 2015: $447,090.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. The Company reviews goodwill for impairment at least annually or whenever events or circumstances are more likely than not to reduce the fair value of goodwill below its carrying amount.

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company. As such, the investment is carried at cost less Cord's proportionate share of ViviCells net loss for the period since investment. At December 31, 2010, the carrying amount of this investment is $0.

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, and a privately held company organized to conduct a stem cell storage business in China. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over this company. The cost of this investment is $0.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2010, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

Revenue Recognition

CBAI recognizes revenue under the provisions of ASC 605-25 (previously Staff Accounting Bulletin 104 “Revenue Recognition”). CBAI provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25 (previously Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"). ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

Cord, Stellacure and Bio recognize revenue from both enrollment fees and processing fees upon the completion of processing while revenue from storage fees are recognized ratably over the contractual storage period.

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

Cost of Services

Costs for Cord, Stellacure, and Bio are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, the labs’ processing fees, and royalties. The Company expenses costs in the period incurred. Costs for Rain include commercial production costs, lead generation costs and media buys.

Advertising

Advertising costs are expensed when incurred. Advertising expenses totaled approximately $193,527 and $159,000 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2010.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taking authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2010 and 2009.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2005 and by the IRS for years through 2006.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260 (formerly SFAS No. 128), Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 5,419,994,236 and 2,479,335,673 for the years ended December 31, 2010 and 2009, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits. To date, the Company has not experienced any such losses.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value.  Level inputs, as defined by ASC 820-10, are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$347,258	$--	$--	$347,258

Derivatives liability	--	--	(238,789)	(238,789)

Derivatives liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.20% to 1.70%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

 The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$716,576	$--	$--	$716,576

Derivatives liability	--	--	(2,405,553)	(2,405,553)

Derivatives liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.20% to 1.70%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivatives liability:

Value at December 31, 2008	$2,098,318
Issuance of Instruments	668,205
Increase in Value	987,601
Reclassification of value of
Warrants exercised	(1,348,571)
Value at December 31, 2009	$2,405,553

Issuance of Instruments	855,903
Decrease in Value	(225,913)

Reclassification of Value of
Warrants Exercised	(2,796,754)
Value at December 31, 2010	$238,789

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Reclassification

Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively.  The Company does not anticipate there will be a material impact on our consolidated financial statements upon adoption of this guidance.

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

In September 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU became effective for us on January 1, 2010. Adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 3. Summary of Acquisitions

Stellacure GmbH

In March 2010, the Company acquired 138,712 Series B Shares of Stellacure, GmbH, which represents an ownership percentage of 51%, a German Limited Liability Company that is in the business of collecting, processing, and storing cord blood samples. The purchase price paid by the Company was EUR 501,000 (approximately $660,000). Stellacure operates primarily in Germany; however, it established sales channels in Spain and Italy in 2009. The Company intends to utilize these markets for immediate market penetration and an opportunity for growth throughout Europe.

In connection with the acquisition, the Company acquired the following assets and liabilities at fair value:

Cash	$466,735
Accounts receivable	183,274
Investments and other receivables	208,474
Prepaid expenses	7,424
Property and equipment**	52,302
Other assets	149,036
Total Assets	$1,067,245

Accounts payable	$406,115
Accrued expenses	334,994
Deferred revenue	206,862
Total Liabilities	$947,971

Given that Stellacure has operated at a loss for the past several years, has negative working capital as of the acquisition date, and has a limited operating history, the Company determined that the fair value of any intangible assets identified as well as the non-controlling interest was $0.  As such, the Company recorded a charge of $820,471 to its consolidated statement of operations relating to the acquisition because the costs incurred in the acquisition were akin to a startup cost for the Company’s expansion into Europe.

In connection with the purchase of the shares of Stellacure, the Company entered into a commitment to purchase the shares of Stellacure from the remaining holders, at the option of the holders, in either cash, shares of the Company, or a combination of both.  The commitment price is defined in the shareholder agreement and is based on a formula that considers a multiple of revenue and earnings of Stellacure. Should the Company pay the commitment price in shares of its common stock, it is required under the agreement that the holders be given stock equal to 110% of the commitment price. The commitment commences in 2012 and expires in 2014.  The Company valued this commitment as of December 31, 2010, based on the recent earnings activity of Stellacure, and determined that the value of the commitment was $0.

Biocordcell Argentina S.A.

 In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (‘Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares).

Under the Agreement, the Company paid $315,000 in cash at the closing, and paid an additional $410,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances.

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010; and additional contingent “earn-out” compensation in 2012 based on achieving certain levels of net income in 2011.

The earn-out provisions are as follows for Bio’s 2010 fiscal year, which ends December 31, 2010:

●
If Bio net profits exceed $186,000 in 2010, the Company has agreed to pay an additional earn-out of $700,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced  on October 20, 2010 toward the 2010 earn-out, and the Shareholders will be entitled to be paid 20% of the amount by which 2010 Bio net income exceeds $186,000.

●
If Bio net profits exceed $139,500 in 2010 but do not reach $186,000, the Company has agreed to pay an additional earn-out of $700,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2010 earn-out, but will not be entitled to be paid a percentage of Bio net income.

●
If Bio net profits exceed $93,000 in 2010 but do not reach $139,500, the Company has agreed to pay an additional earn-out of $500,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2010 earn-out, but will not be entitled to be paid a percentage of Bio net income.

●
If Bio net profits do not equal $93,000 in 2010, no additional earn-out will be paid to the shareholders in 2011 for 2010, and the Shareholders are obligated to return to the Company, a sum equal the $100,000 payment advanced on October 20, 2010, toward the Shareholders’ 2010 earn-out, along with interest, but less actual net profits earned by Bio in 2010.

The earn-out provisions are as follows for Bio’s 2011 fiscal year, which ends on December 31, 2011:

●
If Bio net profits exceed $577,000 in 2011, the Company has agreed to pay an additional earn-out of $705,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced  on October 20, 2010 toward the 2011 earn-out, and the Shareholders will be entitled to be paid 20% of the amount by which 2011 Bio net income exceeds $577,000.

●
If Bio net profits exceed $432,750 in 2011 but do not reach $577,000, the Company has agreed to pay an additional earn-out of $705,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2011 earn-out, but will not be entitled to be paid a percentage of Bio net income.

●
If Bio net profits exceed $288,500 in 2011 but do not reach $432,750, the Company has agreed to pay an additional earn-out of $350,000 to the Shareholders, plus the Shareholders will retain the $100,000 payment advanced on October 20, 2010 toward the 2011 earn-out, but will not be entitled to be paid a percentage of Bio net income.

●
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

In connection with the acquisition, the Company acquired the following assets and liabilities at fair value:

Cash	$134,695
Accounts receivable	106,107
Property and equipment**	60,204
Customer contracts and relationships	1,662,242
Goodwill	244,053
Total Assets	$2,223,338

Accounts payable	$30,567
Accrued expenses	259,620
Total Liabilities	$290,187

In connection with the acquisition of Bio, the Company recognized non-controlling interest amount of $974,999, representing its acquisition date fair value, based on management’s estimate. At the acquisition date, the Company estimated the total purchase price of Biocordcell to be $975,000. As of December 31, 2010 the Company recognized an additional $250,000 for the contingent “earn-out” compensation. It is reasonably possible that as Biocordcell’s operating results for 2011 become more apparent, the Company may have to revise their estimate of the contingent statements “earn-out” for 2011.

The Stellacure and Biocordcell acquisitions, individually and in aggregate, did not meet the definition of a significant subsidiary. As such, pro-forma financial were not deemed necessary and considered immaterial.

Note 4. Property and Equipment

At December 31, 2010, property and equipment consists of:

	Useful Life (Years)	2010	2009

Furniture and fixtures	1-5	$48,659	$62,315
Computer equipment	5	164,310	37,099
Laboratory Equipment	1-5	184,427	61,307
Freezer equipment	7-15	318,086	301,777
Leasehold Improvements	5	104,353	67,987
		819,835	530,485
Less: accumulated depreciation and amortization		(248,404)	(146,888)
		$571,431	$383,597

For the years ended December 31, 2010 and 2009, depreciation and amortization expense totaled $108,089 and $46,523 respectively.

Note 5. Accrued Expenses

The components of accrued expenses at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Accrued settlement costs	$488,885	$--
Accrued Biocordcell investment	500,000	--
Other accrued expenses	349,230	120,176
	$1,338,115	$120,176

Note 6. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2010 and 2009, notes and loans payable consist of:

	2010	2009
0% Convertible Debenture payable to Enable Capital, effective interest rate of 72% per annum (considering the loan discount), due July 31, 2010	--	38,189
Convertible Promissory Note Payable to JMJ Financial, secured by $1.3 million of the Company’s assets, one-time interest charge of 10.38%, due May 5, 2012	--	57,482
Convertible Promissory Note Payable to JMJ Financial, secured by $1.05 million of the Company’s assets, one-time interest charge of 10%, due October 26, 2012	--	150,000
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	658,121
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	99,975	--
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $256,067 January 2011 through September 2011	1,490,400	--
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due October 7, 2013	145,025	--
	2,393,521	245,671
Less: Unamortized Discount	(251,904)	(83,784)
	$2,141,617	$161,887

Note 7. Notes Receivable, Related Parties

At December 31, 2010 and 2009, notes receivable consist of:

	2010	2009
Note Receivable from ViviCells International, Inc., related party, has 10% annual interest, is due March 15, 2011, and is collateralized by security interests and a super priority lien on substantially all property and assets of ViviCells and its' subsidiaries currently existing or hereafter acquired or arising.	200,000	--

Note Receivable from ViviCells International, Inc., related party, has 10% annual interest, is due March 15, 2011, and is collateralized by security interests and a super priority lien on substantially all property and assets of ViviCells and its' subsidiaries currently existing or hereafter acquired or arising.	100,000	--

Convertible Note Receivable from China Stem Cells, Ltd, related party, has 7% annual interest, payable semi-annually through December 10, 2011, annual principal and interest payments of $33,438 from December 10, 2012 through December 10, 2016, when the note matures, and collateralized by a debt of share charge.	125,000	--

	$325,000	$--

Note 8. Commitments and Contingencies

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

The Company had previously entered into a series of Securities Purchase Agreements with Shelter Island Opportunity Fund, LLP (“Shelter Island”) which provided the Company various lines of credit which were drawn down and subsequently paid off in full. As part of these transactions, the Company issued to Shelter Island a Common Stock Purchase Warrant to purchase, as adjusted, 36,000,000 shares of Common Stock (the “Shelter Island Warrants”) along with a Put Option Agreement. After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 36 million shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658 was reduced to $1,590,400 and then reclassified on the balance sheet as a note payable of $1,590,400. The Replacement Note matures on September 30, 2011, bears interest at 16% per annum, interest only is due, for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 31, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of the holder of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

In March 2004, Cord entered into a Patent License Agreement with Pharmastem, the holder of patents utilized in the collection, processing, and storage of umbilical cord blood to settle litigation against Cord for alleged patent infringements. The Patent License Agreement calls for royalties of 15% of processing and storage revenue, with a minimum royalty of $225 per specimen collected, on all specimens collected after January 1, 2004 until the patents expired in 2010.

Contingencies

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company’s, has filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011.  The Court has not yet rendered a decision as to these motions. Company management believes that there is no merit to the claims filed by Cyro International and the Company intends to vigorously defend against these claims, and there is no accrual for any potential gain or loss in connection with this litigation in accordance with ASC 450.

In connection with certain of the outstanding convertible promissory notes payable to JMJ Financial and in connection with a securities purchase agreement previously entered into with a third party for the purchase of common stock of the Company, the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  As of December 14, 2010 and to date, the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  This resulted in a breach of the convertible promissory notes payable to JMJ Financial and the securities purchase agreement.  As a result of the breach of the promissory notes and in exchange for JMJ to fund additional sums to the Company, on February 8, 2011, the Company entered into a settlement agreement calling for liquidated damages and compensation for the additional funding in the amount of $671,386 to be added on to the principal balance of the outstanding convertible promissory notes payable. In accordance with ASC 450, the Company has accrued $338,886, which was estimated to be the portion of the settlement allocated to the liquidated damages resulting from the breach of contract on December 14, 2010. As a result of the breach of the securities purchase agreement, on January 19, 2011, the Company entered into a settlement agreement with the third party calling for liquidated damages to be calculated and paid based on a % of the value of the Company’s common stock over a period of time less (a) the value received by the third company in their subsequent sale of the Company’s shares and less (b) the value of the shares the third party holds at the date the DWAC system becomes available, based on the value of the Company’s shares on such date. Payments under this agreement are due monthly and a final payment due ten days after the DWAC system becomes available. In accordance with ASC 450, the Company has accrued $150,000 in connection with this Settlement Agreement.  The Company is unable to estimate the additional range of loss in connection with this agreement and as a result has not accrued for a related loss contingency at December 31, 2010.

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

Operating Leases

CBAI leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, in 2012. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of December 31, 2010, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2011	275,570	62,972	212,598
2012	251,139	56,675	194,464
2013	154,082	--	154,082
2014	118,142	--	118,142
Total	$798,933	119,647	679,286

Total rent expense for 2010 and 2009 under the operating leases amounted to $308,406 and $170,266 respectively.

Employee Benefit Plan

The Company has a Savings and Retirement 401K Plan covering substantially all of its employees. The Company makes a matching contribution dollar for dollar up to 3% of compensation, and then 50% up to a maximum 4% match. The Company’s contributions to the Plan for the years ended December 31, 2010 and 2009 were $7,687 and $10,000, respectively.

Compensation of the Board of Directors

On January 26, 2006, CBAI's Board of Directors approved a Board Compensation Plan (the “Plan”) effective through 2011. The Plan calls for all Board members to receive shares of the Company’s common stock to be issued as compensation for 2006 and 2007, in an amount equal to $10,000 per year. Since Mr. Neeson resigned in January, 2009, he did not receive any compensation. Shares issued as compensation for one year of service in 2010 were be based on $10,000 divided by the closing stock price on the last business day of 2009.

Note 9. Related Party Transactions and Commitments

Related Party Transactions

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell lStorage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalty's payable beginning in 2011.

In December the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock.  Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of March, 2011, Cord Blood has exercised this option in part, provided a total of $500,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 100 Cayman Warrants.  The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments.  The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.  As of March, 2011, other shareholders of Cayman have exercised options with similar terms, provided $500,000 in additional capital to Cayman, and are entitled to similar Cayman Secured Convertible Notes and to be issued an aggregate of 100 Cayman Warrants.

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi” or the “Debtor”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”), for $200,000 secured by  a super priority lien on the Debtor’s assets.  As additional consideration for this loan, the Company received 21% of the Debtor’s outstanding Common Stock.  The $200,000 loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011.   In September 2010, the Company acquired an approximately $800,000 secured obligation of the Debtor held by a junior lien holder in  ViviCell’s bankruptcy proceeding, in exchange for the private issuance of 11,111,111 restricted shares of its Common stock  to the holder of this secured obligation. On October 20, 2010, the Company filed  as a co-proponent  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in total of approximately  95% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance on Plan confirmation, secured under the super priority lien.   On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved.   The plan is scheduled to be Effective as of April 1, 2011, but Vivi has subsequently announced it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan.  The Company has advised Vivi that unless the full 94% plus ownership of Vivi capital stock can be delivered to the Company as required under the Plan, the Company will be forced to withdraw from the Plan and pursue its rights to foreclose as the holder of a super priority lien against all Vivi assets.

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

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2009	23,308,140	0.07	5.5
Granted	725,965,000	0.01
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2009	749,273,140	0.01	7.3
Granted	66,405,868	0.01
Exercised	80,767,160	-	-
Forfeited/Expired	39,780,840	-	-
Outstanding, December 31, 2010	695,131,008	0.01	7.30
Exercisable at December 31, 2010	523,885,787	0.01	7.30

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	690,328,560	7.46	$0.008	579,083,334	$0.010
$0.21 — 0.30	3,012,600	3.87	0.250	3,012,600	0.250
$0.31 — 0.51	1,789,848	4.69	0.312	1,789,848	0.312
	695,131,008	7.44	$0.010	583,885,782	$0.010

A summary of the activity for unvested employee stock options as of December 31, 2010 and changes during the year is presented below:

	Weighted Average Grant Date Fair Value per Share
	2010	2009	2010	2009
Nonvested at January 1,	372,393,750	13,962,500	$0.01	$0.01
Granted	66,405,868	726,037,500	0.01	0.01
Vested	(147,006,392)	(367,606,250)	0.01	0.01
Exercised	(80,713,160)	--	0.01	--
Cancelled	(39,834,840)	--	0.01	--
Pre-vested forfeitures	--	--	--	--
Nonvested at December 31,	171,245,226	372,393,750	$0.01	$0.01

The total compensation cost related to non-vested options amounts to $941,480.

Note 11. Warrant Agreements

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

The following table summarizes the warrants outstanding and exercisable at September 30, 2010:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
15,729,730	$0.101	02/14/2012
4,000,000	$0.101	02/14/2012
2,916,667	$0.037	11/26/2012
3,796,950	$0.037	11/26/2012
9,655,531	$0.1875	05/30/2013
11,428,571	$0.037	06/23/2012
Total 47,527,449

Note 12. Income Taxes

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

Note 13. Stockholders’ Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized. On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which contemplates a secured $7.5 million capital commitment which may be drawn down in increments through the “put” to the Fund of newly issued Series A Preferred Stock, subject to meeting certain conditions.  At the same time, a Warrant Agreement was executed, granting Optimus CGII, Ltd. the right to acquire 1,446,428,571 Common shares at an exercise price of $0.008 per share, subject to certain adjustments. See note 8.

The Stock Purchase Agreement provides that up to 750 shares of Series A Preferred stock, par value $0.0001 may be “put” to the Fund at a purchase price of $10,000 per share over a period of time, provided its conditions are met. The Series A Preferred stock would accrue dividends at the rate of 10% per annum, preclude other dividends until it is paid, and have a liquidation preference equal to $10,000 plus all accrued but unpaid dividends. The Series A Preferred would be redeemable after four years at a redemption price of equal to $10,000 plus all accrued but unpaid dividends (or earlier if certain additional premiums are paid). The Series A Preferred Stock would not be publicly traded.

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

As of December 31, 2010 CBAI had 6,283,883,175 shares of Common Stock outstanding. 2,000,000 shares remain in the Company's treasury.

Note 14. Segment Reporting

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

The table below presents certain financial information by business segment for the year ended December 31, 2010:

	Umbilical			Radio/ TV	Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Advertising	Total	Eliminations	Total
Revenue from External Customers	$3,248,023	$450,187	$430,229	$-	$4,128,439	$-	$4,128,439
Interest Expense and Change in
Derivatives Liability	1,727,172	26,497	25,022	-	1,778,691	-	1,778,691
Depreciation and Amortization	563,086	17,419	7,273	-	587,777	-	587,778
Segment Income (Loss)	(6,947,884)	(746,232)	12,858	-	(7,681,258)	(461,247)	(8,142,505)
Segment Assets	$6,851,443	$347,686	$457,019	$-	$7,656,148	$(257,185)	$7,398,963

 The table below presents certain financial information by business segment for the year ended December 31, 2009:

	Umbilical Cord Blood	Radio/ Television Advertising	Segments Total	Consolidated Total
Revenue from External Customers	$3,036,325	$200,858	$3,237,831	$3, 237,183
Interest Expense and change in derivative liability	4,279,147	3,666	4,252,813	4,252,813
Depreciation and Amortization	570,757		570,757	570,757
Segment Income (Loss)	(9,707,645)	(61,494)	(9,769,139)	(9,769,139)
Segment Assets	$5,122,595	$-	$5,122,595	$5,122,595

Note 15. Subsequent Events

On January 12, 2011, the Company issued a $1,050,000 “Convertible Promissory Note” to JMJ Financial (“JMJ”), a private investor (the “2011 Note”).    The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principal amount on the maturity date, January 12, 2014.  All or a portion of the 2011 Note principal and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.  At the same time, JMJ issued and delivered to the Company, a  “Secured & Collateralized Promissory Note” dated January 12, 2011, (the “JMJ Note”), which served as sole consideration to the Company for the Company’s issuance of  the 2011 Note to JMJ.   The JMJ Note is in the principal amount of   $1,000,000,  bears interest in the form of a onetime interest charge of 10.5%, and interest is payable with the JMJ Note’s principal on its maturity date, January 12, 2014..  The JMJ Note is secured by JMJ assets in the form of money market fund or similar equivalent having a value of at least $1,000,000.

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the  Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  At present the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others, which the Company agreed to pay $671,385 in liquidated damages to JMJ and in consideration for an additional $1 million of financing from JMJ said to be added to the principal amount of an earlier note.  In connection with the DWAC system not being available, the company was also in breach of a securities purchase agreement with a third party.  Settlement with this third party was reached on January 19, 2011.  See Note 8.

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of 150,000 Euro for an amount equivalent to 7% as follows; 1% of share capital in initial equity and 6% from a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  Converting the investments from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

On February 24, 2011, the Company acquired the following assets; 593 umbilical cord blood samples and all related file documents, four (4) cryogenic storage tanks, and two computers from Reproductive Genetics Institute, Inc. (RGI) for $76,000 in cash.  In March 2011, the assets acquired were relocated to the Company’s Las Vegas laboratory.

On March 10, 2011, Cord Blood America, Inc. (the "Company") entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with St. George Investments, LLC, an Illinois limited liability company (the "Investor") whereby the Company issued and sold, and the Investor purchased: (i) Secured Convertible Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").  The Investor paid $250,000 in cash as an initial payment to the Company and executed and delivered six separate “Secured Buyer Notes” (the “Buyer Notes”), as consideration in full for the issuance and sale of the Company Note and Warrants.

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000.00 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500.00 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000.00 each.  The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”).

The Investor has also received a five year warrant entitling it to purchase 139,925,374 shares of common stock of the Company at an exercise price of $.00179. The warrant also contains a net exercise or cashless exercise provision.