Form 10-Q
period 2011-03-31
Cord Blood America, Inc.
filed 2011-05-23
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2011

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of March 31, 2011 6,746,199,634 exclusive of treasury shares.  (After a May 9, 2011 reverse split of common shares, on May 10, 2011, there were 68,128,866 common shares and no preferred shares outstanding).

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (Audited)

ASSETS
Current assets:	March 31, 2011	December 31, 2010
Cash	$403,021	$347,258
Accounts receivable, net of allowance for doubtful accounts of $ 9,760 and $10,000	588,998	540,279
Prepaid expenses	226,753	141,300
Other current assets	289,289	72,560
Notes receivable, related party, current	320,416	300,000
Total current assets	1,828,477	1,401,397
Property and equipment, net of accumulated depreciation and amortization of $277,893 and $248,404	622,961	571,431
Customer contracts and relationships, net of accumulated amortization of $ 2,110,317 and $1,949,377	4,877,642	5,038,582
Investments and related party receivables	593,861	125,000
Goodwill	244,053	244,053
Total assets	$8,166,994	$7,380,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,042,306	$967,626
Accrued expenses	1,110,082	1,338,115
Deferred rent	86,366	112,231
Deferred revenue	1,839,333	1,835,792
Derivative liability	717,320	238,789
Promissory notes payable, current, net of unamortized discount of $0 and $0	1,490,400	1,490,400
Total current liabilities	6,285,807	5,982,953
Promissory notes payable, net of unamortized discount of $864,560 and 251,903	1,803,848	651,217
Total liabilities	8,089,655	6,634,170

Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	––	––
Common stock, $.0001 par value, 250,000,000 shares authorized, 67,461,996 and 62,838,832 shares issued and outstanding, inclusive of treasury shares	674,620	628,389
Additional paid-in capital	44,061,189	42,892,449
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	(9,627)	(551)
Accumulated equity (deficit)	(44,629,856)	(42,789,936)
Total cord blood stockholders’ equity (deficit)	(503,507)	130,518
Non-controlling interest	580,846	615,775
Total stockholders’ equity (deficit)	77,339	746,293
Total liabilities and stockholders’ deficit	$8,166,994	$7,380,463

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2011	2010
Revenue	$1,457,912	$839,343
Cost of services	(471,202)	(415,366)
Gross profit	986,710	423,977
Administrative and selling expenses	(2,130,554)	(1,750,262)
Start-up Costs	—	(820,471)
Loss from operations	(1,438,844)	(2,146,756)
Interest expense and change in derivative liability	(730,869)	(432,071)
Net loss before income taxes	(1,874,713)	(2,578,827)
Income taxes	––	––
Non-controlling interest in income	34,929	––
Net loss	(1,839,784)	(2,578,827)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	65,841,079	50,551,886

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2011	2010
Cash flows from operating activities:
Consolidated Net loss	$(1,874,713)	$(2,578,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	(23,050)	427,300
Shares issued to employees, directors and consultants	30,000	30,000
Amortization of loan discount	220,558	32,700
Depreciation and amortization	192,181	144,411
Stock Option Expense	96,089	551,603
Change in value of derivative liability	34,460	(5,373)
Bad Debt (Recovery)	(480)	––
Start-up costs for Stellacure	––	820,471
Foreign Currency Translation	(9,076)	––
DWAC Settlement liabilities	671,386	––
Net change in operating assets and liabilities	(546,659)	(544,456)
Net cash used in operating activities	(1,209,304)	(1,122,171)

Cash flows from investing activities:
Payments for purchase of property and equipment	(82,763)	(86,800)
Loan Receivable issued to China Stem Cells	(250,000)	––
Loan Receivable issued to VidaPlus	(218,861)	––
Net cash used in investing activities	(551,624)	(86,800)

Cash flows from financing activities:
Issuance of common shares for cash	566,691	150,000
Proceeds from issuance of notes payable	1,250,000	1,200,000
Proceeds from advances from shareholders	––	(21,419)
Net cash provided by financing activities	1,816,691	1,328,581

Net increase in cash	55,763	119,610
Cash balance at beginning of period	347,258	716,576
Cash balance at end of period	$403,021	$836,186

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2011	2010
Supplemental disclosures:
Cash paid for interest	$––	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt repaid through issuance of common stock	$496,125	$38,819

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

•	Properties was formed to hold the corporate trademarks and other intellectual property.

•
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing blood stem cell and adult peripheral blood stem cell preservation services.  The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company.  As such, the investment is carried at cost less Cord’s proportionate share of ViviCells net loss for the period since investment.  At March 31, 2011, the carrying amount of this investment is $0.

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands company, and a privately held company organized to conduct a stem cell storage business in China.  Cord also has a minority equity investment in VidaPlus, an umbilical cord processing and storage company.  The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies.

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$403,021	$—	$—	$403,021

Derivative liability	$—	$—	$(717,320)	$(717,320)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.20% to 1.28%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$238,789
Issuance of instruments	$677,740
Increase in Value	$34,460
Reclassification	$(233,669)
Value at March 31, 2011	$717,320

Comprehensive Income (Loss)

The following is a schedule of comprehensive income (loss) for three months ended March 31, 2011 and 2010:

	2011	2010
Net income (loss)	$(1,839,784)	$(2,578,827)
Foreign currency translation gain (loss)	(9,076)	––
Comprehensive income (loss)	$(1,848,860)	$(2,578,827)
.
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

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, and an amendment to SFAS No. 140). ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 did not have a material impact on our consolidated financial statements.

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

Note 3. Summary of Acquisitions

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The first installment of this second tranche was completed during the Quarter at an estimated loan amount of $15,000.  Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

Reproductive Genetics Institute

On February 24, 2011, the Company acquired the following assets; 593 umbilical cord blood samples and all related file documents, four (4) cryogenic storage tanks, and two computers from Reproductive Genetics Institute, Inc. (RGI) for $76,000 in cash.  The Company paid an additional $48,885 to RGI to cover claims related to ViviCells International for a total $124,885.  In March 2011, the assets acquired were relocated to the Company’s Las Vegas laboratory.

Note 4. Notes and Loans Payable

At March 31, 2011 and December 31, 2010, notes and loans payable consist of:

	March 31, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$1,317,883	$658,121
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	700,025	99,975
Senior Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 April 2011 through September 2011	1,490,400	1,490,400
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due October 7, 2013	145,025	145,025
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	355,500	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.0 million of the Company's assets, one time interest charge of 10.0%, due January 12, 2014	149,975	––
		––
	4,158,808	2,393,521
Less: Unamortized Discount	(864,560)	(251,904)
	$3,294,248	$2,141,617

Note 5. Commitments and Contingencies

JMJ Financial

On January 12, 2011, the Company issued a $1,050,000 “Convertible Promissory Note” to JMJ Financial (“JMJ”), a private investor (the “2011 Note”).    The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principle amount on the maturity date, January 12, 2014.  All or a portion of the 2011 Note principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. At the same time, JMJ issued and delivered to the Company, a  “Secured & Collateralized Promissory Note” dated January 12, 2011, (the “JMJ Note”), which served as sole consideration to the Company for the Company’s issuance of  the 2011 Note to JMJ.   The JMJ Note is in the principle amount of   $1,000,000,  bears interest in the form of a onetime interest charge of 10.5%, and interest is payable with the JMJ Note’s principle on its maturity date, January 12, 2014..  The JMJ Note is secured by JMJ assets in the form of money market fund or similar equivalent having a value of at least $1,000,000.

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the  Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  At present the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others, in which the Company agreed to pay $671,385 to JMJ, both as liquidated damages to JMJ, and in consideration for an additional $1 million in financing, which has been added to the principal amount of the Earlier Note.

Shelter Island Warrants And Puts

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

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note.  The Amendment extends the commencement date of the six monthly installments each in the amount of $ 248,400, to be paid at the option of the Company in cash or stock, to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance.  Other terms of the Replacement Note remain for the most part the same.

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000 each, with interest rates of 5.0%.  The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”).

The Investor has also received a five year warrant entitling it to purchase 139,925,374 shares of common stock of the Company at an exercise price of $.00179, subject to adjustment in the case of reverse stock split. The warrant also contains a net exercise /cashless exercise provision.

VidaPlus

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement. Refer to Note 3.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void.  The decision is currently under a final appeal. As of March 31, 2011, the Company has included approximately $226,000 in accounts payable to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

Contingencies

Cryo-cell International

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company’s, has filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011 and thereafter, the Court granted these motions in favor of the Company and Cryo Mexico.  Subsequently, Cryo International filed a Motion for Rehearing, which said motion is to be heard on September 7, 2011.

Company management believes that there is no merit to the claims filed by Cryo International and the Company will continue to vigorously defend against these claims.

JMJ Financial and Third Party

In connection with certain of the outstanding convertible promissory notes payable to JMJ Financial and in connection with a securities purchase agreement previously entered into with a third party for the purchase of common stock of the Company, the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  As of December 14, 2010 and to date, the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  This resulted in a breach of the convertible promissory notes payable to JMJ Financial and the securities purchase agreement.  As a result of the breach of the promissory notes and in exchange for JMJ to fund additional sums to the Company, on February 8, 2011, the Company entered into a settlement agreement calling for liquidated damages and compensation for the additional funding in the amount of $671,386 to be added on to the principal balance of the outstanding convertible promissory notes payable. In accordance with ASC 450, the Company has accrued $338,886, which was estimated to be the portion of the settlement allocated to the liquidated damages resulting from the breach of contract on December 14, 2010. As a result of the breach of the securities purchase agreement, on January 19, 2011, the Company entered into a settlement agreement with the third party calling for liquidated damages to be calculated and paid based on a % of the value of the Company’s common stock over a period of time less (a) the value received by the third company in their subsequent sale of the Company’s shares and less (b) the value of the shares the third party holds at the date the DWAC system becomes available, based on the value of the Company’s shares on such date. Payments under this agreement are due monthly and a final payment due ten days after the DWAC system becomes available. In accordance with ASC 450, the Company has accrued $150,000 as of December 31, 2010 and accrued an additional $75,000 in the quarter ending March 31, 2011.

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

On October 20, 2010, the Company  as a co-proponent  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of  94% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien.   On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved.   The plan was scheduled to be Effective as of April 1, 2011.  However, Vivi has subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan.  On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court.   The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place.  ViviCells followed this by filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells.  At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor.

At the present time, the adversary proceeding remains outstanding.  Company management believes, however, that there is no merit to the claims filed by ViviCells and NeoCells, and the Company will continue to vigorously defend against these claims.

BioCells

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares).

Under the Agreement, the Company paid $375,000 in cash at the closing, and was obligated to pay an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances. At March 31, 2011, the Company has accrued $500,000 as the estimated total of contingent payments due.

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 241,096,000 options to purchase common stock, 50% of which vested immediately and the other 120,548,000 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 242,929,000 options to purchase common stock, 50% of which vested immediately and the other 121,464,500 to vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 30,937,178 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon  stock split, as well as under certain other circumstances.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 120,548,000 options to purchase common stock, 50% of which vested immediately and the other 60,274,000 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 121,464,500 options to purchase common stock, 50% of which vested immediately and the other 60,732,250  vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 15,468,690 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon  stock split, as well as under certain other circumstances.

Operating Leases

CBAI leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, in 2012. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of March 31, 2011, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2011	$200,282	$56,675	$143,607
2012	251,139	56,675	194,464
2013	154,082	--	154,082
2014	118,142	--	118,142
Total	$723,645	$113,350	$610,295

Note 6. Related Party Transactions and Commitments

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

As of March 31, 2011, Cord Blood has exercised this option in part, provided a total of $375,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 100 Cayman Warrants.  The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments.  The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.  As of March 31, 2011, other shareholders of Cayman have exercised options with similar terms, provided $500,000 in additional capital to Cayman, and are entitled to similar Cayman Secured Convertible Notes and to be issued an aggregate of 100 Cayman Warrants.

VidaPlus

As of March 31, 2011, the Company has approximately $188,000 loan receivable outstanding, which is convertible into equity.

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

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 50,782,350 and 29,984,810 options respectively.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.   There were no stock options granted during the first quarter ended March 31, 2011.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2011	7,492,723	0.07	5.5
Granted	664,058	0.01	-
Exercised	807,672	-	-
Forfeited/Expired	397,808	-	-
Outstanding, December 31, 2011	6,951,310	0.01	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2011	6,951,310	0.01	7.30
Exercisable at March 31, 2011	5,438,858	0.01	7.30

The following table summarizes significant ranges of outstanding stock options under the stock option plan at  March 31, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	6,903,286	7.33	$0.08	5,390,834	$0.010
$0.21 — 0.30	30,126	3.87	0.250	30,126	0.250
$0.31 — 0.51	17,898	4.69	0.312	17,898	0.312
	6,951,310	7.30	$0.010	5,438,858	$0.010

A summary of the activity for unvested employee stock options as of December 31, 2010 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share
	2011	2011
Nonvested at January 1, 2011	1,712,452	0.01
G Granted	--	--
Vested	200,000	0.01
Exercised	--	--
Cancelled	--	--
P Pre-vested forfeitures	--	--
Nonvested at March 31, 2011	1,512,452	0.01

The total compensation cost related to non-vested options amounts to $164,135.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

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

On March 10, 2011 the company issued a Promissory Note for $1.105M to St. George Investments along with 139,925,374 five year warrants at $.00179 per share subject to reverse stock split.

The following table summarizes the warrants outstanding and exercisable at March 31, 2011:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
157,297	$0.101	02/14/2012
40,000	$0.101	02/14/2012
29,167	$0.37	11/26/2012
37,970	$0.37	11/26/2012
96,555	$0.1875	05/30/2013
114,286	$0.37	06/23/2012
Total 475,275

All outstanding unexercised warrants provide for adjustment upon  stock split, as well as under certain other circumstances.

Note 9. Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value of preferred stock authorized.

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

As of March 31, 2011 CBAI had 6,746,199,634 shares of Common Stock outstanding. 198,800,366 shares remain in the Company's treasury.

Note 10. Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has one operating segment. Cord generates revenues related to the processing and preservation of umbilical cord blood.  Cord’s long-lived assets are located in, and substantially all of its revenues are generated from, the United States of America, Argentina and Germany.

The table below presents certain financial information by business segment for the three months ended  March 31, 2011:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$833,907	$129,506	$494,499	$1,457,912	$-	$1,457,912
Interest & Derivative Expense	698,084	25,744	7,041	730,869	-	730,869
Depreciation and Amortization	185,505	2,509	4,166	192,180	-	192, 180
Segment Income (Loss)	(1,800,566)	(214,267)	140,120	(1,874,713)	34,929	(1,839,713)
Segment Assets	$7,696,339	$420,631	$595,667	$8,712,637	$(545,643)	$8,166,994

The table below presents certain financial information by business segment for the three months ended March 31, 2010:

	Umbilical		Segment		Condensed
	Cord Blood	StellaCure	Total	Eliminations	Total
Revenue from External Customers	$839,343	$-	$839,343	$-	$839,343
Interest Expense	432,071	-	432,071	-	432,071
Depreciation and Amortization	144,411	-	144,411	-	144,411
Segment Income (Loss)	(2,578,827)	-	(2,578,827)	-	(25,788,272)
Segment Assets	$5,627,206	$1,074,672	$6,701,878	$(947,176)	$5,754,702

Note 11. Subsequent Events

On May 9, 2011, the Company consummated a one (1) for one hundred (100) reverse split of its outstanding common stock, with the result that the outstanding shares of common stock of the Company were reversed from 6,812,886,600  shares pre split, to 68,128,866 outstanding common shares post split.  At the same time, the Company’s Articles of  Incorporation were amended to fix authorized capital stock at 255,000,000 shares, par value $0.0001, of which 5,000,000 shares are preferred shares and 250,000,000 shares are common shares.  These actions were approved by 72% of the outstanding shares  of the Company at a special shareholders meeting called for this purpose on  April 21, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about our future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and our ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results..

The following information should be read in conjunction with our March 31, 2011 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2010 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2010, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments During the Quarter

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The first installment of this second tranche was completed during the Quarter at an estimated loan amount of $15,000.  Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

Reproductive Genetics Institute

On February 24, 2011, the Company acquired the following assets; 593 umbilical cord blood samples and all related file documents, four (4) cryogenic storage tanks, and two computers from Reproductive Genetics Institute, Inc. (RGI) for $76,000 in cash.  The Company paid an additional $48,885 to RGI to cover claims related to ViviCells International for a total $124,885.  In March 2011, the assets acquired were relocated to the Company’s Las Vegas laboratory.

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

Results of Operations for the Three-Months Ended  March 31, 2011

For the three months ended March 31, 2011, our total revenue increased approximately $0.62 million, or 74% to $1.46 million over the prior comparative period.. Stellacure’s revenue contributed $0.13 million of the overall increase and BioCells $0.494 million of the total.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased by approximately $0.05 to $0.47 million. Gross Profit increased by approximately $0.56 million or 132% to $0.99 million. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses increased by approximately $0.38 million from the prior comparative period to $2.1 million. Our net loss decreased by $.7 million, or approximately 27% to $1.9 million compared to the comparative period net loss of $2.6 million.

Liquidity and Capital Resources

Total assets at March 31, 2011 were $8,166,994, compared to $7,380,463 at December 31, 2010.  Total liabilities at March 31, 2011 were $8,089,655 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $3,294,248, $1,042,306 and $1,839,333.   At December 31, 2010, total liabilities were $6,634,170 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue  $ 2,141,617, $967,626  and $1,835,792.

We have experienced net losses of $1.8 million and $ 2.6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  At March 31, 2011, we had $0.4 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, BioCord and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we increased Notes payable by $1.6 million of notes payable, through equity financing a portion of which was used for investment in our recent and future acquisitions of $.70 million.

Net cash used in operating activities increased approximately $.01 million from the prior comparative period.  Net cash used in investing activities increased by $0.47 million, this was due to additional investment in foreign affiliates and domestic asset purchases.   Net cash provided by financing activities increased approximately $0.5 million from the prior comparative period to $1.8 million. At the end of the period, cash and cash equivalents increased approximately $0.43 million from the prior comparative period to $0.40 million.

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

We currently have financing through JMJ financial and St. George as follows:

In January 2010, the Company signed a Promissory Note for $1.5 million  with JMJ Financial bearing one-time interest rates of 10%, and maturing in January, 2013. The Company has drawn down a total of $1.5 million since inception, with$1.05 million being converted into common shares of the Company.

In April 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in April, 2013. The Company has drawn down a total of $.18 million on the Note with no conversion into common shares.

In October of 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in October  2013. The Company has drawn down a total of $.735 million on the Note with no conversion into common shares.

In March 2011, the Company signed a Promissory Note for $1.00 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in March, 2014. The Company has not drawn down on the note nor converted into common shares.

In March 2011, the Company signed a Note and Warrant Purchase Agreement with St. George Investments, LLC, a Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").  The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events. The Company has drawn down $.355 million on the note with no conversion into common shares.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are  related to a lack of segregation of duties due to the size of the accounting department and to the  limited financial resources of the Company. We hired a full time Accountant in January 2011 and a new Controller in April 2011, and we expect his familiarization with the Company will continue to enhance our disclosure controls. We are working closely with the Accountants in our foreign subsidiaries to implement stronger accounting controls.   These efforts will enable to further of segregation of duties.

However, any controls system cannot provide absolute assurance   that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cryo-Cell International

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company’s, has filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011 and thereafter, the Court granted these motions in favor of the Company and Cryo Mexico.  Subsequently, Cryo International filed a Motion for Rehearing, which said motion is to be heard on September 7, 2011.

Company management believes that there is no merit to the claims filed by Cryo International and the Company will continue to vigorously defend against these claims.

ViviCells International

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

On October 20, 2010, the Company  as a co-proponent  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of  94% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien.   On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved.   The plan was scheduled to be Effective as of April 1, 2011.  However, Vivi has subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan.  On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court.   The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place.  ViviCells followed this by filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells.  At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor.

At the present time, the adversary proceeding remains outstanding.  Company management believes, however, that there is no merit to the claims filed by ViviCells and NeoCells, and the Company will continue to vigorously defend against these claims.

ITEM 1A. Risk Factors.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the three months ended March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (7)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(12)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (Filed herewith)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (Filed herewith)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)
10.2
Second Amendment, dated November 26, 2007, to the Securities Purchase Agreement, dated as of February 14, 2007, as amended by the First Amendment, dated as of April 9, 2007, by and among CorCell, Cord Blood America, Inc., and Shelter Island (4)

10.3	CorCell Security Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc., and Shelter Island (4)
10.4	Put Option Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc. and Shelter Island (4)
10. 5	Subordination Agreement, dated November 26, 2007, by and between Cord Blood America, Inc., CorCell, Career Channel, Inc., the Purchasers and Shelter Island (4)
10.6	Securities Purchase Agreement between the Company and Tangiers dated June 27, 2008 (5)
10.7	Registration Rights Agreement between the Company and Tangiers dated June 27, 2008 (5)
10.8	Employment Agreement between the Company and Joseph Vicente (6)
10.9	Employment Agreement between the Company and Matthew Schissler (6)
10.10
Fourth Amendment to Securities Purchase Agreement, dated June 3, 2008, by and among CorCell, Ltd., the  Company, Career Channel, Inc., a Florida corporation d/b/a Rainmakers International, and Shelter Island Opportunity Fund, LLC (8)

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)
10.12	Form of Lock-Up Agreement. (8)
10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)
10.15	Amendment No. 1 to Securities Purchase Agreement filed herewith dated January 22, 2009 (10)
10.16	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)
10.17	Lease for Las Vegas Facility
10.18	2010 Flexible Stock Option Plan
10.19	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)
10.20	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)
10.21	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)
10.22	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)
10.24	Material Agreement between Company and Pyrenees Capital (16)
10.25	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)
10.26	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)
10.27	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)
10.28	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)
10.29	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)
10.30	Entered into a Letter of Intent to Acquire Assets of Cryo-Cell De Mexico on December 3, 2010 (20)
10.31	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)
10.32	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).
10.33	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)
21	List of Subsidiaries (37)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
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

(2) Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004.

(3) Filed as an exhibit to Current Report on Form 8-K filed on February 8, 2006.

(4) Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(5) Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(6) Filed as an exhibit to Current Report on Form 8-K filed on July 18, 2008

(7) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(8) Filed as an exhibit to Current Report on Form 8-K filed on November 17, 2008

(9) Filed as an exhibit to Current Report on Form 8-K filed on December 5, 2008

(10) Filed as an exhibit to Registration Statement on Form S-1 filed on January 23, 2009

(11) Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(12) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(13) Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(14) Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(15) Filed as an exhibit to Current Report on Form 8-K/A filed on January 12, 2010

(16) Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010

(17) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(18) Filed as an exhibit to Current Report on Form 8-K filed on August 4, 2010

(19) Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(20) Filed as an exhibit to Current Report on Form 8-K filed on December 8, 2010

(21) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: May 23, 2011	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)