Form 10-Q
period 2011-06-30
Cord Blood America, Inc.
filed 2011-08-11
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of June 30, 2011, 70,895,400  exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

ASSETS
Current assets:	June 30, 2011	December 31, 2010
Cash	$206,057	$347,258
Accounts receivable, net of allowance for doubtful accounts of $68,924 and $10,000	446,084	540,279
Prepaid expenses	164,526	141,300
Other current assets	136,235	72,560
Notes receivable, related party, current	-	300,000
Total current assets	952,902	1,401,397
Property and equipment, net of accumulated depreciation and amortization of $316,153 and $248,404	636,931	571,431
Customer contracts and relationships, net of accumulated amortization of $ 2,268,715 and $1,949,377	5,075,967	5,038,582
Investments and related party receivables	654,242	125,000
Goodwill	244,053	244,053
Total assets	7,564,095	$7,380,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,136,465	$967,626
Accrued expenses	869,308	1,338,115
Deferred rent	73,097	112,231
Deferred revenue	1,829,415	1,835,792
Derivative liability	949,624	238,789
Notes payable, net of unamortized discount of $54,044 and $0	1,437,956	1,490,400
Total current liabilities	6,295,865	5,982,953
Promissory notes payable, net of unamortized discount of $1,054,570 and $251,903	1,709,712	651,217
Total liabilities	8,005,577	6,634,170
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 70,895,400 and 62,838,832 shares issued and outstanding, inclusive of treasury shares	711,638	628,389
Additional paid-in capital	44,602,474	42,892,449
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	(5,965)	(551)
Accumulated equity (deficit)	(45,640,007)	(42,789,936)
Total cord blood stockholders’ equity (deficit)	(931,693)	130,518
Non-controlling interest	490,211	615,775
Total stockholders’ equity (deficit)	(441,482)	746,293
Total liabilities and stockholders’ deficit	$7,564,095	$7,380,463

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2011	2010
Revenue	$2,888,343	$1,790,904
Cost of services	(931,030)	(816,066)
Gross profit	1,957,313	974,838
Administrative and selling expenses	(4,007,238)	(3,785,687)
Start-up Costs	-	(820,471)
Loss from operations	(2,049,925)	(3,631,320)
Interest expense and change in derivative liability	(925,571)	(652,324)
Net loss before income taxes	(2,975,496)	(4,283,644)
Income taxes	---	––
Non-controlling interest in income	125,564	126,217
Net loss	(2,849,932)	(4,157,427)
Basic and diluted loss per share	$(0.04)	$(0.08)
Weighted average common shares outstanding	67,576,374	50,908,883

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2011	2010
Revenue	$1,430,431	$951,561
Cost of services	(459,828)	(400,700)
Gross profit	970,603	550,861
Administrative and selling expenses	(1,876,684)	(2,035,425)
Start-up Costs	-	-
Loss from operations	(906,081)	(1,484,564)
Interest expense and change in derivative liability	(194,702)	(220,253)
Net loss before income taxes	(1,100,783)	(1,704,817)
Income taxes	-	-
Non-controlling interest in income	90,635	126,217
Net loss	(1,010,148)	(1,578,600)
Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average common shares outstanding	69,260,300	51,251,380

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2011	2010
Cash flows from operating activities:
Consolidated Net loss	$(2,975,496)	$(4,283,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	41,378	522,615
Shares issued to employees, directors and consultants	40,000	30,000
Amortization of loan discount	372,869	184,606
Depreciation and amortization	384,611	284,156
Stock Option Expense	168,201	1,077,596
Change in value of derivative liability	(129,599)	28,831
Bad Debt	58,819	-
Start-up costs for Stellacure	-	820,471
Foreign Currency Translation	(5,414)	25,942
DWAC Settlement liabilities	768,750	-
Net change in operating assets and liabilities	(447,893)	(804,142)
Net cash used in operating activities	(1,723,774)	(2,113,569)

Cash flows from investing activities:
Payments for purchase of property and equipment	(130,750)	(87,348)
Loan receivable issued to China Stem Cells	(250,000)	-
Loan Receivable issued to ViviCells International	-	(200,000)
Loan Receivable issued to VidaPlus	(279,241)	-
Net cash used in investing activities	(659,991)	(287,348)

Cash flows from financing activities:
Issuance of common shares for cash	616,691	199,999
Proceeds from issuance of notes payable	1,625,873	1,850,000
Payments on advances from shareholders	-	(29,229)
Net cash provided by financing activities	2,242,564	2,020,770

Net decrease in cash	(141,201)	(380,147)
Cash balance at beginning of period	347,258	716,576
Cash balance at end of period	$206,057	$336,429

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2011	2010
Supplemental disclosures:
Cash paid for interest	$––	$—
Cash paid for income taxes	––	––
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Neocells customer contracts as repayment on note receivable through foreclosure	$320,416	—
Debt repaid through issuance of common stock	$780,525	$524,218

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc, D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Certain reclassifications have been made to prior financial statements to conform to the current period presentaton.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

Cost of Services

Costs for Cord, Stellacure, and Bio are incurred as umbilical cord blood is collected. These costs include the transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. In the case of Stellacure, similar expenses are incurred, but via an outsourced relationship for laboratory services. The Company expenses costs in the period incurred.

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a publicly held company in the business of providing blood stem cell and adult peripheral blood stem cell preservation services.  The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company.  However, Cord acquired all of the assets of Neocells, a wholly owned subsidiary of ViviCells, through foreclosure in April. Because Neocells contained most of the total assets of ViviCells, the investment is carried at cost less Cord’s proportionate share of ViviCells net loss for the period since investment.  At June 30, 2011, the carrying amount of this investment is $0.

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$206,057	$—	$—	$206,057

Derivative liability	$—	$—	$(949,624)	$(949,624)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.20% to 1.28%
Expected life	0 to 5 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$238,789
Issuance of instruments	$1,074,102
Increase in Value	$(129,599)
Reclassification	$(233,668)
Value at June 30, 2011	$949,624

Comprehensive Income (Loss)

The following is a schedule of comprehensive income (loss) for six months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(2,849,932)	$(4,157,427)
Foreign currency translation gain (loss)	(5,414)	25,942
Comprehensive income (loss)	$(2,855,346)	$(4,131,485)

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05"), ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

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

Note 3. Notes and Loans Payable

At June 30, 2011 and December 31, 2010, notes and loans payable consist of:

	June 30, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$1,287,884	$658,121
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	700,025	99,975
Senior Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 April 2011 through September 2011	1,242,000	1,490,400
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due October 7, 2013	145,025	145,025
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	481,373	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.0 million of the Company's assets, one time interest charge of 10.0%, due January 12, 2014	149,975	––
Convertible Promissory Note Payable to Tangiers Investors, secured by $125K of the Company’s assets, one time interest charge of 7% due June 1, 2012	125,000	––
Convertible Promissory Note payable to Tangiers Investors, secured by $125K of the Company’s assets, one time interest charge of 7% due June 15, 2012	125,000	––

	4,256,282	2,393,521
Less: Unamortized Discount	(1,108,614)	(251,904)
	$3,147,668	$2,141,617
Note 4. Commitments and Contingencies

JMJ Financial

On January 12, 2011, the Company issued a $1,050,000 “Convertible Promissory Note” to JMJ Financial (“JMJ”), a private investor (the “2011 Note”).    The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principle amount on the maturity date, January 12, 2014.  All or a portion of the 2011 Note principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. At the same time, JMJ issued and delivered to the Company, a “Secured & Collateralized Promissory Note” dated January 12, 2011, (the “JMJ Note”), which served as sole consideration to the Company for the Company’s issuance of  the 2011 Note to JMJ.   The JMJ Note is in the principle amount of  $1,000,000,  bears interest in the form of a one time interest charge of 10.5%, and interest is payable with the JMJ Note’s principle on its maturity date, January 12, 2014.  The JMJ Note is secured by JMJ assets in the form of money market fund or similar equivalent having a value of at least $1,000,000.

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

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note.  The Amendment extends the commencement date of the six monthly installments each in the amount of $ 248,400, to be paid at the option of the Company in cash or stock, to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance.    Other terms of the Replacement Note remain for the most part the same.  During the quarter ending June 30, 2011 the note was reduced by $248,400 through the issuance of Company stock.

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

The Investor has also received a five year warrant entitling it to purchase 1,399,253 shares of common stock of the Company at an exercise price of $.179.  The warrant also contains a net exercise /cashless exercise provision.

As of June 30, 2011 the Company Note payable balance with St. George Investments was $481,373.

Tangiers Investors

On June 1, 2011, the Company issued a $125,000 “Convertible Promissory Note” to Tangiers Investors with interest accruing at 7% per annum due on June 1, 2012.   On June 15, 2011, the Company issued a $125,000 “Convertible Promissory Note” to Tangiers Investors with interest accruing at 7% per annum due on June 15, 2012.   The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity dates of June 1, 2012 and June 15, 2012.  The conversion price shall be 77.5% of the lowest Volume Weight Average Price during the ten trading days prior to conversion, subject to an adjustment pursuant to Article “4” of the Notes.

VidaPlus

 On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The Company loaned 75,000 (US) to VidaPlus during the six months ended June 30, 2011 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void.  The decision is currently under a final appeal. As of June 30, 2011, the Company has included approximately $226,000 in accounts payable to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

Contingencies

Cryo-cell International

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company’s, has filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011 and thereafter, the Court granted these motions in favor of the Company and Cryo Mexico.  Subsequently, Cryo International filed a Motion requesting a Rehearing, which said motion is to be heard on September 7, 2011.

Company management believes that there is no merit to the claims filed by Cryo International and the Company will continue to vigorously defend against these claims.

JMJ Financial and Third Party

In connection with certain of the outstanding convertible promissory notes payable to JMJ Financial and in connection with a securities purchase agreement previously entered into with a third party for the purchase of common stock of the Company, the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  As of December 14, 2010 and to date, the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  This resulted in a breach of the convertible promissory notes payable to JMJ Financial and the securities purchase agreement.  As a result of the breach of the promissory notes and in exchange for JMJ to fund additional sums to the Company, on February 8, 2011, the Company entered into a settlement agreement calling for liquidated damages and compensation for the additional funding in the amount of $671,386 to be added on to the principal balance of the outstanding convertible promissory notes payable. In accordance with ASC 450, the Company has accrued $338,886, which was estimated to be the portion of the settlement allocated to the liquidated damages resulting from the breach of contract on December 14, 2010. As a result of the breach of the securities purchase agreement, on January 19, 2011, the Company entered into a settlement agreement with the third party calling for liquidated damages to be calculated and paid based on a % of the value of the Company’s common stock over a period of time less (a) the value received by the third company in their subsequent sale of the Company’s shares and less (b) the value of the shares the third party holds at the date the DWAC system becomes available, based on the value of the Company’s shares on such date. Payments under this agreement are due monthly and a final payment due ten days after the DWAC system becomes available. In accordance with ASC 450, the Company has accrued $150,000 as of December 31, 2010 and no additional amounts have been accrued at June 30, 2011. During the six months ended June 30, 2011, the Company has paid approximately $214,054 in common stock in connection with this agreement.

BioCells

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“Bio”), providing for the Company’s acquisition of 50.1% of the outstanding shares of Bio (the “Shares).

Under the Agreement, the Company paid $375,000 in cash at the closing, and was obligated to pay an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances. At June 30, 2011, the Company has paid out $250,000 and has $250,000 accrued as the estimated total of contingent payments due.

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 241,096,000 options to purchase common stock, 50% of which vested immediately and the other 120,548,000 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 242,929,000 options to purchase common stock, 50% of which vested immediately and the other 121,464,500 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 30,937,178 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 7,500,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share. These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 1,000,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 120,548,000 options to purchase common stock, 50% of which vested immediately and the other 60,274,000 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 121,464,500 options to purchase common stock, 50% of which vested immediately and the other 60,732,250 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 15,468,690 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Operating Leases

CBAI and its subsidiaries leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, in 2012. CBAI's subsidiaries lease office and warehouse space in Argentina (BioCord Cells) and Germany (Stellacure). The lease for BioCord is for three years ending in 2014. Stellacure is on a month to month lease term. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of June 30, 2011, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2011	$243,829	$37,783	$206,046
2012	332,498	56,675	275,823
2013	240,594	--	240,594
2014	146,492	--	146,492
Total	$963,413	$94,458	$868,955

Note 5. Related Party Transactions and Commitments

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

As of June 30, 2011, Cord Blood has exercised this option in part, provided a total of $375,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 100 Cayman Warrants.  The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments.  The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.  As of June 30, 2011, other shareholders of Cayman have exercised options with similar terms, provided $500,000 in additional capital to Cayman, and are entitled to similar Cayman Secured Convertible Notes and to be issued an aggregate of 100 Cayman Warrants.

VidaPlus

As of June 30, 2011, the Company has approximately $249,000 loan receivable outstanding, which is convertible into equity.

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

Note 6. Share Based Compensation

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

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 50,782,350 and 29,984,810 options respectively.

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 post split shares of the Company’s common stock for future issuance under the Plan, the Company canceled the Company’s 2010 Flexible Stock Plan, and returned 50,199,122 pre reverse split reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2010	7,492,723	0.07	5.5
Granted	664,058	0.01	-
Exercised	807,672	-	-
Forfeited/Expired	397,808	-	-
Outstanding, December 31, 2010	6,951,310	0.01	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired		-	-
Outstanding, March 31, 2011	6,951,310	0.01	7.3
Exercisable at March 31, 2011	5,438,858	0.01	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at June 30, 2011	6,951,310	.01	7.3
Exercisable at June 30, 2011	5,438,858	.01	7.3

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.0033 — 0.20	6,903,286	7.05	$0.008	5,390,834	$0.010
$0.21 — 0.30	30,126	3.37	0.250	30,126	0.250
$0.31 — 0.51	17,898	4.19	0.312	17,898	0.312
	6,951,310	7.30	$0.010	5,438,858	$0.010

A summary of the activity for unvested employee stock options as of June 30, 2011 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share
	2011	2011
Nonvested at January 1, 2011	1,712,452	0.01
G Granted	--	--
Vested	200,000	0.01
Exercised	--	--
Cancelled	--	--
P Pre-vested forfeitures	--	--
Nonvested at June 30, 2011	1,512,452	0.01

The total compensation cost related to non-vested options amounts to $168,201.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

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

On March 10, 2011 the company issued a Promissory Note for $1.105M to St. George Investments along with 1,399,253 five year warrants at $.179 per share subject to reverse stock split.

The following table summarizes the warrants outstanding and exercisable at June 30, 2011:

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
157,297	$0.101	02/14/2012
40,000	$0.101	02/14/2012
29,167	$0.37	11/26/2012
37,970	$0.37	11/26/2012
96,555	$0.1875	05/30/2013
114,286	$0.37	06/23/2012
1,392,354	$0.179	03/10/2016
Total 1,867,629

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

On May, 9, 2011, the Company consummated a one (1) for one hundred (100) reverse split of its outstanding common stock, with the result that the outstanding shares of common stock of the Company were reversed from 6,812,886,600 shares pre-split, to 68,128,866 outstanding common shares post split.  At the same time, the Company’s Articles of Incorporation were amended to fix authorized capital stock at 255,000,000 shares, par value $.0.0001 of which 5,000,000 shares are preferred shares and 250,000,000 shares are common shares.  These actions were approved by 72% of the outstanding shares of the Company at a special shareholders meeting called for this purpose on April 21, 2011.

As of June 30, 2011 CBAI had 70,895,400 shares of Common Stock outstanding. 179,104,600 shares remain in the Company's treasury.

Note 9. Segment Reporting

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

The table below presents certain financial information by business segment for the six months ended June 30, 2011:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$1,710,827	$287,524	$889,992	$2,888,343	$-	$2,888,343
Interest & Derivative Expense	845,990	47,771	31,810	925,571	-	925,571
Depreciation and Amortization	280,642	5,199	98,770	384,611		384,611
Segment Income (Loss)	(2,716,141)	(411,383)	152,028	(2,975,496)	125,564	(2,849,932)
Segment Assets	$7,327,842	$287,525	$638,801	$8,254,168	$(690,073)	$7,564,095

The table below presents certain financial information by business segment for the three months ended June 30, 2011:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$876,920	$158,018	$395,493	$1,430,431	$-	$1,430,431
Interest & Derivative Expense	147,906	22,027	24,769	194,702	-	194,702
Depreciation and Amortization	122,137	2,610	94,604	219,351		219,351
Segment Income (Loss)	(915,575)	(197,116)	11,908	(1,100,783)	90,635	(1,010,148)
Segment Assets	$7,327,242	$287,525	$638,801	$8,254,168	$(690,073)	$7,564,095

The table below presents certain financial information by business segment for the six months ended June 30, 2010:

	Umbilical		Segment		Condensed Consolidated
	Cord Blood	Stellacure	Total	Eliminations	Total
Revenue from External Customers	$1,632,492	$158,412	$1,790,904	$-	$1,790,904
Interest Expense	645,952	6,372	652,324	-	652,324
Depreciation and Amortization	284,155	5,667	289,822		289,822
Segment Income (Loss)	(3,587,805)	(569,622)	(4,157,427)		(4,157,427)
Segment Assets	$5,635,348	$489,835	$6,125,183	$(954,607)	$5,170,576

The table below presents certain financial information by business segment for the three months ended June 30, 2010:

	Umbilical		Segment		Condensed Consolidated
	Cord Blood	Stellacure	Total	Eliminations	Total
Revenue from External Customers	$793,149	$158,412	$951,561	$-	$951,561
Interest Expense	213,881	6,372	220,253	-	220,253
Depreciation and Amortization	139,744	5,667	145,411		145,411
Segment Income (Loss)	(1,008,348)	(569,622)	(1,578,600)		(1,578,600)
Segment Assets	$5,635,348	$489,835	$6,125,183	$(954,607)	$5,170,576

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

The following information should be read in conjunction with our June 30, 2011 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2010 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2010, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2010.

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

On October 20, 2010, the Company as a co-proponent proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of 94% ownership in ViVi, in exchange for the issuance of up to 64,488,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien. On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved. The plan was scheduled to be Effective as of April 1, 2011. However, Vivi has subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan. On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court. The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place (the “Adversary Proceeding”). ViviCells followed this by, in the Adversary Proceeding, filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells. At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor.

On June 2, 2011, the Court entered an order dismissing the Adversary Proceeding, and on July 11, 2011, the Court entered an Order Closing Adversary Proceeding.

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

Stellacure GmbH

Based in Hamburg Germany, Stellacure GmbH, collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries.

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

Results of Operations for the Three-Months Ended June 30, 2011

For the three months ended June 30, 2011, our total revenue increased to approximately $1.4 million, for a 50.4% increase over the prior comparative period. Stellacure’s revenue contributed $0.15 million of the overall increase and BioCells $0.4 million of the total.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of Services as a percentage of Revenue decreased from 42% to 32%.  The cost decrease is a result of bringing the processing and storage of cord blood into our own facilities.  Gross Profit increased by approximately $0.42 million or 76 % to $0.97 million. The company anticipates that through the growth and expansion of our Cord business, and continuing to process and store cord blood in our own facilities, our direct costs should continue to decrease and, and our gross profits will continue to improve.

Administrative and selling expenses decreased by approximately $0.15 million from the prior comparative period to $1.88 million. Our net loss decreased by $0.57 million, or approximately 36% to $ 1.0 million compared to the comparative period net loss of $1.58 million.

Results of Operations for the Six-Months Ended June 30, 2011

For the six months ended June 30, 2011, our total revenue increased approximately $ 1.1 million, or 61% to $2.9 million over the prior comparative period. Stellacure’s revenue contributed $0.13 million of the overall increase and BioCells $0.9 million of the total.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services as a percentage of revenue decreased from 45% to 32%. Gross Profit increased by approximately $0.98 million or 100% to $1.96 million over the prior comparative period.  The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should continue to decrease and stabilize and our gross margins will continue to increase.

Administrative and selling expenses increased by approximately $0.22 million from the prior comparative period to $4.0 million. Our net loss decreased by $ 1.3 million, or approximately 31.5 % to $2.85 million compared to the comparative period net loss of $4.16 million.

Liquidity and Capital Resources

Total assets at June 30, 2011 were $7,564,095, compared to $7,380,463 at December 31, 2010.  Total liabilities at June 30, 2011 were $8,005,577 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $3,147,668, $ 1,136,465 and $1,829,415.   At December 31, 2010, total liabilities were $6,634,170 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $ 2,141,617, $967,626 and $1,835,792.

We have experienced net losses of $1.58 million and $ 1.0 million for the three months ended June 30, 2010 and June 30, 2011, respectively.  At June 30, 2011, we had $0.2 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, BioCord and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period we increased Notes payable by $1.0 million of notes payable, through equity financing a portion of which was used for investments in our recent and future acquisition of $0.7 million.

Net cash used in operating activities decreased approximately $0.41 million from the prior comparative period.  Net cash used in investing activities increased by $0.39 million, this was due to additional investment in foreign affiliates and domestic asset purchases.   Net cash provided by financing activities increased approximately $0.22 million from the prior comparative period to $2.2 million. At the end of the period, cash and cash equivalents decreased approximately $0.13 million from the prior comparative period to $0.20 million.

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

We currently have financing through JMJ financial, St. George, and Tangiers as follows:

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

In March 2011, the Company signed a Note and Warrant Purchase Agreement with St. George Investments, LLC, a Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").  The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events. The Company has drawn down $.48 million on the note with no conversion into common shares.

In June 2011, the Company signed two Promissory Notes with Tangiers Investors of $125,000 each, both notes accrue interest at 7% and are convertible into common stock and mature on June 1, 2012 and June 15, 2012.   The Company has drawn down on both notes.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the  six months and three months ended  June 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (7)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(12)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

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

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)

10.12	Form of Waiver Agreement. (8)

10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)

10.15	Amendment No. 1 to Securities Purchase Agreement dated January 22, 2009 (10)

10.16	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)

10.17	Lease for Las Vegas Facility

10.18	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)

10.19	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)

10.20	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)

10.21	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)

10.22	Material Agreement between Company and Pyrenees Capital (16)

10.23	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)

10.24	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)

10.25	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)

10.26	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)

10.27	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)

10.29	Entered into a Letter of Intent to Acquire Assets of Cryo-Cell De Mexico on December 3, 2010 (20)

10.30	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)

10.31	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).

10.32	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)

10.33	2011 Flexible Stock Options Plan (24)

21	List of Subsidiaries (5)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2) Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 10, 2004.

(3) Filed as an exhibit to Current Report on Form 8-K filed on February 8, 2006.

(4) Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(5) Filed as an exhibit to Form SB2 filed on January 25, 2008.

(6) Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(7) Filed as an exhibit to Current Report on Form 8-K filed on July 18, 2008

(8) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(9) Filed as an exhibit to Current Report on Form 8-K filed on  June 13, 2008

(10) Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008

(11) Filed as an exhibit to Registration Statement on Form S-1 filed on January 23, 2009

(12) Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(13) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(14) Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(15) Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(16) Filed as an exhibit to Current Report on Form 8-K/A filed on January 12, 2010

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

(19) Filed as an exhibit to Current Report on Form 8-K filed on August 4, 2010

(20) Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(21) Filed as an exhibit to Current Report on Form 8-K filed on December 8, 2010

(22) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(23) Filed as an exhibit to Quarterly Report, Form 10Q filed on May 23, 2011

(24) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: August 11, 2011	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)