Form 10-Q/A
period 2011-03-31
Cord Blood America, Inc.
filed 2011-09-06
CIK 1289496

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

The Investor has also received a five year warrant entitling it to purchase  1,399,254 shares of common stock of the Company at an exercise price of $0.179 , subject to adjustment in the case of reverse stock split. The warrant also contains a net exercise /cashless exercise provision.

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

JMJ Financial and Third Party

In connection with certain of the outstanding convertible promissory notes payable to JMJ Financial and in connection with a securities purchase agreement previously entered into with a third party for the purchase of common stock of the Company, the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  As of December 14, 2010 and to date, the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  This resulted in a breach of the convertible promissory notes payable to JMJ Financial and the securities purchase agreement.  As a result of the breach of the promissory notes and in exchange for JMJ to fund additional sums to the Company, on February 8, 2011, the Company entered into a settlement agreement calling for liquidated damages and compensation for the additional funding in the amount of $671,385 to be added on to the principal balance of the outstanding convertible promissory notes payable. In accordance with ASC 450, the Company has accrued $338,886, which was estimated to be the portion of the settlement allocated to the liquidated damages resulting from the breach of contract on December 14, 2010. As a result of the breach of the securities purchase agreement, on January 19, 2011, the Company entered into a settlement agreement with the third party calling for liquidated damages to be calculated and paid based on a % of the value of the Company’s common stock over a period of time less (a) the value received by the third company in their subsequent sale of the Company’s shares and less (b) the value of the shares the third party holds at the date the DWAC system becomes available, based on the value of the Company’s shares on such date. Payments under this agreement are due monthly and a final payment due ten days after the DWAC system becomes available. In accordance with ASC 450, the Company has accrued $150,000 as of December 31, 2010 and accrued an additional $75,000 in the quarter ending March 31, 2011.

Additional damages may be incurred by the Company in connection with the settlement agreement entered into with a third party on January 19, 2011 in accordance with the formulas set forth in the settlement agreement.  The future or anticipated amount of damages can be influenced by a host of variables, and as such, we can’t reasonably estimate the range of additional damages. In accordance with FASB ASC 450, we have disclosed the nature of such contingency. To date, there have been no additional amounts paid in connection with the settlement agreements relating to the “chill” imposed by the Depository Trust Company.

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

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000 , five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded  2,410,960 options to purchase common stock, 50% of which vested immediately and the other  1,205,480 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional  2,429,290 options to purchase common stock, 50% of which vested immediately and the other  1,214,645 to vested at December 31, 2010. On July 1, 2010, the Company awarded a total of  309,372 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000 , five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded  1,205,480 options to purchase common stock, 50% of which vested immediately and the other  607,323 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional  1,214,645 options to purchase common stock, 50% of which vested immediately and the other 607,323  vested at December 31, 2010. On July 1, 2010, the Company awarded a total of  154,687 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon  stock split, as well as under certain other circumstances.

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

Note 7. Share Based Compensation

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company. On July 13, 2009, the Company registered its 2009 Flexible Stock Plan, which increases the total shares available to 4  million common shares. The agreement allows the Company to issue either stock options or common shares from this Plan.

On March 2, 2010, the Company awarded a total of 200,000 options to purchase common shares to Stephanie Schissler, to compensate her for both past services and future services.

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised  507,824 and 299,848 options respectively.

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

Note 8. Warrant Agreements

A summary of warrant activity since January 1, 2009 is as follows:

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase  14,464,286 of the Company’s Common Stock at $0.7 per share.

On September 23, 2009, the Company issued a Promissory Note for $200,000 to Joseph Schottland along with  542,005 three-year warrants at $0.37 per share.

On January 30, 2009, Enable Capital, a warrant holder, exercised their right to purchase  314,491 shares of the Company’s Common Stock at $0.86 per share.

On October 10, 2009, Cornell, a warrant holder, exercised their right to purchase  12,639 shares of the Company's Common Stock at $0.35 per share, on a cashless basis.

On January 14, 2010, Schottland, a warrant holder, exercised their right to purchase  427,720 shares of the company's Common Stock at $0.37 per share, on a cashless basis.

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with  1,399,254 five year warrants at $0.179 per share subject to reverse stock split.

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

On January 14, 2010, a warrant holder exercised a portion of their warrants, or 427,720 shares at an exercise price of $0.37 , exercised on a cashless basis.

On June 1, 2010, the CEO exercised a portion of his options, or  507,824 at an exercise price of $0.33 , exercised on a cashless basis.

On June 25, 2010, the CEO exercised a portion of his options, or  298,148 at an exercise price of $0.33 , exercised on a cashless basis.

As of March 31, 2011 CBAI had 67,461,996 shares of Common Stock outstanding.  1,988,004 shares remain in the Company's treasury.

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

The unilateral action by the DTC in chilling the use of the DTC electronic stock transfer system for privately  issued  and even registered shares of the Company’s common stock issued to its investment bankers, is likely to make it more difficult and more costly to obtain new sources of capital.  Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations would hinder our ability to implement our business plans and could jeopardize our ability to continue our business.

The DTC “chill” applies to all shares newly issued after the “chill” went into effect on December 14, 2010, as well as all shares newly freed from private placement sales restrictions after the “chill” went into effect.  The “chill” includes as to the Company, even shares for which an effective registration statement is in place and shares for which valid legal opinions have been issued by seasoned securities law counsel opining as to share entitlement to free trading status under SEC Rule 1   44.  The “chill” fortunately does not apply to existing publicly traded shares of the Company which are out in the market place.   The holders of the “chilled” shares of the Company are the key investment bankers whose funds have been supporting the Company with capital lines to fund its expanding business.

The Company continues to initiate dialogue with the DTC in order to seek resolution, but can make no assurances when and/or if the “chill” we be lifted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (7)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(12)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. ( Previously filed )
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. ( Previously filed )
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)
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

CORD BLOOD AMERICA, INC.

Date: September 2, 2011	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)