Form 10-Q/A
period 2011-06-30
Cord Blood America, Inc.
filed 2011-09-06
CIK 1289496

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

Additional damages may be incurred by the Company in connection with the settlement agreement entered into with a third party on January 19, 2011, in accordance with the formulas set forth in the settlement agreement.  The future or anticipated amount of damages can be influenced by a host of variables, and as such, we can’t reasonably estimate the range of additional damages. In accordance with FASB ASC 450, we have disclosed the nature of such contingency. To date, there have been no additional amounts paid in connection with the settlement agreements relating to the “chill” imposed by the Depository Trust Company.

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

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000 , five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 2,410,960 options to purchase common stock, 50% of which vested immediately and the other 1,205,480 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 2,429,290 options to purchase common stock, 50% of which vested immediately and the other 1,214,645 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 309,372 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000 , five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share. These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded  1,205,480 options to purchase common stock, 50% of which vested immediately and the other 602,740 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 1,214,645 options to purchase common stock, 50% of which vested immediately and the other 607,323 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 154,687 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

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

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share subject to reverse stock split.

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

On January 14, 2010, a warrant holder exercised a portion of their warrants, or 427,719 shares at an exercise price of $0.37 , exercised on a cashless basis.

On June 1, 2010, the CEO exercised a portion of his options, or 507,823 shares at an exercise price of $0.33 , exercised on a cashless basis.

On June 25, 2010, the CEO exercised a portion of his options, or 299,848 shares at an exercise price of $0.33 , exercised on a cashless basis.

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