Form 10-Q/A
period 2011-06-30
Cord Blood America, Inc.
filed 2011-09-26
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 2)
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
Note 4. Commitments and Contingencies

JMJ Financial

On January 12, 2011, the Company issued a $1,050,000 “Convertible Promissory Note” to JMJ Financial (“JMJ”), a private investor (the “2011 Note”).    The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principal amount on the maturity date, January 12, 2014.  All or a portion of the 2011 Note principal and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. At the same time, JMJ issued and delivered to the Company, a “Secured & Collateralized Promissory Note” dated January 12, 2011, (the “JMJ Note”), which served as sole consideration to the Company for the Company’s issuance of  the 2011 Note to JMJ.   The JMJ Note is in the principal amount of  $1,000,000, bears interest in the form of a one time interest charge of 10.5%, and interest is payable with the JMJ Note’s principal on its maturity date, January 12, 2014.  The JMJ Note is secured by JMJ assets in the form of money market fund or similar equivalent having a value of at least $1,000,000.

The business purpose of the transaction is to provide working capital as the Company continues to build its business model through both organic growth and accretive acquisitions. The Company is able to access liquidity and working capital as amounts are advanced under the "Secured & Collateralized Promissory Note" issued by JMJ. As these amounts are advanced by JMJ,  the note receivable from JMJ is reduced, and the note payable to JMJ is offset by the note receivable from JMJ balance, and the net payable is recorded on the books, in accordance with ASC 210-20-45.

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

Employment Agreements

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Schissler, which is renewable annually thereafter, which provides for a base salary of $165,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to thirty percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share, These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Schissler with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 2,410,960 options to purchase common stock, 50% of which vested immediately and the other 1,205,480 to be vested over the next four years. Mr. Schissler is subject to non-competition and confidentiality requirements. CBAI may terminate Mr. Schissler's Executive Agreement at any time without cause. In such event, no later than the Termination Date specified in the Termination Notice (both as defined in the Executive Agreement), CBAI shall pay to Mr. Schissler an amount in cash equal to the sum of his Compensation determined as of the date of such Termination Notice through the remaining term of the Executive Agreement. In December, 2009, Mr. Schissler was awarded an additional 2,429,290 options to purchase common stock, 50% of which vested immediately and the other 1,214,645 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 309,372 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

On July 16, 2008, CBAI entered into a three-year agreement with Mr. Joe Vicente, who serves as the Company’s Chief Operating Officer, which is renewable annually thereafter, which provides for a base salary of $115,000 the first year, with five percent base salary increases for each successive year, subject to approval by the Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to twenty-five percent of the Employee’s prior year base salary. It also provided him with the immediate issuance of 75,000, five-year options to acquire restricted shares of the Company’s common shares at an exercise price of $0.01 per share. These options vest twenty-five percent immediately, and twenty-five percent annually thereafter. It also provided Mr. Vicente with the payment of an inducement bonus of 10,000 restricted shares of the Company’s common shares. In July, 2009, as a bonus for current and past services rendered, the Company awarded 1,205,480 options to purchase common stock, 50% of which vested immediately and the other 602,740 to be vested over the next four years. In December, 2009, Mr. Vicente was awarded an additional 1,214,645 options to purchase common stock, 50% of which vested immediately and the other 607,323 vested at December 31, 2010. On July 1, 2010, the Company awarded a total of 154,687 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

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

On January 14, 2010, a warrant holder exercised a portion of their warrants, or 427,719 shares at an exercise price of $0.37, exercised on a cashless basis.

On June 1, 2010, the CEO exercised a portion of his options, or 507,823 shares at an exercise price of $0.33, exercised on a cashless basis.

On June 25, 2010, the CEO exercised a portion of his options, or 299,848 shares at an exercise price of $0.33, exercised on a cashless basis.

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

CORD BLOOD AMERICA, INC.

Date: September 26, 2011	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)