Form 10-Q
period 2011-09-30
Cord Blood America, Inc.
filed 2011-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of September 30, 2011, 101,018,608 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

ASSETS
Current assets:	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Cash	$235,544	$347,258
Accounts receivable, net of allowance for doubtful accounts of $54,045 and $10,000	387,791	540,279
Prepaid expenses	114,386	141,300
Other current assets	326,320	72,560
Notes receivable, related party, current	—	300,000
Total current assets	1,064,041	1,401,397
Property and equipment, net of accumulated depreciation and amortization of $547,222 and $446,743	669,083	571,431
Customer contracts and relationships, net of accumulated amortization of $2,430,184 and $1,949,377	4,914,497	5,038,582
Investments and related party receivables	697,350	125,000
Goodwill	244,053	244,053
Total assets	7,589,024	$7,380,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$953,913	$967,626
Accrued expenses	897,165	1,338,115
Deferred rent	59,827	112,231
Deferred revenue	1,564,499	1,397,161
Derivative liability	742,342	238,789
Notes payable, net of unamortized discount of $57,115 and $0	740,152	1,490,400
Total current liabilities	4,957,898	5,544,322
Promissory notes payable, net of unamortized discount of $822,499 and $251,903	1,648,523	651,217
Deferred revenue (long term portion)	429,978	438,631
Total liabilities	7,036,399	6,634,170

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 250,000,000 shares authorized, 101,018,608 and 62,838,832 shares issued and outstanding, inclusive of treasury shares	1,011,960	628,389
Additional paid-in capital	46,316,925	42,892,449
Common stock held in treasury stock, 2,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	(17,990)	(551)
Accumulated equity (deficit)	(46,619,460)	(42,789,936)
Total cord blood stockholders’ equity (deficit)	91,602	130,518
Non-controlling interest	461,023	615,775
Total stockholders’ equity (deficit)	552,625	746,293
Total liabilities and stockholders’ deficit	$7,589,024	$7,380,463

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Revenue	$4,381,142	$2,749,353
Cost of services	(1,367,882)	(1,171,856)
Gross profit	3,013,260	1,577,497
Administrative and selling expenses	(5,557,586)	(6,147,565)
Start-up Costs	(0.00)	(820,471)
Income (Loss) from operations	(2,544,326)	(5,390,539)
Interest expense and change in derivative liability	(1,439,811)	(865,326)
Net loss before income taxes	(3,984,137)	(6,255,865)
Income taxes	—	––
Non-controlling interest in income	154,752	221,680
Net loss	$(3,829,385)	$(6,034,185)
Basic and diluted loss per share	$(.05)	$(0.12)
Weighted average common shares outstanding	73,452,892	52,305,200

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Revenue	$1,492,799	$958,449
Cost of services	(436,792)	(355,790)
Gross profit	1,056,007	602,659
Administrative and selling expenses	(1,550,408)	(2,361,878)
Start-up Costs	—	—
Loss from operations	(494,401)	(1,759,219)
Interest expense and change in derivative liability	(514,240)	(213,002)
Net loss before income taxes	(1,008,641)	(1,972,221)
Income taxes	—	—
Non-controlling interest in income	29,188	95,464
Net loss	$(979,453)	$(1,876,757)
Basic and diluted loss per share	$(0.01)	$(0.04)
Weighted average common shares outstanding	85,104,970	52,305,200

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER, 30,
	2011	2010
Cash flows from operating activities:
Consolidated Net loss	$(3,984,137)	$(6,255,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	74,016	601,464
Expense incurred in relation to stock options Shares issued to employees, directors and consultants	40,000	—
Amortization of loan discount	887,321	373,915
Shares issued to Vivicells	—	46,665
Depreciation and amortization	578,812	435,235
Stock option expense	185,098	1,707,114,
Change in value of derivative liability	(339,174)	(25,974)
Shares issued as payment of interest on convertible notes	46,250	—
Bad debt expense	3,067	—
Start-up costs for Stellacure	—	820,471
Foreign currency translation	(17,440)	(41,457)
DWAC settlement liabilities	885,441	—
Net change in operating assets and liabilities	(188,756)	(599,583)
Net cash used in operating activities	(1,829,502)	(3,253,018)

Cash flows from investing activities:
Payments for purchase of property and equipment	(203,370)	(137,538)
Loan receivable issued to China Stem Cells	(250,000)	—
Loan receivable issued to ViviCells International	—	(200,000)
Loan receivable issued to VidaPlus	(322,349)	—
Cash acquired during acquisition of Biocells	—	134,695
Net cash used in investing activities	(775,719)	(202,843)

Cash flows from financing activities:
Issuance of common shares for cash	512,000	200,000
Proceeds from issuance of notes payable	1,981,507	2,805,000
Payments on advances from shareholders	—	(29,229)
Net cash provided by financing activities	2,493,507	2,975,771

Net decrease in cash	(111,714)	(480,090)
Cash balance at beginning of period	347,258	716,576
Cash balance at end of period	$235,544	$236,486

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Supplemental disclosures:
Cash paid for interest	$––	$—
Cash paid for income taxes	$––	$––
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Neocells customer contracts as repayment on note receivable through foreclosure	$320,416	$—
Debt repaid through issuance of common stock	$1,979,851	$2,086,391

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

●	Properties was formed to hold the corporate trademarks and other intellectual property.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Cord Blood America, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Certain reclassifications have been made to prior financial statements to conform to the current period presentation.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a publicly held company in the business of providing blood stem cell and adult peripheral blood stem cell preservation services.  The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company.  As such, the investment is carried at cost less Cord’s proportionate share of ViviCells net loss for the period since investment.  However, Cord acquired all of the assets of Neocells, a wholly owned subsidiary of ViviCells, through foreclosure in April 2011, because Neocells contained most of the total assets of ViviCells. At September 30, 2011, the carrying amount of this investment is $0.

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$235,544	$—	$—	$235,544

Derivative liability	$—	$—	$(742,342)	$(742,342)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.20% to 1.28%
Expected life	0 to 5 years
Dividend yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$238,789
Issuance of instruments	$1,359,555
Increase (Decrease) in value	$(339,174)
Reclassification	$(516,826)
Value at September 30, 2011	$742,342

Comprehensive Income (Loss)

The following is a schedule of comprehensive income (loss) for nine months ended September 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(3,829,385)	$(6,034,185)
Foreign currency translation gain (loss)	(17,440)	(41,457)
Comprehensive income (loss)	$(3,846,825)	$(6,075,642)

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Reclassifications

The Company reclassified certain amounts from 2010 to conform to the current year presentation.

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

Note 3. Notes and Loans Payable

At September 30, 2011 and December 31, 2010, notes and loans payable consist of:

	September 30, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$792,049	$658,121
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	700,025	99,975
Senior Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 April 2011 through September 2011	372,267	1,490,400
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due October 7, 2013	145,025	145,025
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	685,623	––
Convertible Promissory Note Payable to JMJ Financial, secured by $1.0 million of the Company's assets, one time interest charge of 10.0%, due on or before January 12, 2014	148,300	––
Convertible Promissory Note Payable to Tangiers Investors, secured by $125K of the Company’s assets, one time interest charge of 7% due on or before June 1, 2012	125,000	––
Convertible Promissory Note payable to Tangiers Investors, secured by $125K of the Company’s assets, one time interest charge of 7% due on or before June 15, 2012	125,000	––
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 12, 2012	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 20, 2012	25,000
Convertible Note to Tangiers Investors, 10% per annum due on or before August 3, 2012	25,000
Convertible Note to Tangiers Investors, 10% per annum due on or before August 19, 2012	25,000
Convertible Promissory Note to Tangiers Investors, secured by $75K of the Company’s assets. Due on or before August 19, 2012	75,000
	3,268,289	2,393,521
Less: Unamortized Discount	(879,614)	(251,904)
	$2,388,675	$2,141,617

Note 4. Commitments and Contingencies

JMJ Financial

On January 12, 2011, JMJ Financial (“JMJ”), a private investor, issued and delivered to the Company a $1,000,000 “Secured & Collateralized Promissory Note,” (the “JMJ Note”).  The JMJ Note bears interest in the form of a one-time interest charge of 10.5%, and interest is payable with the JMJ Note’s principal balance on its maturity date of January 12, 2014.  The JMJ Note is secured by JMJ assets in the form of a money market fund or similar equivalent having a value of at least $1,000,000.  Concurrently, the Company issued a $1,050,000 “Convertible Promissory Note” (the “2011 Note”) to JMJ.  The 2011 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principal amount on the maturity date, January 12, 2014. The net difference between the JMJ Note and the 2011 Note, $50,000, represents a discount.

No mandatory principal or interest payments are due on the JMJ Note until its maturity date.  However, voluntary prepayments at the option of JMJ are customary and provide the Company with access to liquidity and working capital as amounts are advanced under the JMJ Note.  At the option of JMJ, at any time, the 2011 Note principal and interest is convertible only into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. If no such conversions are made, the principal and interest amount is due and payable in cash on the maturity date.

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”). At present the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock. As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others including changing the discount rate to 25%, in which the Company agreed to pay $671,385 to JMJ, both as liquidated damages to JMJ, and in consideration for an additional $1 million in financing, which has been added to the principal amount of the Earlier Note. As of September 30, 2011, the Company notes payable balance with JMJ Financial was $1,637,099.

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

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note.  The Amendment extends the commencement date of the six monthly installments each in the amount of $ 248,400, to be paid at the option of the Company in cash or stock, to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance.  Other terms of the Replacement Note remain for the most part the same.  During the nine months ending September 30, 2011 the note was reduced by $568,133through the issuance of Company stock. The Note has been further reduced by $550,000 due to Tangiers and St. George purchases of the note.  As of September 30, 2011, the Company note balance with Shelter Island was $372,267. The Company is working in cooperation with Shelter on getting the balance of the note paid.

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

In July of 2011, St. George Investments purchased $250,000 ($125,000 each) of the Senior Secured Note payable to the Shelter Island Opportunity Fund, LLP.  In exchange, the Company entered into a Promissory Note with St. George in the amount of $250,000 ($125,000 each).  Interest shall accrue at 16% per annum and the Note matures on December 31, 2011.   St. George may convert into Company common stock at a price per share equal to eighty percent (80%) (as may be adjusted from time to time pursuant to the terms) of the average closing bid price of the Company’s Common Stock for the three (3) Trading Days (as defined in the Purchase Agreement) with the lowest Closing Bids during the twenty (20) Trading Days immediately preceding the Conversion Date.  As of September 30, 2011, the Note balance associated with the $250,000 Promissory note has been paid in full.

As of September 30, 2011 the Company Note payable balance with St. George Investments was $685,623.

Tangiers Investors

On June 1, 2011, the Company issued a $125,000 “Convertible Promissory Note” to Tangiers Investors with interest accruing at 7% per annum due on June 1, 2012.   On June 15, 2011, the Company issued a $125,000 “Convertible Promissory Note” to Tangiers Investors with interest accruing at 7% per annum due on June 15, 2012.   The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity dates of June 1, 2012 and June 15, 2012.  The conversion price shall be 77.5% of the lowest Volume Weight Average Price during the ten trading days prior to conversion, subject to an adjustment pursuant to Article “4” of the Notes.

On July 12, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on July 12, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange for a $75,000 “Convertible Promissory Note” secured by Company assets due on July 12, 2012.  On July 20, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on July 20, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange a $75,000 “Convertible Promissory Note” secured by Company assets due on July 20, 2012.  On August 3, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on August 3, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange a $75,000 “Convertible Promissory Note” secured by Company assets due on August 3, 2012.  On August 19, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on August 19, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange, the Company issued a $75,000 “Convertible Promissory Note” secured by Company assets due on August 19, 2012.  The Payee at its option may elect to convert all or part of the principal and any accrued unpaid  interest on these notes at any time or times on or before the aforementioned maturity dates.  The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note.  As of September 30, 2011, the Company has a Note balance of $425,000 with Tangiers.

VidaPlus

 On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The Company loaned $118,349 (US) to VidaPlus during the nine months ended September 30, 2011 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement.  In total, the Company has loaned VidaPlus $292,349 in connection with this Agreement during the 9 months ended September 30, 2011.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void.  The decision is currently under a final appeal. As of September 30, 2011, the Company has included approximately $226,000 in accounts payable to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

Contingencies

 Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She seeks monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  The Company plans to vigorously defend against the claims.  The Company placed its insurance carrier on notice, and the insurance carrier engaged outside counsel to represent the Company in the action.

JMJ Financial and Third Party

In connection with certain of the outstanding convertible promissory notes payable to JMJ Financial and in connection with a securities purchase agreement previously entered into with a third party for the purchase of common stock of the Company, the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”).  As of December 14, 2010 and to date, the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock.  This resulted in a breach of the convertible promissory notes payable to JMJ Financial and the securities purchase agreement.  As a result of the breach of the promissory notes and in exchange for JMJ to fund additional sums to the Company, on February 8, 2011, the Company entered into a settlement agreement calling for liquidated damages and compensation for the additional funding in the amount of $671,385 to be added on to the principal balance of the outstanding convertible promissory notes payable. In accordance with ASC 450, the Company has accrued $338,886, which was estimated to be the portion of the settlement allocated to the liquidated damages resulting from the breach of contract on December 14, 2010. As a result of the breach of the securities purchase agreement, on January 19, 2011, the Company entered into a settlement agreement with the third party calling for liquidated damages to be calculated and paid based on a % of the value of the Company’s common stock over a period of time less (a) the value received by the third company in their subsequent sale of the Company’s shares and less (b) the value of the shares the third party holds at the date the DWAC system becomes available, based on the value of the Company’s shares on such date. Payments under this agreement are due monthly and a final payment due ten days after the DWAC system becomes available. In accordance with ASC 450, the Company has accrued $150,000 as of December 31, 2010 and no additional amounts have been accrued at September 30, 2011. During the nine months ended September 30, 2011, the Company has paid approximately $214,054 in common stock in connection with this agreement.

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

Under the Agreement, the Company paid $375,000 in cash at the closing, and was obligated to pay an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances. At September 30, 2011, the Company has paid out $250,000 and has $250,000 accrued as the estimated total of contingent payments due.

Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Matthew L. Schissler, the Company’s Chief Executive Officer, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Schissler. Mr. Schissler’s  Executive Employment Agreement has an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Schissler and the Company in July of  2008.  The agreement  also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 30% Mr. Schissler’s prior year base salary.  The Agreement provides for a change of control (defined in the employment agreement) termination bonus, which provide that if the employee is terminated, his compensation reduced, or the employee terminates his employment within one year after a change of control, then Mr. Schissler is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied by two and one-fourth (2.25).  The agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Schissler without cause in an amount equal to all compensation paid by the Company to the Employee for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the Agreement.

On July 1, 2010, the Company awarded a total of 309,372 options to purchase common shares to Matthew Schissler, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s Chief Operating Officer and Vice President which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Vicente.  Mr. Vicente’s Executive Employment Contract has an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Vicente and the Company in July of 2008.  It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Vicente’s  prior year base salary.  The Agreement provides for a change of control termination bonus, which provide that if Mr. Vicente is terminated, his compensation reduced, or Mr. Vicente terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied (2.00).  The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the agreement.

On July 1, 2010, the Company awarded a total of 154,687 options to purchase common shares to Joseph Vicente, to compensate him for both past services and future services, 50% of which vested immediately.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Operating Leases

CBAI and its subsidiaries leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, in 2012. CBAI's subsidiaries lease office and warehouse space in Argentina (BioCord Cells) and Germany (Stellacure). The lease for BioCord is for three years ending in 2014. Stellacure is on a month to month lease term. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of September 30, 2011, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2011	$164,582	$18,892	$145,690
2012	332,499	56,675	275,824
2013	240,594	--	240,594
2014	146,492	--	146,492
Total	$884,167	$75,567	$808,600

Note 5. Related Party Transactions and Commitments

China Stem Cell Ltd. Investment

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties payable beginning in 2011.

In December 2010, the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock.  Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of September 30, 2011, Cord Blood has exercised this option in part, provided a total of $375,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 100 Cayman Warrants.  The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments.  The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.  As of September 30, 2011, other shareholders of Cayman have exercised options with similar terms, provided $500,000 in additional capital to Cayman, and are entitled to similar Cayman Secured Convertible Notes and to be issued an aggregate of 100 Cayman Warrants.

VidaPlus

As of September 30, 2011, the Company has approximately $292,349 loan receivable outstanding, which is convertible into equity.

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

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 507,824 and 299,848 options respectively.

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 shares of the Company’s common stock for future issuance under the Plan, the Company canceled the Company’s 2010 Flexible Stock Plan, and returned 501,991 reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2010	7,492,723	7.00	5.5
Granted	664,058	1.00	-
Exercised	807,672	-	-
Forfeited/Expired	397,808	-	-
Outstanding, December 31, 2010	6,951,310	1.00	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired		-	-
Outstanding, March 31, 2011	6,951,310	1.00	7.3
Exercisable at March 31, 2011	5,438,858	1.00	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding June, 30, 2011	6,951,310	1.00	7.3
Exercisable at June 30, 2011	5,438,858	1.00	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at September 30, 2011	6,951,310	1.00	6.51
Exercisable at September 30, 2011	6,034,255	.96	6.69

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,903,286	6.53	$0.83	5,986,230	$0.78
$21.00 —$ 30.00	30,126	3.12	25.00	30,126	25.00
$31.00---$51.00	17,898	6.51	31.21	17,898	31.21
	6,951,310	6.51	$1.01	6,034,254	$.99

A summary of the activity for unvested employee stock options as of September 30, 2011 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share
	2011	2011
Nonvested at January 1, 2011	1,951,140	1.00
G Granted	--	--
Vested	1,034,084	0.31
Exercised	--	--
Cancelled	--	--
P Pre-vested forfeitures	--	--
Non-vested at September 30, 2011	917,056	0.05

The total compensation cost related to non-vested options amounts to $75,126.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

A summary of warrant activity since January 1, 2009 is as follows:

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase 144,643 of the Company’s Common Stock at $0.7 per share.

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

The following table summarizes the warrants outstanding and exercisable at September 30, 2011:

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

As of September 30, 2011 CBAI had 101,018,608 shares of Common Stock outstanding. 148,981,392 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the nine months ended September 30, 2011:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$2,589,234	$453,659	$1,338,249	$4,381,142	$-	$4,381,142
Interest & Derivative Expense	1,349,083	63,475	23,212	1,435,770	4,041	1,439,811
Depreciation and Amortization	556,809	8,000	17,280	582,089	-	582,089
Segment Income (Loss)	(3,527,924)	(504,158)	184,430	(3,847,652)	18,267	(3,829,385)
Segment Assets	$7,362,353	$344,204	$725,949	$8,342,506	$(843,482)	$7,589,024

The table below presents certain financial information by business segment for the nine months ended September 30, 2010:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$2,481,367	$267,986	$-	$2,749,353	$-	$2,749,353
Interest & Derivative Expense	850,922	14,404	-	865,326	-	865,326
Depreciation and Amortization	423,240	10,906	-	434,146	-	434,146
Segment Income (Loss)	(4,982,980)	(452,414)	-	(5,435,393)	(598,791)	(6,034,185)
Segment Assets	$6,490,420	$447,437	$2,109,058	$9,046,915	$(2,052,175)	$6,994,740

The table below presents certain financial information by business segment for the three months ended September 30, 2011:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$878,407	$166,135	$448,257	$1,492,799	$-	$1,492,799
Interest & Derivative Expense	503,093	15,704	(8,598)	510,199	4,041	514,240
Depreciation and Amortization	276,167	2,881	(81,490)	197,558	-	197,558
Segment Income (Loss)	(811,783)	(92,775)	32,402	(872,156)	(107,297)	(979,453)
Segment Assets	$7,362,353	$344,204	$725,949	$8,342,506	$(843,482)	$7,589,024

The table below presents certain financial information by business segment for the three months ended September 30, 2010:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total
Revenue from External Customers	$848,875	$109,574	$-	$958,449	$-	$958,449
Interest & Derivative Expense	204,970	8,032	-	213,002	-	213,002
Depreciation and Amortization	139,085	-	-	139,085	-	139,085
Segment Income (Loss)	(1,586,465)	(194,829)	-	(1,781,294)	(95,463)	(1,876,757)
Segment Assets	$6,490,420	$447,437	$2,109,058	$9,046,915	$(2,052,175)	$6,994,740

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

The following information should be read in conjunction with our September 30, 2011 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2010 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2010, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations for the Three-Months Ended September 30, 2011

For the three months ended September 30, 2011, our total revenue increased to approximately $1.5 million, for a 55.8% increase over the prior comparative period. Stellacure’s revenue contributed $0.1 million of the overall increase and BioCells $0.4 million of the total.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services as a percentage of revenue decreased from 37.0% to 29.3%.  The cost decrease is a result of bringing the processing and storage of cord blood into our own facilities.  Gross Profit increased by approximately $0.45 million or 75% to $1.0 million. The company anticipates that through the growth and expansion of our Cord business, and continuing to process and store cord blood in our own facilities, our direct costs should continue to decrease and, and our gross profits will continue to improve.

Administrative and selling expenses decreased by approximately $0.81 million from the prior comparative period to $1.55 million. Our net loss decreased by $0.89 million, or approximately 48% to $ .98 million compared to the comparative period net loss of $1.87 million.

Results of Operations for the Nine-Months Ended September 30, 2011

For the nine months ended September 30, 2011, our total revenue increased approximately $ 1.63 million, or 59% to $4.38 million over the prior comparative period. Stellacure’s revenue contributed $0.28 million of the overall increase and BioCells $1.33 million of the total.  Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services as a percentage of revenue decreased from 43% to 31%. Gross Profit increased by approximately $1.43 million or 91% to $3.01 million over the prior comparative period.  The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should continue to decrease and stabilize and our gross margins will continue to increase.

Administrative and selling expenses decreased by approximately $0.58 million from the prior comparative period to $5.6 million. Our net loss decreased by $ 2.2 million, or approximately 36.5 % to $3.83 million compared to the comparative period net loss of $6.03 million.

Liquidity and Capital Resources

Total assets at September 30, 2011 were $7,589,024 compared to $7,380,463 at December 31, 2010.  Total liabilities at September 30, 2011 were $7,036,699 consisting primarily of Promissory Notes, Accounts Payable and Accrued Expenses, and Deferred Revenue of $2,388,675, $ 1,851,078 and $1,994,477, respectively.   At December 31, 2010, total liabilities were $6,634,170 consisting primarily of Promissory Notes, Accounts Payable and Accrued Expenses, and Deferred Revenue of $2,141,617, $2,305,741 and $1,835,792 respectively.

We have experienced net losses of $1.87 million and $ .98 million for the three months ended September 30, 2010 and September 30, 2011, respectively.  At September 30, 2011, we had $0.23 million in cash. We currently collect cash receipts from operations through CBAI and both of our subsidiaries, BioCord and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses.

For the nine months ending September 30, 2011, net cash used in operating activities decreased approximately $1.42 million from the prior comparative period.  Net cash used in investing activities increased $.57.  Net cash provided by financing activities decreased approximately $.48 million from the prior comparative period to $2.49 million. At the end of the period, cash and cash equivalents had minimal change from the prior comparative period to $0.24 million.

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

In March 2011, the Company, through outside counsel, had a conversation with the DTC during which a number of items were discussed, though no reasons were given for the DTC’s “chill” of the Company’s stock. Among the issues discussed were: whether an investor in the Company was a registered broker dealer under the Securities and Exchange Act of 1934, and if not, whether it needed to be; the details regarding the “free up” from restriction of shares issued to an investor; and whether an investor could be construed to be a “Control Person” under the 33 Act. The Company does not believe the DTC considered the Company to be in violation under any of the foregoing circumstances at the time of the conversation, only that the DTC wanted to discuss the issues with the Company. In response to and as a follow up to the discussion, the Company provided a letter, along with accompanying materials in April 2011 in an effort to alleviate any of the DTC’s potential concerns, though again, no reasons for the “chill” were actually cited by the DTC during the discussion.

Within the past 90 days, the Company has had additional discussions with the DTC and its outside counsel regarding the “chill.” The DTC requested that some additional information be added to an opinion that was submitted by the Company to the DTC in June 2011. The additional information included: an itemization of the dates share issuances were made by the Company to holders during a timeframe from January 2009 through September 2010; a statement that no “additional consideration” was paid at the time of conversion under any warrants or convertible notes during this timeframe; a statement that the share issuances at issue were made by the Company to the holders, and not to the holders from a third party; and information indicating that none of the holders has owned more than 9.99% of the Company’s outstanding stock at any given time. The Company does not believe the DTC was under the impression the Company was in violation under any of these scenarios, but merely that the DTC wanted this information stated in the aforementioned opinion. The Company had previously given much of this information to the DTC in some format or another. The Company submitted this information, in and/or along with an opinion of outside counsel provided by the Company to the DTC on August 16, 2011. Then, the DTC requested a limited number of changes to that form of the opinion through multiple correspondence between the DTC and the Company, and on October 5, 2011, the Company was informed that outside counsel to the DTC approved the form of the opinion. Currently, the Company is waiting a status update from the DTC.

We currently have financing through JMJ financial, St. George, and Tangiers as follows:

In January 2010, the Company signed a Promissory Note for $1.5 million with JMJ Financial bearing one-time interest rates of 10.33%, and maturing in January, 2013. The Company has drawn down a total of $1.5 million since inception, with $1.05 million being converted into common shares of the Company, including a discount of $.05 million plus the additional loan balance amount of $.67 million related to liquidated damages.

In April 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10.67%, and maturing in April, 2013. The Company has drawn down a total of $.18 million on the Note with no conversion into common shares for a balance of $.70 including a discount of $.05 million and DWAC settlement charges of .67 million.

In October of 2010, the Company signed a Promissory Note for $0.75 million with JMJ Financial bearing a one-time interest rate of 10.67%, and maturing in October 2013. The Company has drawn down a total of $.09 million on the Note with no conversion into common shares for a balance of $.145 million including a discount of $.05 million.

In March 2011, the Company signed a Promissory Note for $1.00 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in March, 2014. The Company has drawn down a total on the note of $.10 million with no conversion into common shares for a balance of .148 million including a discount of $.05 million.

In March 2011, the Company signed a Note and Warrant Purchase Agreement with St. George Investments, LLC, a Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant").  The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events. The Company has drawn down $.74 million on the note with $.05 converted into common shares.

In June 2011, the Company signed two Promissory Notes with Tangiers Investors of $125,000 each, both notes accrue interest at 7% and are convertible into common stock and mature on June 1, 2012 and June 15, 2012.   The Company has drawn down on both notes and has a principal balance of $250,000.

In July and August of 2011, the Company signed four separate $25,000 Convertible Notes bearing a 10% per annum interest rate all maturing one year from the date of execution with Tangiers Investors.  During the same period, the Company signed four separate $75,000 “Convertible Promissory Notes” secured by Company assets in exchange for Tangiers purchasing 4 separate $75,000 Senior Secured Notes payable from the Shelter Island Opportunity Fund.  Three of four of the $75,000 notes were converted and paid in full as of September 30, 2011.

In July of 2011, St. George Investments purchased $250,000 ($125,000 each) of the Senior Secured Note payable to the Shelter Island Opportunity Fund, LLP.  In exchange, the Company entered into a Promissory Note with St. George in the amount of $250,000 ($125,000 each).  Interest shall accrue at 16% per annum and the Note matures on December 31, 2011.   The Notes were converted and paid in full as of September 30, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cryo-Cell International

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortuous interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company, filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company has in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico is an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011 and thereafter, the Court granted these motions in favor of the Company and Cryo Mexico.  Subsequently, Cryo International filed a Motion for Rehearing, which said motion was heard on September 7, 2011.  On September 16, 2011, the Court signed a Final Order dismissing the case. There is no accrual for any potential gain or loss in connection with this litigation in accordance with ASC 450.

Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She seeks monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  The Company plans to vigorously defend against the claims.  The Company placed its insurance carrier on notice, and the insurance carrier engaged outside counsel to represent the Company in the action.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the  nine months and three months ended  September 30, 2011.

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

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)

10.12	Form of Waiver Agreement. (8)

10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)

10.15	Amendment No. 1 to Securities Purchase Agreement dated January 22, 2009 (10)

10.16	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)

10.17	Lease for Las Vegas Facility

10.18	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)

10.19	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)

10.20	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)

10.21	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)

10.22	Material Agreement between Company and Pyrenees Capital (16)

10.23	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)

10.24	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)

10.25	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)

10.26	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)

10.27	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)

10.29	Entered into a Letter of Intent to Acquire Assets of Cryo-Cell De Mexico on December 3, 2010 (20)

10.30	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)

10.31	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).

10.32	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)

10.33	2011 Flexible Stock Options Plan (24)

10.34	Compensatory Arrangement for Certain Officers Effective September 12, 2011, Employment Agreements (25)

21	List of Subsidiaries (5)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

(1)	Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)	Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 10, 2004.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on February 8, 2006.

(4)	Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(5)	Filed as an exhibit to Form SB2 filed on January 25, 2008.

(6)	Filed as an exhibit to Current Report on Form 8-K filed on July 3, 2008.

(7)	Filed as an exhibit to Current Report on Form 8-K filed on July 18, 2008

(8)	Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(9)	Filed as an exhibit to Current Report on Form 8-K filed on June 13, 2008

(10)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008

(11)	Filed as an exhibit to Registration Statement on Form S-1 filed on January 23, 2009

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(15)	Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(16)	Filed as an exhibit to Current Report on Form 8-K/A filed on January 12, 2010

(17)	Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010

(18)	Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(19)	Filed as an exhibit to Current Report on Form 8-K filed on August 4, 2010

(20)	Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(21)	Filed as an exhibit to Current Report on Form 8-K filed on December 8, 2010

(22)	Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(23)	Filed as an exhibit to Quarterly Report, Form 10Q filed on May 23, 2011

(24)	Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(25)	Filed as an exhibit to Current Report on Form 8-K filed on September 12, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: November 14, 2011	By:	/s/ Matthew L. Schissler
	Name:	Matthew L. Schissler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)