Form 10-K
period 2011-12-31
Cord Blood America, Inc.
filed 2012-04-16
CIK 1289496

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50746

cord blood America, inc.
(Exact Name of registrant as specified in its charter)

Florida	90-061388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1857 Helm Drive, Las Vegas, NV	89119
(Address of Principal Executive Offices)	(Zip Code)

(702)-914-7250
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $8.9  million.  The registrant has no outstanding non-voting common equity.

The Registrant had  249,999,364 shares of its common stock outstanding as of March 15, 2012, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2011 ANNUAL REPORT ON FORM 10-K
Table of Contents

		Page

“SAFE HARBOR” STATEMENT

PART I

Item 1.	BUSINESS	4
Item 1A.	RISK FACTORS	16
Item 2.	PROPERTIES	20
Item 3.	LEGAL PROCEEDINGS	20

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
Item 6.	SELECTED FINANCIAL DATA	27
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTAINS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
Item 9A.	CONTROLS AND PROCEDURES	33
Item 9B.	OTHER INFORMATION	34

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35
Item 11.	EXECUTIVE COMPENSATION	36
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	42
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	35
	SIGNATURES	44

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

PART I

ITEM 1.     BUSINESS

Overview

Cord Blood America, Inc. ("CBAI"), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI is primarily a holding company whose wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies. Inc., CorCell Ltd., (“Cord”), CBA Professional Services, Inc. D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel Inc D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

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

Events in 2011

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The Company loaned $153,092 (US) to VidaPlus during the twelve months ended December 31, 2011 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement.  Tranche 2 is cancellable by the Company if less than 360 samples are processed and stored by VidaPlus in a twelve month period.  On January 12, 2012, the Company notified VidaPlus that it was exercising its right to not make any further payments under the terms of the Agreement.

In total, the Company has loaned VidaPlus $327,092 in connection with this Agreement during the 12 months ended December 31, 2011.

China Stem Cell Ltd. Investment

In March of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011.  The Company invoiced $62,866 for its minimum royalty payment for 2011.

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of December 31, 2011, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and  is to receive Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments.

ViviCells International Acquisition

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi” or the “Debtor”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”), for $200,000 secured by a super priority lien on the Debtor’s and Subsidiaries’ assets. As additional consideration for this loan, the Company received 21% of the Debtor’s outstanding Common Stock. The $200,000 loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011. In September 2010, the Company acquired an approximately $800,000 secured obligation of the Debtor held by a junior lien holder in ViviCell’s bankruptcy proceeding, in exchange for the private issuance of 111,111 restricted shares of its Common stock to the holder of this secured obligation.

On October 20, 2010, the Company as a co-proponent proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of 94% ownership in ViVi, in exchange for the issuance of up to 644,888 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien. On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved. The plan was scheduled to be Effective as of April 1, 2011. However, Vivi subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan. On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court. The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place (the “Adversary Proceeding”). ViviCells followed this by, in the Adversary Proceeding, filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells. At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor.

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

Additional Possible Acquisitions

In 2010 and continuing in 2011, the Company has also entered into three separate letters of intent, two nonbinding and one binding, contemplating the acquisition of three separate operating companies in the stem cell industry.  Acquisition was contingent on completion of ongoing due diligence review to the Company’s satisfaction, and the Company’s successfully obtaining new capital on commercially reasonable terms to fund one or more, or all of these acquisitions.  One of these acquisitions is Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”) - see discussion under litigation below). Another is a US Stem Cell Company, and a third is a South American Stem Cell Company.  (See separate Form 8K reports filed with the Securities and Exchange Commission with regard to certain of these potential acquisitions, which Reports are incorporated herein by reference.)   The Company has concluded its diligence and capital raise opportunities, and is no longer pursuing these three acquisitions.

Other

As a publicly traded small cap company, Cord Blood is reliant on a private entity, the Depository Trust Company (“DTC”), to permit its publicly traded shares to be eligible for electronic stock transactions. The DTC is the only entity of its kind and is essentially unregulated.

In December, 2010, the DTC unilaterally and without consultation with the Company, “chilled” all newly issued shares of the Company which were entitled to be freely traded in the market and whose holders expected to utilize the DTC Electronic Trading System. The DTC has since removed the “chill,” as described in more detail herein. Under what the DTC calls a “chill”, the DTC precludes shares which it has unilaterally “chilled” from utilizing its Electronic Stock Transfer System, thereby putting the holders of such “chilled shares” at extreme disadvantage in the trading market when they go to sell their shares. The “chill” applied to all shares newly issued after the “chill” went into effect on December 14, 2010, as well as all shares newly freed from private placement sales restrictions after the “chill” went into effect. The chill included as to the Company, even shares for which an effective registration statement is in place, and shares for which valid legal opinions have been issued by seasoned securities law counsel opining as to share entitlement to free trading status under SEC Rule 144. The SEC File Number of the aforementioned registration statement, a Form S-1 filing, is 333-164844, which said registration statement was declared effective by the SEC on May 11, 2010. The “chill ” fortunately did not apply to existing publicly traded shares of the Company which were out in the market place. The holders of the “chilled” shares of the Company are the investors whose funds have been supporting CBAI with capital lines to fund its expanding business. Implementation of the DTC “chill” made it more difficult and costly for the Company to obtain new capital.

The Company is unsure as to the DTC’s reasons for its original issuance of the “chill.” No formal written reasons were given to the Company by the DTC regarding their reasons for the “chill,” in spite of the Company’s efforts to uncover any such purported reasons. The Company’s management believes the “chill” was unreasonable and that there was and is no valid, legal reason for the “chill.”

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

During additional discussions with the DTC and its outside counsel regarding the “chill,” commencing in or around August, 2011, the DTC requested that some additional information be added to an opinion that was submitted by the Company to the DTC in June 2011. The additional information included: an itemization of the dates share issuances were made by the Company to holders during a timeframe from January 2009 through September 2010; a statement that no “additional consideration” was paid at the time of conversion under any warrants or convertible notes during this timeframe; a statement that the share issuances at issue were made by the Company to the holders, and not to the holders from a third party; and information indicating that none of the holders has owned more than 9.99% of the Company’s outstanding stock at any given time. The Company does not believe the DTC was under the impression the Company was in violation under any of these scenarios, but merely that the DTC wanted this information stated in the aforementioned opinion. The Company had previously given much of this information to the DTC in some format or another. The Company was forced to negotiate settlement agreements with its existing investors to settle alleged breaches of contract as a result of this DTC chill and the unavailability of DTC electronic transfer for chilled Company shares. Specifically:

a.  Liquidated Damages Agreement with JMJ Financial.

Under previous outstanding Company Convertible Notes issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 executed on March 24, 2010, March 26, 2010, October 7, 2010 and January 12, 2011 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”). At present the DWAC system is not available to Company shareholders for newly issued shares of the Company’s common stock. As a result of this, on February 8, 2011, the Company entered into a settlement and liquidated damages agreement (the “Liquidated Damages Agreement”) with JMJ which contained the following terms, among others:

-	Pursuant to this Liquidated Damages Agreement, the Company agreed to pay $671,385 in liquidated damages to JMJ said sum to be added to the principal amount of the Earlier Note.

-
The investor was also granted the option to rescind any future conversion of portions of the principal amount of the Earlier Note, and or the 2011 Note into the Company’s common stock, and convert JMJ’s interest back into debt owed by the Company, and later at JMJ’s option, to convert back again into Company commonstock.

-
The per share conversion price on JMJ’s conversions of the Earlier Note and the 2011 Note was changed from a 15% discount, to a 25% discount from the Company share price, calculated as the lesser of $.0041, or the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days preceding the date of each conversion into common stock.

-
The Liquidated Damages Agreement also added a 35% prepayment penalty for prepayment of any previously funded portions of any Company Note, past or future , and a 15% cancelation fee for cancellation of any portion of any past or future Company Note which had not been funded.

Due to the foregoing, the Company paid liquidated damages to JMJ in the total amount of $671,385.00, all of which was paid prior to March 31, 2011. The Company will not incur any additional liquidated damages to JMJ as a result of the foregoing.

b.  Liquidated Damages Agreement with Tangiers Capital, LLC.

On January 19, 2011, the Company entered into a separate settlement and liquidated damages agreement (the “Agreement”), with Tangiers Capital, LLC (“Tangiers), one of the Company’s existing investment bankers which has been purchasing from time to time registered shares of the Company’s Common Stock for cash. Execution of the Agreement became necessary because under the existing agreement with Tangiers, entered June 27, 2008, the Company was obligated to deliver registered shares which could be “immediately” placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”), and at present the DWAC system is not available for newly issued registered shares of the Company.

The Agreement provides that as Liquidated Damages, the Company will remit a specified sum (the “Penalty Sum”) to Tangiers on each share the investor has previously purchased and currently holds, and on each share purchased Tangiers for cash in the future, until such time as the shares held by Tangiers can again be deposited into the DWAC system. Shares can only be purchased by Tangiers for cash in the future at the Company’s election, as the June 27, 2008 agreement works in a manner similar to a credit line.

The Penalty Sum is to be calculated as follows: A sum equal to:

(i) 90% of the volume weighted average price of the Company’s common stock for the five consecutive trading days immediately prior to notice of Tangier’s purchase of each specific share from the Company;

(ii) Plus a sum equal to 30% of the sum calculated in (i) above;

(iii) Less a sum equal to:

a. The actual sum received by Tangiers on the sale of such acquired shares upon their sale into the public market, from the date of the agreement until the date on which newly issued shares of the Company can again use the DWAC System; or

b. In the case of shares acquired during the specified period and “not sold” at the date on which the DWAC System is again available, a sum equal to the closing price for Cord common Stock on the date that newly issued shares of the Company’s common stock can again use the DWAC System. As of December 31, 2011, the DTC’s chill,” had cost the Company approximately $246,000 in damages stemming from the above-described agreement with Tangiers, which the Company has already paid to Tangiers. Further, additional damages may be alleged, in accordance with the formulas set forth in the settlement agreement with Tangiers, and as stated above, the amount is uncertain. As to potential future damages, shares can only be purchased by Tangiers for cash in the future at the Company’s election, as the June 27, 2008 agreement works in a manner similar to a credit line. Thus, it is possible no such damages would become due. Even though the “chill” has been removed, the Company has not yet been readmitted to the DTC’s FAST program, including DWAC, as further described herein, such that in the event the Company elects to allow Tangiers to purchase shares for cash in the future, Tangiers may argue that a Penalty Sum may still be due from the Company to Tangiers using the above-referenced formula.

The Company was informed on November 16, 2011 that the DTC had removed the "Chill." Now that the “chill” has been removed, the Company is no longer in a “Custody Only” status. The Company is considered ”DTC Eligible.” This status allows brokers to send physical share certificates to DTC for the benefit of their client shareholders at which point the certificates are deposited into the DTC system. Once the certificate clears the transfer process they are credited into the DTC system and future trades can be conducted and settled electronically.

At present all shares of the Company’s stock fall under the DTC categorizations described herein, in contrast to when the “chill” was in effect and some shares of the Company’s stock were subject to the “chill,” while others were not. The Company does not believe additional expenses will be incurred by shareholders and investors in making sales or purchases of the Company’s stock due to FAST services being unavailable. It may take several additional days for investors who receive physical shares of the Company’s stock from the Company in fulfillment of the Company’s financing arrangements or who, for other reasons, receive physical shares of stock, to deposit these physical stock certificates into the DTC system, as a result of the Company not being eligible for FAST services. There should not, however, be an increase in time necessary to purchase and sell the Company’s common stock that is already in the DTC system.

While the “chill” was in effect, the Company accessed capital from investors in a total amount of $2,684,062. Of this total $937,000 was from Tangiers, $1,000,000 was from JMJ Financial (“JMJ”), and $747,062 was from St. George Investments, LLC (“St. George”).

Of the amount obtained by the Company from Tangiers, $512,000 stemmed from the June, 28, 2008 agreement between the Company and Tangiers. As described herein, the Company entered into a settlement agreement with Tangiers which provided for $246,000 as damages as a result of the DTC “chill,” which thereby made this source of capital more costly to the Company. $250,000 of the remaining amount obtained from Tangiers during this period was accessed by the Company pursuant to two promissory notes issued by the Company to Tangiers in June, 2011, as described in more detail in the Liquidity and Capital Resources section of this filing. Under these documents, though no monetary damages are due to Tangiers as a result of the “chill” or as a result of the Company not being DWAC eligible, Tangiers’ conversion rate is 70% of the lowest volume weighted average price (VWAP) during the ten (10) days prior to conversion while the Company is not DWAC eligible, whereas this conversion rate would be 77.5% of the lowest volume weighted average price (VWAP) during the ten (10) days prior to conversion, if the Company were DWAC eligible. The remaining $100,000 accessed from Tangiers while the “chill” was in effect stems from four separate $25,000 notes, entered in July and August of 2011, the details of which are set forth in the Liquidity and Capital Resources section of this filing. The conversion rate on these notes is the lower of 70% of the lowest volume weighted average price (VWAP) during the 10 days prior to conversion or 70% of the average of the lowest 5 trading days over the 20 days prior to conversion. The Company believes that if it would have been DWAC eligible at the time the notes were issued, it may have been able to negotiate a better discount arrangement with Tangiers, thereby resulting in a lower cost of this capital.

As also described herein, the Company entered into   a settlement agreement with JMJ due to the “chill” that resulted in $671,385 as damages. Part of this damages are attributable to the $1,000,000 accessed from JMJ during the “chill,” though the damages amount pertains to all capital accessed from the notes which are governed by the settlement agreement, not just the $1,000,000 received by the Company from JMJ while the “chill” was in effect. The Company will not incur additional monetary damages to JMJ under that settlement agreement, however, under the settlement agreement, the discount rate on JMJ’s conversions of the Earlier Note and the 2011Note was changed in JMJ’s favor, and in addition, the settlement agreement added a prepayment penalty for any previously funded portions of any JMJ note and added a cancellation fee for any portion of any past or future JMJ note which has not yet been funded, all as set forth in more detail in this section of this filing.

Regarding amounts of capital obtained from St. George while the “chill” was in effect, the convertible promissory notes that govern this capital are set forth herein.” Due to the Company not being DWAC eligible, the conversion rate at which St. George may convert its convertible promissory notes into shares of the Company’s common stock has been reduced from 80% to 70%. Aside from the conversion rate reduction, St. George has made no claims for additional, monetary damages as a result of the Company not being DWAC eligible.

Since the DTC removed the “chill” on or around November 16, 2011, the Company has accessed $75,000 of capital from investors, all of which came from Tangiers. Under the Convertible Notes the Company entered with Tangiers in order to receive this capital, Tangiers’ conversion rate is the lower of 70% of the lowest volume weighted average price (VWAP) during the 10 days prior to conversion or 70% of the average of the lowest 5 trading days over the 20 days prior to conversion. The Company believes that if it were DWAC eligible, it may have been able to negotiate a better discount arrangement with Tangiers.

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

Umbilical Cord Blood Banking

The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown. In the past decade, several public and private cord blood banks have been established to provide for the collection and preservation of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is preserved and made available for a significant fee to anyone who needs it in the future. We do not currently collect or store donated cord blood units. Private, or family, cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is preserved and made available to the family in the event the family needs stem cells for a transplant. Stem cells have been successfully recovered from cord blood after at least twenty years of storage in liquid nitrogen. However, these cells may be able to retain their usefulness at least as long as the normal life span of an individual.

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

Private cord blood banking has been growing in acceptance by the medical community and has become increasingly popular with families. For an initial fee of approximately $1,950 and an annual storage fee of approximately $125 for each year thereafter, Cord provides the following services to each customer:

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

Explanation of Certain Material Agreements And Transactions

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past ten years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord has ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2011, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.

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

Shelter Island Warrants And Puts

In connection with convertible debt financing consummated in February of 2007 with Shelter Island Opportunity Fund, LLC, the Company issued to the lender in that transaction a “Put Agreement”, whereby the Company agreed to purchase from the Lender up to 360,000 shares of its common stock from the lender at a fixed purchase price of $5.00 per share, or for a total of up to $1,800,000 if the Put is exercised in full.  The Put provides that if the Company is unable to, or chooses not to pay the Put price in cash, the Company can issue a convertible promissory note, bearing interest at 16% per annum during its initial 12 month term, and interest at 20% per annum thereafter, payable on a monthly basis over on a 24 month level amortization, secured by unspecified assets, and payable at the Company’s option by delivery of shares of its Common stock in lieu of cash.

At the same time, the Company issued to the Lender a warrant to acquire 360,000 shares of its common stock, at a warrant exercise price of $10.1, subject to exercise price adjustment under certain circumstances. The exercise price as subsequently been adjusted under the warrant provisions and is currently fixed at $0.86 per share.

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

After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 360,000 shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658 was reduced to $1,590,400 and then reclassified on the balance sheet as a note payable. The Replacement Note matured on September 30, 2011, bears interest at 16% per annum, interest-only is due, for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 31, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

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

Shelter exercised its conversion rights under the Replacement note in 2011, in part. Specifically, as a result of conversions by Shelter, the Company issued a total of 5,562,038 shares, at a value of $568,134, to Shelter in 2011. Shelter returned 3,315,492 of these shares to the Company on November 11, 2011, which amounted to $297,095.  Shelter Island also was repaid $850,000 of its debt balance with the Company by selling a portion of its debt to Tangiers and St. George during 2011.

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

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010 of which the Shareholders were paid $500,000; and additional contingent “earn-out” compensation in 2012 based on achieving certain levels of net income in 2011.

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

The Company officially opened its own laboratory operations at its new facility in Las Vegas, Nevada on January 22, 2010.  Previously the Company has outsourced these key scientific elements to a third party.  Now, with this key expertise in house, the Company has the ability to continue making advancements on existing and new services related to stem cells as well as better manage laboratory costs related to processing and storage.

Management may add acquisitions that either increases the company's footprint, which may include international elements, and/or increase the reoccurring storage based revenues, assuming sufficient new sources of capital can be located to make such acquisitions.  To date, the Company has concluded seven acquisitions, and management believes there exist multiple opportunities to acquire smaller competitors who do not have the resources to compete on a go forward basis.

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
CBA Properties, Inc. holds trademarks of CBA and its subsidiaries, including word marks registered with the United States Patent and Trademark Office (“USPTO”) in two international classes for the words “Cord Blood America,” as well as design marks which incorporate the words “Cord Blood America” registered with the USPTO in two international classes, along with other trademarks.”

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

In 2010, management reduced the activities of  Rain, terminated its former employees, and is no longer seeking new business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities.

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

Employees

As of December 31, 2011, we had sixteen full time employees, and three part time employees.  Our full time employees include our Chairman of the Board and Chief Executive Officer, our Chief Operating Officer and our Vice President of Operations, laboratory, customer service and sales personnel.  We believe our relations with all of our employees are good.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cordblood-america.com, its annual report on Form 10-K quarterly reports on Form 10-Q, (both XBRL compliant), current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

Transactions Subsequent To Year End

VidaPlus

On January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares.  Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2, and elected to maintain its Pledge position with samples until further notice.

Shelter Island Opportunity Fund

On February 13, 2012, the Company paid in full its obligation, in connection with convertible debt financing consummated in February of 2007, with Shelter; and subsequent negotiations of the “Put Agreement” satisfied by the Company's delivery to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400. The remaining balance of the Note in 2012 was $369,692.56 and was acquired by Tangiers Capital.  The Tangiers obligation was subsequently retired as well in 2012.

HaVi Enterprises, LLC

On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s COO Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

We Have Been The Subject Of A Going Concern Opinion By Our Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $48.7 million as of December 31, 2011.  In addition, we have a working capital deficit of approximately $4.9 million as of December 31, 2011.  We had net losses of $6.0 million and $8.1 million for the years ended December 1, 2011 and 2010, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. If we are unable to generate substantial revenues and/or unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business or cease operations.

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

The DTC Previously Effectuated a “Chill” on the Company’s Stock, Since Removed, the Results of which Have an Adverse Impact on the Cost to the Company of Utilizing Existing Capital Sources.

In December, 2010, the DTC unilaterally and without consultation with the Company “chilled” all newly issued shares of the Company’s common stock which were entitled to be freely traded in the market and whose holders expected to utilize the DTC Electronic Trading System. Under what the DTC calls a “chill,” the DTC precludes shares which it has unilaterally “chilled” from utilizing its Electronic Stock Transfer System, thereby putting the holders of such “chilled shares” at a disadvantage in the trading market when they go to sell their shares.

As a result of the “chill,” existing sources of funding for the Company became more costly. Namely, the Company was forced to negotiate a settlement agreement with investor Tangiers Capital, LLC (“Tangiers”) to settle an alleged breach of contract as a result of this DTC “chill.” Specifically: on January 19, 2011, the Company entered into a settlement and liquidated damages agreement (the “Agreement”) with Tangiers. Execution of the Agreement became necessary because under the existing agreement with Tangiers, entered June 27, 2008, the Company was obligated to deliver registered shares which could be “immediately” placed into the Automated System for Deposits and withdrawals of Securities (known as “DWAC”).

The Agreement provided that as Liquidated Damages, the Company will remit a specified sum (the “Penalty Sum”) to Tangiers on each share the investor has previously purchased and currently holds, and on each share purchased by Tangiers for cash in the future, until such time as the shares held by Tangiers can again be deposited into the DWAC system. The Company currently owes no damages for shares purchased by Tangiers in the past. As to potential future damages, shares can only be purchased by Tangiers for cash in the future at the Company’s election, as the June 27, 2008 agreement works in a manner similar to a credit line. Thus, it is possible no such damages will become due. In the event the Company elects to allow Tangiers to purchase shares for cash in the future, Tangiers may argue that a Penalty Sum may be due from the Company to Tangiers, even though the DTC “chill” has been removed, because the Company is not eligible for the DTC’s FAST program, including DWAC, which would thereby make this capital source more costly to the Company. The formula for calculating any such Penalty Sum is provided Item 1. Business under Events in 2011,  “Other,” of this filing, along with extensive additional details pertaining to Liquidated Damages already paid to Tangiers, the “chill” the FAST program, the Company’s DTC status, and related details.

As also described in Events 2011, located under “Other,” the Company was forced to enter into the February 8, 2011 settlement agreement with JMJ Financial (“JMJ”) due to the “chill” for the same or similar reasons the Company was forced to enter the above described settlement agreement with Tangiers, which resulted in $671,385 as monetary damages. The Company will not incur additional monetary damages to JMJ under that settlement agreement, however, under the settlement agreement, the discount rate on JMJ’s conversions of the notes governed by the settlement agreement was changed in JMJ’s favor, and in addition, the settlement agreement added a prepayment penalty for any previously funded portions of any JMJ note and added a cancellation fee for any portion of any past or future JMJ note which has not yet been funded, all as set forth in more detail in Events 2011, located under “Other,” of this filing.

St. George was not a capital source for the Company prior to the DTC effectuating the “chill,” and as such, is described more fully in Note 8. Commitments and Contingencies. A further breakdown regarding the amount of capital obtained by the Company from each these entities while the “chill” was in effect and since the “chill” has been removed, as well as additional costs of this capital as a result of the chill, is provided in the Events 2011, located under “Other” of this filing.

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

Of the states in which we provide cord blood banking services, only California, New Jersey , New York, and Maryland  currently require that cord blood banks be licensed. We maintain the required procurement service licenses of the states of California, New York and New Jersey and Maryland. If other states adopt requirements for the licensing of cord blood banking services, either the cord blood storage facility, or we may have to obtain licenses to continue providing services in those states.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES.

In October, 2009, we re-located our headquarters from Los Angeles, California to Las Vegas, Nevada. Our new principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119.  This facility encompasses approximately 17,000 square feet. The property is leased from an unaffiliated third party for a period of 5 years ending September 2014. The monthly lease payments are approximately $15,303, which includes Common Area Maintenance (CAM) charges. We continue to be responsible for our previous principal office located in Santa Monica, CA until September, 2012, where we leased approximately 2, 200 square feet at a monthly lease cost of approximately $9,500. As of October 2010, we have been able to sublease the Santa Monica, CA property. The property has been sub-leased for $6,297 per month, commencing January 2011 and is to continue for the remainder of the lease which terminates on September 30, 2012.

We maintain fire and casualty insurance on our leased property in an amount deemed adequate by management.

The German and Argentina subsidiaries both lease facilities for operations in Hamburg, Germany and Buenos Aires, Argentina respectively.

ITEM 3.     LEGAL PROCEEDINGS.

ViviCells International

On May 5, 2010, the Company executed and funded a Debtor-In-Possession loan agreement with ViviCells International, Inc. a Florida corporation (“Vivi” or the “Debtor”), NeoCells, Inc., an Illinois corporation, and AdultCells, Inc., an Illinois corporation, (jointly and severally referred to as the “Subsidiaries”), for $200,000 secured by  a super priority lien on the Debtor’s  and Subsidiaries’ assets.  As additional consideration for this loan, the Company received 21% of the Debtor’s outstanding Common Stock.  The $200,000 loan carries interest at 10% per annum, with principal and all accrued interest all due and payable on March 15, 2011.   In September 2010, the Company acquired an approximately $800,000 secured obligation of the Debtor held by a junior lien holder in  ViviCell’s bankruptcy proceeding, in exchange for the private issuance of  111,111 restricted shares of its Common stock  to the holder of this secured obligation.

On October 20, 2010, the Company, as a co-proponent  proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of  94% ownership in ViVi, in exchange for the issuance of up to 644,889 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien.   On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved.   The plan was scheduled to be Effective as of April 1, 2011.  However, Vivi subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan.  On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court.   The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place.  ViviCells followed this by filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells.  At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor. On June 2, 2011, the Court entered an order dismissing the adversary proceeding, and on July 11, 2011, the Court entered an Order Closing Adversary Proceeding.

Cryo-Cell International

On December 16, 2010, Cryo-Cell International, Inc. (“Cryo International”) filed an action against Cord Blood America, Inc. (the “Company”) in The Sixth Judicial Circuit Court, Pinellas County, Florida alleging claims for: tortious interference with a business relationship; misappropriate of trade secrets and confidential information in violation of the Florida Uniform Trade Secrets Act, § 688.001, Et. Seq., Fla. Stat.; dilution of trademark in violation of § 495.151, Fla. Stat.; and Common Law Unfair Competition.   Cryo International, a competitor of the Company, filed the suit apparently in an effort to stop the Company’s pursuit of the acquisition of Cryo-Cell de Mexico, S.A. de C.V. (“Cryo Mexico”), for which the Company had in place a non binding Letter of Intent for acquisition.    (see Subsequent Events).  In addition, along with its Complaint, Cryo International filed an Emergency Motion for a Temporary Injunction.  In January 2011, the Company filed a Memorandum of Law in Opposition to Cryo International’s Emergency Motion for Temporary Injunction, and a Rule 1.140(b) Motion to Dismiss Cryo International’s complaint, as well as amendments to these documents.  The Emergency Motion for a Temporary Injunction, Motion to Dismiss and related filings were heard by the Court on January 14, 2011.  The Court granted the Company’s Motion to Dismiss, finding that Cryo Mexico was an indispensible party to the lawsuit and granted Cryo International leave to file an amended complaint to add Cryo Mexico as a defendant to the lawsuit and to serve Cryo Mexico with the required legal papers.  Cryo International filed an Amended Complaint on January 20, 2011.  The Amended Complaint added Cryo Mexico as a defendant to the action, asserted all of the original causes of action against the Company, and added a claim for Breach of a License Agreement against Cryo Mexico and a claim for Unfair and Deceptive Trade Practices in violation of § 501.201, Et. Seq. Fla. Stat. against Cryo Mexico and the Company.  Cryo International also filed an amended motion for temporary injunction.  In response, Defendant Cryo Mexico filed a Motion to Dismiss for Insufficiency of Service of Process and a Motion to Dismiss for Improper Forum and Lack of Personal Jurisdiction, and the Company filed a Rule 1.140(b) Motion Regarding Amended Complaint, seeking dismissal of the Amended Complaint.  The Defendants’ Motions to Dismiss and Defendant Cryo Mexico’s Motion to Quash were heard on March 14, 2011 and thereafter, the Court granted these motions in favor of the Company and Cryo Mexico.  Subsequently, Cryo International filed a Motion for Rehearing, which said motion was heard on September 7, 2011.  On September 16, 2011, the Court signed a Final Order dismissing the case. Cryo International did not appeal the decision.

Ken Williams

In July 2011 and September 2011, the Company was notified by the U.S. Equal Employment Opportunity Commission (the “EEOC”) that an individual named Ken Williams filed a claim for discrimination based on race and retaliation against the Company with the EEOC.  The Company believes Mr. Williams’ claims were without merit, and would have vigorously defended these claims. Subsequently and prior to any action being required on the part of the Company, however, the EEOC notified the Company that Mr. Williams’ claims were dismissed.  To the best of the Company’s knowledge, there is no action pending anywhere that is related to this matter.

Ironridge Global IV, Ltd.
In August of 2011, Ironridge Global IV, Ltd. (“Ironridge”), the holder of certain claims against the Company in the amount of $260,695.20 due for services provided to the Company which had not been paid, filed a complaint against the Company in the Superior Court of California, County of Los Angeles.  On August 17, 2011, the Court approved a settlement of Ironridge’s complaint in exchange for the issuance of 7,000,000 shares of the Company’s common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement, the number of shares to be issued to Ironridge was subject to adjustment.  In addition to the 7,000,000 shares issued to Ironridge on August 17, 2011, an additional 2,179,018 shares  were issued to Ironridge on November 4, 2011, pursuant to the adjustment required under the settlement agreement.

Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia. The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She seeks monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  The Company placed its insurance carrier on notice, and the insurance carrier engaged outside counsel to represent the Company in the action. On or around December 5, 2011, the Company filed a Motion to Dismiss the action.  A hearing date has not yet been set for the Motion, and the Motion has not otherwise been ruled upon. The Company plans to continue to vigorously defend against the claims.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2011, and December 31, 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2011	High	Low
First Quarter	$0.45	$0.21
Second Quarter	$0.40	$0.13
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.08	$0.02

	Common Stock
Fiscal Year 2010	High	Low
First Quarter	$2.00	$0.78
Second Quarter	$1.00	$0.53
Third Quarter	$0.60	$0.39
Fourth Quarter	$0.72	$0.37

(b) Holders. As of March 16, 2012, our Common Stock was held by approximately 673 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2011, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,951,310	$1.01
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	1,867,629	$2.33	-

Total	8,818,939	$1.29

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

Recent Issuances of Unregistered Securities

The issuances listed under this sub-heading were made by the Company in the past three years in exchange for services rendered to the Company. For all of the following issuances, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and/or where noted as issued under one of the Company’s Flexible Stock Plans, under the exemption provided by Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided in Rule 701. Where Rule 701 is applicable, the recipients of such securities were the Company’s employees, directors or bona fide consultants and received securities under one of our Flexible Stock Plans, as noted in each particular entry. Where applicable, appropriate legends were affixed to the securities issued in the transactions detailed under this subheading.

In January 2011, 2,381 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In February 2011, a total of 73,170 shares of common stock of the Company, at a total cash value on the date of issuance of $30,000, were issued to the Board of Directors; Matthew Schissler, Joseph Vicente and Timothy McGrath, who each received 24,390 shares, for annual Board compensation.

In February 2011, 3,333 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In March 2011, 4,545 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services medical consulting services.

In April 2011, 11,905 shares of common stock of the Company, at a total cash value on the date of issuance of $2,500, were issued to Cohen Family Enterprises for medical consultant services.

In May 2011, 4,000 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In May 2011, 10,000 shares of common stock of the Company, for a total cash value on the date of issuance of $2,800, were issued to Lee Ann Stiller as employee incentive compensation under the Company’s 2010 Flexible Stock Plan.

In June 2011, 5,556 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In June 2011, 275,000 shares of common stock of the Company were issued to Don Davis under the Company’s 2011 Flexible Stock Plan for legal services for a total cash value on the date of issuance of $38,020.

In June 2011, 200,000 shares of common stock of the Company were issued to Don Davis under the Company’s 2011 Flexible Stock Plan for legal services for a total cash value on the date of issuance of $21,907.

In July 2011, 100,000 shares of common stock of the Company were issued to Don Davis under the Company’s 2011 Flexible Stock Plan for legal services for a total cash value on the date of issuance of $11,893.

In July 2011, 19,936 shares of common stock of the Company were issued to Cohen Family Enterprises for medical consultant services for a total cash value on the date of issuance of $2,500.

In July 2011, 5,882 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In August 2011, 9,090 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In August 2011, 100,000 shares of common stock of the Company, at a total cash value on the date of issuance of $8,000, were issued to an employee Stephen Morgan as employee incentive compensation under the Company’s 2011 Flexible Stock Plan.

In September 2011, 23,255 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In September 2011, 325,000 shares of common stock of the Company were issued to Don Davis under the Company’s 2011 Flexible Stock Plan for legal services for a total cash value on the date of issuance of $7,244.

In October 2011, 128,205 shares of common stock of the Company, at a total cash value on the date of issuance of $2,500, were issued to Cohen Family Enterprises for medical consultant services.

In October 2011, 52,083 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In October 2011, 100,000 shares of common stock of the Company, at a total cash value on the date of issuance of $2,800, were issued to an employee Bart Chamberlain as employee incentive compensation under the Company’s 2011 Flexible Stock Plan.

In November 2011, 100,000 shares of common stock of the Company, at a total cash value on the date of issuance of $4,000, were issued to an employee Alex Rudolph has employee incentive compensation under the Company’s 2011 Flexible Stock Plan.

In November 2011, 100,000 shares of common stock of the Company, at a total cash value on the date of issuance of $4,000, were issued to an employee Erin Tecca as employee incentive compensation under the Company’s 2011 Flexible Stock Plan.

In November 2011, 22,222 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000, were issued to Physician and Legal Consultant Services for medical consulting services.

In November 2011, 62,500 shares of common stock of the Company, at a total cash value on the date of issuance of $2,625, were issued to Angelo Rivolta for business consulting services.

In December 2011, 62,500 shares of common stock of the Company, at a total cash value on the date of issuance of $1,500 were issued to Physician and Legal Consultant Services for medical consulting services.

In the instances described under this sub-heading, the Company relied upon Section 4(2) of the Securities Act in issuing securities. The Company’s reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by the Company which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

Shelter Island Opportunity Fund

In connection with convertible debt financing consummated in February of 2007 with Shelter, as described in above in this section – Sales of Unregistered Securities - the Company issued to the lender in that transaction a “Put Agreement”, whereby the Company agreed to purchase from the Lender up to 360,000 shares of its common stock from the lender at a fixed purchase price of $5.00 per share, or for a total of up to $1,800,000 if the Put is exercised in full. The Put provides that if the Company is unable to, or chooses not to pay the Put price in cash, the Company can issue a convertible promissory note, bearing interest at 16% per annum during its initial 12 month term, and interest at 20% per annum thereafter, payable on a monthly basis over on a 24 month level amortization, secured by unspecified assets, and payable at the Company’s option by delivery of shares of its Common stock in lieu of cash.

At the same time, the Company issued to the Lender a warrant to acquire 360,000 shares of its common stock, at a warrant exercise price of $10.1, subject to exercise price adjustment under certain circumstances. The exercise price as subsequently been adjusted under the warrant provisions and is currently fixed at $0.86 per share.

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

After extensive negotiations with Shelter, the parties entered into a transaction on July 21, 2010, whereby the 360,000 shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400 (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658 was reduced to $1,590,400 and then reclassified on the balance sheet as a note payable. The Replacement Note matures on September 30, 2011, bears interest at 16% per annum, interest-only is due, for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 31, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note. The Amendment extended the commencement date of the six monthly installments each in the amount of $248,400 to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance. Other terms of the Replacement Note remain for the most part the same.

Shelter exercised its conversion rights under the Replacement note in 2011, in part. Specifically, as a result of conversions by Shelter, the Company issued a total of 5,562,038 shares to, at a value of $568,134, to Shelter in 2011. Shelter returned 3,315,492 of these shares to the Company on November 11, 2011, which amounted to $297,095.

Tangiers Investors, LP

From July 2011 through December 2011, Tangiers Investors, LP (“Tangiers”) acquired portions of Shelter’s Replacement Note, described above, in a total amount of $600,000, through several separate assignments. Tangiers has exercised its conversion rights under the Replacement Note and these assignments thereof, in part. In total, the Company issued 25,421,181 shares for a total value of $523,000, pursuant to these conversions.

Tangiers also provided ten separate convertible notes, two for $125,000 each and eight for $25,000. The two $125,000 convertible promissory bears an interest charge of 7% per annum and mature one year from the date of issuance; June 1, 2012 and June 15, 2012 respectively.  Tangiers may elect to convert all or part of the principal of this Convertible Note and any unpaid or accrued interest at any time before the maturity date.  The conversion rate is 77.5% of the lowest Volume Weighted Average Price during the ten day prior to the conversion, subject to adjustments. The eight $25,000 notes bear an interest charge of 10% per annum and mature one year from the commencement date.  Tangiers may elect to convert all or part of the principal of this Convertible Note and any unpaid or accrued interest at any time before the maturity date.  The conversion rate is 70.0% of the lowest Volume Weighted Average Price during the ten day prior to the conversion, subject to adjustments.

JMJ Notes March 24, 2010

On March 24, 2010, JMJ issued and delivered to the Company a $1,500,000 “Secured & Collateralized Promissory Note,” (the “JMJ Note”). The JMJ Note bears interest in the form of a one-time interest charge of 10.33%, and interest is payable with the JMJ Note’s principal balance on its maturity date of March 24, 2013. The JMJ Note is secured by JMJ assets having a value of at least $1,500,000. Concurrently, the Company issued a $1,550,000 “Convertible Promissory Note” (the “2010 Note”) to JMJ. The 2010 Note bears interest in the form of a onetime interest charge of 10%, payable with the Note’s principal amount on the maturity date, March 24, 2013. The net difference between the JMJ Note and the 2010 Note, $50,000, represents a discount.

No mandatory principal or interest payments are due on the JMJ Note until its maturity date. However, voluntary prepayments at the option of JMJ are customary and provide the Company with access to liquidity and working capital as amounts are advanced under the JMJ Note. At the option of JMJ, at any time, the 2010 Note principal and interest is convertible only into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 85% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. If no such conversions are made, the principal and interest amount is due and payable in cash on the maturity date.

In 2011, JMJ exercised its conversion rights under the 2010 Note, and the Company issued JMJ a total of 22,700,000 shares, for a total value of $1,134,637.  JMJ returned 590,000 of these shares to the Company on November 11, 2011, which amounted to $184,552.

St. George Investments, LLC

On March 10, 2011, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with St. George Investments, LLC, (“St. George”) an Illinois limited liability company (the "Investor") whereby the Company issued and sold, and the Investor purchased: (i) Secured Convertible Promissory Notes of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant"). The Investor paid $250,000 in cash as an initial payment to the Company and executed and delivered six separate “Secured Buyer Notes” (the “Buyer Notes”), as consideration in full for the issuance and sale of the Company Note and Warrants.

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000.00 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500.00 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000.00 each, with interest rates of 5.0%. To date, St. George has paid $750,000 of the $1,000,000 total amount.

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $.179. The warrant also contains a net exercise /cashless exercise provision. Pursuant to conversions made by St. George under the above-described notes in 2011, the Company issued 8,300,000 total shares to St. George for a total value of $117,461.

In July 2011 St. George acquired portions of Shelter’s Replacement Note, described above, in a total amount of $250,000, through several separate assignments. St. George has exercised its conversion rights under the Replacement Note and these assignments thereof. In total, the Company issued 4,097,364 shares for a total value of $251,178, pursuant to these conversions.

The following issuances were made by the Company under an exemption pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, pursuant to the facts as detailed herein:

In August of 2011, Ironridge Global IV, Ltd. (“Ironridge”), the holder of certain claims against the Company in the amount of $260,695.20 due for services provided to us which had not been paid, filed a complaint against us in Superior Court of California, County of Los Angeles. On August 17, 2011, the Court approved our settlement of the complaint in exchange for issuing 7,000,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement, the number of shares to be issued to Ironridge was subject to adjustment. In addition to the 7,000,000 shares issued to Ironridge on August 17, 2011, an additional 2,179,018 shares were issued to Ironridge on November 4, 2011, pursuant to the adjustment required under the settlement agreement.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2011.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. In March 2010, we began to process and store cord blood in our own facility. We provide the following services to each customer.

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

Rain

Rain had specialized in creating direct response television and radio advertising campaigns, including media placement and commercial production.  In 2010, management has reduced the activities of Rain, terminated its former employees, and is no longer seeking business.  This is consistent with management’s decision to focus its attention on the stem cell storage business and related activities.

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

Franchise revenues which are part of Biocordcells current income are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed.  Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method shall be used to account for a franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability.

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

Going forward, management will continue to assess the market conditions, particularly related to the cost of customer acquisition, both organic growth and M&A activity and whether they will lead to profitability.

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

Results of Operations for the Year Ended December 31, 2011 Compared To the Year Ended December 31, 2010

For the year ended December 31, 2011, our total revenue increased $1.54 million, or 37% to $5.67 million as compared to $4.13 million for the year ended December 31, 2010. Cord’s revenues were $3.47 million, while Stellacure’s revenues contributed $0.59 million, and Biocordcell’s revenues contributed $1.61 million. The increase in revenue overall, is due to growth in our customer list, revenue generation from the placenta project, which contributed $0.15 million, and the 2010 acquisitions of Stellacure and Biocordcell as-well-as the addition of Neocells customer lists in 2011. Cord’s annual storage fees increased approximately $0.45 million, or 20.4% from the prior comparative year, to approximately $2.65 million. Cord remains focused on strategic organic growth and accretive acquisition strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services increased $0.23 million to $1.86  million, and gross profit  which is 67% increased by $1.3 million, or 52% to $3.8 million. The increase is a result of adding the acquisitions of Stellacure & Biocordcell, acquiring samples from Neocells as well as bringing lab processing in house in 2010.  The 2011 costs for operating the Placenta project has remained at $0.1 million.   The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses decreased by $0.7 million to a total of $7.6 million.  This decrease was due to reducing overhead and administrative expenses in the U.S.  Our interest expense and change in derivatives liability increased by approximately $0.66 million or 37 % to approximately $2.1 million in 2011. The primary reason for this increase is due to the DWAC settlement on the JMJ share issuance.

Our total net loss decreased approximately $2.1 million, or 26% from $8.1 million for the year ended December 31, 2010 to $6.0 million for the year ended December 31, 2011. Of the $6.0 million net loss in 2011, $3.9 million was related to non-cash expenses made up of $2.5 million in interest and changes in derivative liabilities, $0.8 million in depreciation and amortization, $0.9 million related to DWAC settlement charges, and $0.2 million for stock option expenses.

Liquidity and Capital Resources

We have experienced net losses of $6.0 million and $8.1 million for the years ended December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, we had $0.2 million in cash. We currently collect cash receipts from operations through Cord and both of our subsidiaries, Biocordcells and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During 2011 our Notes payable decreased by $2.2 million through equity issuances.

Net cash used in operating activities decreased  approximately $2.5 million from the prior comparative year to $1.9 million. The decrease  was a result in the reduction of stock based compensation of $0.2 million as compared to $2.2 million recognized in 2010 . Net cash provided by financing activities decreased  approximately $1.8 million from the prior comparative year to $2.7million. This decrease was due to a reduction in the issuance of  notes payable amounting to $2.2 million as compared to 2010 in the amount of $4.2 million . During the year, cash and cash equivalents decreased approximately $0.15 million from the prior comparative year to $0.2 million.

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

Financial Condition and Results of Operations as of December 31, 2011

As of December 31, 2011, our total assets were $7.35 million as compared to $7.38 million as of December 31, 2010, or a decrease of approximately 0.4%.

As of December 31, 2011, total liabilities increased approximately 24 % to $8.2 million as compared to approximately $6.6 million as of December 31, 2010.  The increase is due to growth in deferred revenue which increased by $0.2 million, Cord’s accounts payable have increased by approximately $0.3 million.  Our derivative liability has increased approximately $0.73 million to $0.97 million. During the year, our notes payable have increased approximately $0.59 million to $2.3 million.

At December 31, 2011, we had a working capital deficit of approximately $4.9 million. We will continue to carry a deficit until such time, if ever, that we can increase our assets and reduce our significant liabilities which are currently composed of notes payable, derivatives liability, accounts payable, accrued expenses, and deferred revenues.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012 and is to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2011 and 2010, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23 of this Annual Report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2011.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Matthew L. Schissler	40	Chairman and Chief Executive Officer
Joseph R. Vicente	49	Director and Chief Operating Officer
Timothy McGrath	47	Director

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

Timothy McGrath has been a director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past twelve years. Mr. McGrath is currently serving as Controller for LogicInfo, a technology services company.  From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc.  From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We adopted a Code of Ethics on April 13, 2005 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11.   EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2011 and 2010 fiscal years as shown in the following table.

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

Elements of Compensation

Our compensation program for the named executive officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans, although Mr. Schissler’s and Mr. Vicente’s agreements have a bonus plan, subject to the Board’s discretion.  The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2011 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We have previously provided equity awards as a component of compensation.  Our Stock Option Plan  permits the granting of stock options to its employees, directors, consultants and independent contractors for up to eighty million shares of our common stock. We believe that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

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

Retirement Benefits

We have adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible U.S. employees, including our named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. After 1000 hours of service with the Company, we match dollar for dollar up to 3% of compensation ,  and then $0.50  per dollar up to 5% of compensation , for a maximum  cumulative match of 4%.  All contributions made by tax qualified employee’s are fully vested. We intend the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options. The company announced it was terminating the 401(k) Plan effective May 6, 2012, and has conformed with the notices required of such termination.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Matthew L. Schissler
Chairman and Chief Executive Officer	2011	181,913	54,574	0	0	236,486
	2010	177,581	51,975	125,579	0	355,135
Joseph Vicente	2011	126,787	31,624		0	158,411
Chief Operating Officer	2010	123,769	44,563	62,790	0	231,122

(1)
Bonuses to the named executive officers reported above relating to 2011 were paid in between June through December  2011. Bonuses to the named executive officers reported above relating to 2010 were paid in July 2010. Mr. Schissler’s bonuses were paid to Pyrenees Consulting, LLC.

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

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2011, and each person who served as an executive officer of Cord Blood as of December 31, 2011 (No grants were made during 2011):

2011 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)
Matthew L. Schissler			$-	$-
Chairman and Chief Executive Officer

Joseph Vicente			$-	$-
Chief Operating Officer

Holdings of Previously Awarded Equity

2011 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable		Unexercisable	($)	Date
Matthew L. Schissler	5,000	(1)		25.00	04/29/14
Chairman and Chief Executive Officer	206	(1)		18.00	07/01/15
	2,500	(1)		18.00	12/31/15
	16,000	(1)		31.00	09/12/15
	75,000			1.00	07/06/13
	602,740,	(1)	602.740	0.30	07/13/20
	1,214,645			1.00	12/31/19
	1,214,645			1.00	12/31/19
	154,686			1.00	07/01/20
	--		154,686	4.10	07/01/20

J Joseph Vicente	5,000			25.00	04/29/14
Chief Operating Officer	7,000			25.00	01/10/15
	2,500			25.00	08/01/15
	1,500			25.00	12/31/15
	75,000-			1.00	07/06/20
	602,740			0.30	07/06/13
	301,370	(1)	301,370	0.30	07/13/13
	607,323			1.00	12/31/19
	607,323			1.00	12/31/19
	77,344			4.10	07/01/20
	77,344-			4.10	07/01/20

(1)	These options vest equally over four years, commencing July 13, 2010 and ending July 13, 2013.

Option Exercises and Stock Vested

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 527,824 and 299,848 options respectively.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2011

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	--	$--	--	--	--	--	$--
Timothy McGrath	--	$--	--	--	--	--	$--
Joseph R. Vicente	--	$--	--	--	--	--	$--

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2011.  In 2011 the Company did not issue any shares related to its Board of Directors Compensation.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2011. During the fiscal year ended December 31, 2011, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information as of March 15, 2012, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 249,999,364 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company;

●	The Company’s Chief Executive Officer and each person who serves as an executive officer of the Company; and All executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Matthew L. Schissler	3,681,316	(3)	1.45%
Common	Joseph Vicente	2,346,766	(4)	*	%
Common	Timothy G. McGrath	90,667		*	%
Common	All executive officers and directors as a group (3 persons)	6,118,749		2.45%

———————
*	Less than 1% of the outstanding common stock.

(1)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Helm Drive, Las Vegas, NV 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 249,999,364 shares of common stock outstanding on March 15, 2012 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2012 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Includes 3,210,422  currently exercisable options held by Mr. Schissler, and 55,690 shares and 229,627 options held by Stephanie Schissler, Mr. Schissler’s wife. Mr. Schissler disclaims beneficial ownership of the shares beneficially owned by his wife. Percentage calculation considers additional outstanding of the potential options listed herein.

(4)	Includes 2,236,099 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

China Stem Cells, Ltd. .

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The minimum royalty fee due as of December 31, 2011 is $62,866.

In December of 2010, the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of December 31, 2011, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company’s CEO, Mathew Schissler, serves as a Director and as President of Cayman. In addition, a trust held fifty percent by Mathew Schissler, and fifty percent by his spouse Stephanie Schissler, owns 2% non dilutable interest in Cayman.

VidaPlus

As of December 31, 2011, the Company has approximately $327,092 loan receivable outstanding, which is convertible into equity. The Company currently owns 1% of share capital in initial equity.

Consulting Agreement with Pyrenees Consulting, LLC

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. Pyrenees Consulting is owned 50% by Stephanie Schissler, who is the spouse of the Company’s CEO, Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement entitles Pyrenees to a monthly retainer of $12,500 and stock option incentives for its services in relation to strategic corporate planning and other business related matters. The agreement term was 12-months and it automatically renewed for an additional 12-month period in 2011with a 5% increase in the monthly retainer  to $13,125. The agreement expired subsequent to year end, but Pyrenees Consulting continues to provide services for the Company.

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is approximately $30,000.  The Company’s CEO and Chairman of the Board, Mathew Schissler, owns 41.4% of the outstanding shares of FFGG, and is FFGG’s Chairman of the Board.  CBAI’s COO Joseph Vicente served on the Board of Directors of FFGG, but resigned, effective as of January 26, 2012.

Director Independence

Mr. McGrath is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rose, Snyder, Jacobs, serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$188,663	$101,620

Tax Fees	$24,803	$13,080

Total	$213,466	$114,700

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

32
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2012.

CORD BLOOD AMERICA, INC.

By:	/s/ Matthew L. Schissler
Matthew L. Schissler
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew L. Schissler
Matthew L. Schissler	April 16, 2012
CEO and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/ Joseph Vicente
Joseph Vicente	April 16, 2012
Director

/s/ Timothy McGrath
Timothy McGrath	April 163, 2012
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010. Cord Blood America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has insufficient working capital and an accumulated deficit at December 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs, LLP

Encino, California

April 11, 2012

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$196,367	$347,258
Accounts receivable, net of allowance for doubtful accounts of $109,827 and $10,000	213,405	540,279
Prepaid expenses	91,754	141,300
Other current assets	330,473	72,560
Notes receivable, related party, current	--	300,000
Total current assets	831,999	1,401,397
Property and equipment, net of accumulated depreciation and amortization of $393,270 and $248,404	734,749	571,431
Customer contracts and relationships, net of amortization of $ 2,587,896 and $1,949,377	4,756,786	5,038,582
Investment and notes receivable, related party	782,496	125,000
Goodwill	244,053	244,053
Total assets	$7,350,083	$7,380,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,232,460	$967,626
Accrued expenses	1,032,745	1,338,115
Deferred rent	61,339	112,231
Deferred revenue	1,600,428	1,397,161
Derivatives Liability	973,679	238,789
Promissory notes payable, current, net of unamortized discount of $106,821 and $0	789,872	1,490,400
Total current liabilities	5,690,523	5,544,322
Promissory notes payable, net of unamortized discount of $994,043 and $671,904	1,477,522	231,217
Interest on Promissory Notes	462,695	420,000
Deferred Revenue (long term portion)	598,179	438,631
Total liabilities	$8,228,919	$6,634,170
Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, shares authorized 250,000,000 , 138,804,403 and 62,838,832 shares issued and outstanding, inclusive of treasury shares	635,985	628,389
Additional paid-in capital	47,736,445	42,892,449
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	33,001	(551)
Accumulated deficit	(48,761,688)	(42,789,936)
Total Cord Blood America stockholders’ equity (deficit)	(956,090)	130,518
Non-controlling interest	77,254	615,775
Total stockholders’ equity (deficit)	(878,836)	746,293
Total liabilities and stockholders’ deficit	$7,350,083	$7,380,463

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010

Revenue	$5,668,482	$4,128,439
Cost of services	(1,856,195)	(1,622,046)
Gross Profit	3,812,287	2,506,393

Administrative and selling expenses	(7,609,472)	(8,310,587)
Start-up costs	(141,205)	(868,844)

Loss from operations	(3,938,390)	(6,673,038)

Interest expense and change in derivatives liability	(2,571,883)	(1,778,691)

Net loss before income taxes	(6,510,273)	(8,451,729)

Income taxes	--	--
Consolidated net loss	(6,510,273)	(8,451,729)

Non-controlling interest in income	538,521	359,224

Net loss attributable to Cord Blood America	$(5,971,752)	$(8,092,505)

Basic and diluted loss per share	$(0.07)	$(0.15)
Weighted average common shares outstanding	86,143,153	54,199,942

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total

Balance at December 31, 2009	49,477,351	$494,774	$34,763,094	$(599,833)	--	$(34,697,431)	--	$(39,396)
Shares issued for services	807,366	8,074	630,090					638,164
Shares issued for services	907,968	9,080	440,920					450,000
Share based compensation	41,316	413	2,221,844					2,222,257
Common Stock for debt conversion	10,258,328	102,583	3,600,479					3,703,062
Warrants exercised	427,720	4,277	(4,277)					--
Options exercised	807,672	8,077	(8,077)					--
Shares issued for security position	111,111	1,111	45,556					46,667
Reclassification of derivative liability			1,202,820					1,202,820
Acquisition of Biocordcell							974,999	974,999
Comprehensive income (loss)						(8,092,505)	(359,224)	(8,451,729)
Foreign currency translation					(551)
Balance at December 31, 2010	62,838,832	$628,389	$42,892,449	$(599,833)	$(551)	$(42,789,936)	$615,775	$746,293
Shares issued for services	1,288,099	129	80,037					80,166
Shares issued for Compensation	445,671	45	52,305					52,350
Issuance of Common Stock for Debt Conversion	62,175,091	6,217	2,160,556					2,166,773
Shares issued for DWAC settlements	923,661	92	245,722					245,814
Shares issued for Cash	1,953,025	195	511,805					512,000
Ironridge Global	9,179,018	918	856,244					857,162
Fractional Share Adjustment	1,006							--
Stock Option Expense			201,995					201,995
Derivative Adjustment			735,332					735,332
Consolidated Net Loss						(5,971,752)	(538,752)	(6,510,273)
Comprehensive Income					33,552			33,552

Ending Balance December 31, 2011	138,804,403	$635,985	$47,736,445	$(599,833)	$33,001	$(48,761,688)	$77.254	$(878,836)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities
Consolidated Net Loss	$(6,510,273)	$(8,451,729)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued (cancelled) relating to services, net	80,166	638,164
Shares issued to employees, directors, and consultants	52,350	--
Shares issued to ViviCells	--	46,667
Amortization of loan discount	1,589,302	887,834
Stock based compensation	201,995	2,222,257
(Bad debt) Recovery	74,726	62,954
Depreciation and amortization	790,190	587,778
Change in value of derivative liability	(349,869)	(223,593)
Shares issued as payment of interest on convertible notes	113,099	--
Payment for Acquisition of Biocordcell	--	(315,000)
Start-up costs for Stellacure	--	820,471
Foreign currency translation	33,552	(551)
Interest expense on Ironridge Global Transaction	570,960	--
Accrued Interest Receivable on Loan Receiveable (China Stem Cells)	(25,269)	--
DWAC Settlement liabilities	917,200	--
Net Change in operating assets and liabilities	545,691	(658,998)
Net cash used in operating activities	(1,916,181)	(4,383,746)

Cash Flows from Investing Activities
Purchase of property and equipment	(314,483)	(175,986)
Loan receivable from ViviCells International, Inc.	--	(300,000)
Loan receivable from China Stem Cell, Ltd.	(275,000)	(125,000)
Loan receivable from and Investement in VidaPlus	(357,227)	--
Cash acquired during acquisition of Biocordcell	--	134,643

Net cash used in investing activities	(946,710)	(466,343)
Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	2,200,000	4,160,000
Payments on notes payable	--	(100,000)
Net payments on advances from stockholders	--	(29,229)
Proceeds from issuance of common stock	512,000	450,000

Net cash provided by financing activities	2,712,000	4,480,771

Net decrease in cash and cash equivalents	(150,891)	(369,318)

Cash and Cash Equivalents, beginning of year	347,258	716,576

Cash and Cash Equivalents, end of year	$196,367	$347,258

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$80,776	$120,445
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for cancellation of warrants and put option	$--	$1,590,400
Acquisition of Neocells customer contracts as repayment	$320,416	$--

Conversion of debt and payables into common shares	$2,166,773	$3,703,062

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $48.7 million as of December 31, 2011. In addition, CBAI has consumed cash in its operating activities of approximately $1.9 million for the year ending December 31, 2011 and has a working capital deficit of $4.9 million as of December 31, 2011. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 in addition to the acquisition of Biocordcell in 2010 (Note 3). During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells.  Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2012: $609,561; 2013: $576,447; 2014: $543,332; 2015: $510,219; 2016: $477,105.

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company. As such, the investment is carried at cost less Cord's proportionate share of ViviCells net loss for the period since investment. At December 31, 2010, the carrying amount of this investment was $0.  During 2011 the Company foreclosed on and acquired all the assets of Neocells, a subsidiary of ViviCells, as satisfaction on the outstanding receivable from ViviCells. There is no remaining investment in ViviCells as of December 31, 2011 because of this action.

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, and a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company.  The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over these companies. The cost of this investment was $0.  At December 31, 2011 the cost of these investments were $30,098.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

Franchise revenues which are part of Biocordcells current income are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed.  Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for a franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability

Cost of Services

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2011.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taking authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2011 and 2010.  The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2006 and by the IRS for years through 2007.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding of 86,143,153 and 54,199,942 for the years ended December 31, 2011 and 2010, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$196,367	$--	$--	$196,367

Derivatives liability	--	--	(973,679)	(973,679)

Derivatives liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.1% to 1.28%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$347,258	$--	$--	$347,258

Derivatives liability	--	--	(238,789)	(238,789)

Derivatives liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.20% to 1.70%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivatives liability:

Value at December 31, 2009	$2,405,553
Issuance of Instruments	855,903
Decrease in Value	(225,913)
Reclassification of value of
Warrants exercised	(2,796,754)
Value at December 31, 2010	$238,789
Issuance of Instruments	1,820,094
Decrease in Value	(349,869)
Reclassification of Value of	(735,335)
Warrants Exercised	(0)
Value at December 31, 2011	$973,679

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012 and is to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

Given that Stellacure has operated at a loss for the past several years, has negative working capital as of the acquisition date, and has a limited operating history, the Company determined that the fair value of any intangible assets identified as well as the non-controlling interest was $0.  As such, the Company recorded a charge of $820,471 to its consolidated statement of operations in 2010 relating to the acquisition because the costs incurred in the acquisition were akin to a startup cost for the Company’s expansion into Europe.

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

Under the Agreement, the Company paid $375,000 in cash at the closing, and paid an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performance.  A portion of the advancement ($100,000) was carried as a loan against performance outcomes that may not be met.

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010; and additional contingent “earn-out” compensation in 2012 based on achieving certain levels of net income in 2011.

The earn-out provisions are as follows for Bio’s 2010 fiscal year, which ended December 31, 2010:

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

In connection with the acquisition of Bio, the Company recognized non-controlling interest amount of $974,999, representing its acquisition date fair value, based on management’s estimate. At the acquisition date, the Company estimated the total purchase price of Biocordcell to be $975,000, including $250,000 of contingent earn-out.  In 2011, the Company paid out $500,000 in connection with the 2010 earn-out. The Company has estimated and recorded an accrual in the amount of $250,000 related to the earn-out for 2011 for Bio.  The Company and the selling shareholders are in dispute over the amount of the 2011 earn-out based on their interpretation of the terms of the agreement. See Note 8.

The Stellacure and Biocordcell acquisitions, individually and in aggregate, did not meet the definition of a significant subsidiary. As such, pro-forma financial were not deemed necessary and considered immaterial.

Note 4. Property and Equipment

At December 31, 2011, property and equipment consists of:

	Useful Life (Years)	2011	2010

Furniture and fixtures	1-5	$136,396	$48,659
Computer equipment	5	138,510	164,310
Laboratory Equipment	1-5	347,465	184,427
Freezer equipment	7-15	352,274	318,086
Leasehold Improvements	5	154,374	104,353
		1,129,019	819,835
Less: accumulated depreciation and amortization		(393,270)	(248,404)
		$735,749	$571,431

For the years ended December 31, 2011 and 2010, depreciation and amortization expense totaled $151,165 and $108,089 respectively.

Note 5. Accrued Expenses

The components of accrued expenses at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Accrued settlement costs	$--	$488,885
Accrued Biocordcell investment	250,000	500,000
Other accrued expenses	782,745	349,230
	$1,032,745	$1,338,115

Note 6. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2011 and 2010, notes and loans payable consist of:

	2011	2010
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	672,986	658,121
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	700,025	99,975
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company’s assets, one-time interest charge of 10%, due January 12, 2014	150,000	--
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	803,529	--
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 1, 2012	125,000	--
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 15, 2012	125,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before June 28 12, 2012	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 26 12, 2012	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 3, 2012	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 22, 2012	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before November 4, 2012	25,000	--
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 January 2011 through September 2011	369,693	1,490,400
Convertible Promissory Note to Tangiers Investors, secured by $100K of the Company’s assets. Due on or before November 22, 2012	27,000	--
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.50%, due October 7, 2013	145,025	145,025
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 8, 2012	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 16, 2012	25,000	--
Convertible Promissory Note to Tangiers Investors, secured by $50K of the Company’s assets. Due on or before December 16, 2012	50,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	25,000	--
	3,368,258	2,393,521
Less: Unamortized Discount	(1,100,864)	(671,904)
	$2,267,394	$1,721,617

Note 7. Investment and Notes Receivable, Related Parties

At December 31, 2011 and 2010, notes receivable consist of:

	2011	2010
Note Receivable from ViviCells International, Inc., related party, has 10% annual interest, is due March 15, 2011, and is collateralized by security interests and a super priority lien on substantially all property and assets of ViviCells and its' subsidiaries currently existing or hereafter acquired or arising.	--	200,000

Note Receivable from ViviCells International, Inc., related party, has 10% annual interest, is due March 15, 2011, and is collateralized by security interests and a super priority lien on substantially all property and assets of ViviCells and its' subsidiaries currently existing or hereafter acquired or arising.	--	100,000

Convertible Note Receivable from China Stem Cells, Ltd, related party, has 7% annual interest, payable semi-annually through December 10, 2011, annual principal and interest payments of $33,438 from December 10, 2012 through December 10, 2016, when the note matures, and collateralized by a debt of share charge.	425,306	125,000
Note Receivable from VidaPlus pledged by samples convertible into shares after 12 months at companies discretion and upon notice required by agreement	327,092	--
Investment in VidaPlus convertible into shares, pledged by samples	30,098	--
	$782,497	$425,000

Note 8. Commitments and Contingencies

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

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”). At the time the DWAC system was not available to Company shareholders for newly issued shares of the Company’s common stock. As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others including changing the discount rate to 25%, in which the Company agreed to pay $671,385 to JMJ, both as liquidated damages to JMJ, and in consideration for an additional $1 million in financing, which has been added to the principal amount of the Earlier Note. The “Chill” has been lifted in November 2011, and the Company has no further damages associated with JMJ related to this matter.  As of December 31, 2011, the Company notes payable balance with JMJ Financial was $1,668,036.

Shelter Island Warrants And Puts

After extensive negotiations with Shelter Island, the parties entered into a transaction on July 21, 2010, whereby the 36 million shares Warrant Agreement was canceled, and the obligation represented by the Put Option Agreement was satisfied by the Company's delivery  to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400  (the "Replacement Note"). With this agreement, the derivative liability of $1,608,658 was reduced to $1,590,400 and then reclassified on the balance sheet as a note payable. The Replacement Note matured on September 30, 2011, bears interest at 16% per annum, interest-only is due, for the period July 31, 2010 through January 31, 2011, and is payable in six equal monthly installments of $265,067 each, commencing January 31, 2011. The Company, at its option, may pay the principal amount due on the Replacement Note by the issuance of unregistered Company Common Stock, to be valued at an agreed conversion rate that is fixed for this purpose, subject to certain adjustments, at 85% of the market value of the Company's common stock, calculated based on the five lowest daily closing prices for the stock over certain specified 20 day periods.

On March 17, 2011, the parties entered into an Amendment for above said Replacement Note.  The Amendment extended the commencement date of the six monthly installments each in the amount of $ 248,400, to be paid at the option of the Company in cash or stock, to April 30, 2011 in exchange for continued interest payments for February, March and April, along with a cash payment of $25,000 as an adjustment to the principal balance.  Other terms of the Replacement Note remain for the most part the same.  During the year ending December 31  2011 the note was reduced by $270,707 through the issuance of Company stock. The Note has been further reduced by $850,000 due to Tangiers and St. George purchases of the note from Shelter.  As of December 31, 2011, the Company note balance with Shelter Island was $369,963. See Note 15 related to getting the balance of the note paid.

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011.  The Company Note had an interest rate of 6.0%, which was increased to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000 each, with interest rates of 5.0%.  The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”).

The Investor has also received a five year warrant entitling it to purchase 1,399,253 shares of common stock of the Company at an exercise price of $.179.  The warrant also contains a net exercise /cashless exercise provision.

In July of 2011, St. George Investments purchased $250,000 ($125,000 each) of the Senior Secured Note payable to the Shelter Island Opportunity Fund, LLP.  In exchange, the Company entered into a Promissory Note with St. George in the amount of $250,000 ($125,000 each).  Interest shall accrue at 16% per annum and the Note matures on December 31, 2011.   St. George may convert into Company common stock at a price per share equal to eighty percent (80%) (as may be adjusted from time to time pursuant to the terms) of the average closing bid price of the Company’s Common Stock for the three (3) Trading Days (as defined in the Purchase Agreement) with the lowest Closing Bids during the twenty (20) Trading Days immediately preceding the Conversion Date.  As of
December  31, 2011, the Note balance associated with the $250,000 Promissory note has been paid in full.

As of December 31, 2011 the balance due to St. George Investments was $831,318, including accrued interest of $27,789.

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

On July 12, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on July 12, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange for a $75,000 “Convertible Promissory Note” secured by Company assets due on July 12, 2012.  On July 20, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on July 20, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange a $75,000 “Convertible Promissory Note” secured by Company assets due on July 20, 2012.  On August 3, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on August 3, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange a $75,000 “Convertible Promissory Note” secured by Company assets due on August 3, 2012.  On August 19, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on August 19, 2012 and Tangiers purchased $75,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange, the Company issued a $75,000 “Convertible Promissory Note” secured by Company assets due on August 19, 2012.  On August 22, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on August 22, 2012.  On November 4, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on November 4, 2012.  On November 22, 2011Tangiers purchased $100,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange, the Company issued a $100,000 “Convertible Promissory Note” secured by Company assets due on November 22, 2012.  On December 8, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 8, 2012.  On December 16, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 16, 2012 and Tangiers purchased $50,000 of the Senior Secured Note payable to the Shelter Island Opportunity Fund in exchange a $50,000 “Convertible Promissory Note” secured by Company assets due on August 3, 2012.   On December 27, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2012.The Payee at its option may elect to convert all or part of the principal and any accrued unpaid  interest on these notes at any time or times on or before the aforementioned maturity dates.  The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note.  As of December 31, 2011, the Company has a Note balance of $527,000 with Tangiers.

VidaPlus

 On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The Company loaned $153,092  (US) to VidaPlus during the year ended December 31, 2011 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.  The second and third tranches contain conditional components for funding to continue from CBAI, including payments to Stellacure by Vida to be current with previously agreed to terms between the parties. The Company believes that further support of a key channel partner to Stellacure provides additional opportunities for expansion throughout Europe.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement.  In total, the Company has loaned VidaPlus $327,092 in connection with this Agreement as of December 31, 2011.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2011, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

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

Under the Agreement, the Company paid $375,000 in cash at the closing, and was obligated to pay an additional $350,000 in October, 2010, $150,000 of which is part of the fixed portion of the purchase price for the shares, for a total minimum purchase price of $525,000. The remaining $200,000 of this payment represents advances against the contingent payments due based on Bio’s 2010 and 2011 net income performances. In 2011, the Company negotiated and paid out the amount of $500,000 in connection with the 2010 earn out.  The Company has recorded an accrual in the amount of $250,000 related to the earn-out for 2011 for Biocells.  The Company is involved in a dispute with the selling shareholders of Bio over the amount of the 2011 earn-out to be paid based on the interpretation of the terms of the agreement. The Company intends to vigorously defend its position, and believes it will prevail. Should the Company not prevail, the amount of additional potential liability would range between $0 and $455,000.

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

Operating Leases

CBAI and its subsidiaries leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term,  September 30th  of  2012. CBAI's subsidiaries lease office and warehouse space in Argentina (BioCord Cells) and Germany (Stellacure). The lease for BioCord is for three years ending in 2014. Stellacure is on a month to month lease term. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of December 31, 2011, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2012	328,086	56,675	271,411
2013	236,232	--	236,232
2014	145,154	--	145,154
2015	--	--	--
Total	$709,472	56,675	652,797

Total rent expense for 2011 and 2010 under the operating leases amounted to $315,180 and $308,406 respectively.

Employee Benefit Plan

The Company has a Savings and Retirement 401K Plan covering all full time employees who have completed more than 1000 hours of service. The Company makes a matching contribution dollar for dollar up to 3% of compensation, and then $0.50 per dollar up to 5% of compensation for a maximum cumulative match of 4%.  The Company’s contributions to the Plan for the years ended December 31, 2011 and 2010 were $30,604 and $7,687, respectively.

Note 9. Related Party Transactions and Commitments

Related Party Transactions

China Stem Cells, Ltd.

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The minimum royalty fee due as of December 31, 2011 is $62,866.

In December of 2010, the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of December 31, 2011, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company’s CEO, Mathew Schissler, serves as a Director and as President of Cayman. In addition, a trust held fifty percent by Mathew Schissler, and fifty percent by his spouse Stephanie Schissler, owns 2% non dilutable interest in Cayman.

VidaPlus

As of December 31, 2011, the Company has loaned approximately $327,092 loan receivable outstanding, which is convertible into equity.  The Company acquired a 1% equity interest in VidaPlus during 2011.

Consulting Agreement with Pyrenees Consulting, LLC

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. Pyrenees Consulting is owned 50% by Stephanie Schissler, who is the spouse of the Company’s CEO, Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement entitles Pyrenees to a monthly retainer of $12,500 and stock option incentives for its services in relation to strategic corporate planning and other business related matters.  The agreement term was 12-months and it automatically renewed for an additional 12-month period in 2011with a 5% increase in the monthly retainer to $13,125.  The agreement has expired subsequent to year end, but Pyrenees Consulting continues to provide services for the Company.

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during 2011. The remaining balance on that account is $30,000 as of December 31, 2011. The Company’s CEO and Chairman of the Board, Mathew Schissler, owns 41.4% of the outstanding shares of FFGG, and is FFGG’s Chairman of the Board.  CBAI’s COO Joseph Vicente served on the Board of Directors of FFGG, but resigned, effective as of January 26, 2012.

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

On March 2, 2010, the Company awarded a total 200,000 options to purchase common shares to Stephanie Schissler, to compensate her for both past services and future services.

On June 1, 2010 and June 25, 2010, Matthew Schissler exercised 507,824 and 299,848 options respectively.

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 shares of the Company's common stock for future issuance under the Plan. The Company canceled the Company's 2010 Flexible Stock Plan, and returned 501,991 reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2010	7,492,731	1.01	7.30
Granted	664,059	1.01	--
Exercised	807,672	--	--
Forfeited/Expired	397,808	--	--
Outstanding, December 31, 2010	6,951,310	1.01	7.30
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding, December 31, 2011	6,951,310	1.01	6.26
Exercisable at December 31, 2011	6,022,200	0.96	6.44

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,903,286	6.28	$0.83	5,986,230	$0.78
$21.00---30.00	30,126	2.81	25.00	30,126	25.00
$31.00—51.00	17,898	6.26	31.21	17,899	31.21
	6,951,310	6.26	$1.01	6,034,255	$0.96

A summary of the activity for unvested employee stock options as of December 31, 2011 and changes during the year is presented below:

	Weighted Average Grant Date Fair Value per Share
	2011	2010	2011	2010
Nonvested at January 1,	1,951,140	4,998,619	$1.01	$1.01
Granted	---	664,059	--	1.01
Vested	1,034,084	(2,506,052)	1.01	1.01
Exercised	---	(807,138)	--	1.01
Cancelled	---	(398,348)	--	1.01
Pre-vested forfeitures	---	--	--	--
Nonvested at December 31,	917,056	1,951,140	$0.39	$1.01

The total compensation cost related to non-vested options amounts to $58,229.

Note 11. Warrant Agreements

A summary of warrant activity since January 1, 2009 is as follows:

On July 2, 2009, the Company executed a Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC, which also entitled them to a five-year conditional warrant to purchase 14,464,285 of the Company’s Common Stock at $0.70 per share.

On September 23, 2009, the Company issued a Promissory Note for $200,000 to Joseph Schottland along with 542,005 three-year warrants at $0. 37 per share.

On January 30, 2009, Enable Capital, a warrant holder, exercised their right to purchase 314,491 shares of the Company’s Common Stock at $0.86 per share.

On October 10, 2009, Cornell, a warrant holder, exercised their right to purchase 12,639 shares of the Company's Common Stock at $35.00 per share, on a cashless basis.

On January 14, 2010, Schottland, a warrant holder, exercised their right to purchase 427,720 shares of the company's Common Stock at $0.37 per share, on a cashless basis.

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The following table summarizes the warrants outstanding and exercisable at December 31, 2011 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
157,297	$10.1	02/14/2012
40,000	$10.1	02/14/2012
29,167	$3.70	11/26/2012
37,970	$3.70	11/26/2012
96,555	$18.75	05/30/2013
114,286	$0.37	06/23/2012
1,392,354	$0.179	03/10/2016
Total 1,867,629

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

On January 14, 2010, a warrant holder exercised a portion of their warrants, or 427,720 shares at an exercise price of $0. 37, exercised on a cashless basis.

On June 1, 2010, the CEO exercised a portion of his options, or 507,824 shares at an exercise price of $0.33, exercised on a cashless basis.

On June 25, 2010, the CEO exercised a portion of his options, or 299,848 shares at an exercise price of $0. 33, exercised on a cashless basis.

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

As of December 31, 2011 CBAI had 138,804,403 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the year ended December 31, 2011:

	Umbilical Cord Blood	Stellacure	Biocordcell	Segment Total	Eliminations	Condensed Consolidated Totals
Revenue from External Customers	$3,468,002	$593,190	$1,607,290	5,668,482		$5,668,482
Interest Expense and change in Derivative Liability	1,966,798	82,330	49,743	2,098,871	3,253	2,102,124
Depreciation and Amortization	740,802	10,969	38,419	790,190		790,190
Segment Income (Loss)	(4,960,321)	(639,359)	(355,146)	(5,953,127)	452,834	(5,501,992)
Segment Assets	7,314,893	219,438	1,355,259	8,889,591	(895,593)	7,993,997

The table below presents certain financial information  by business segment for the year ended December 31, 2010:

	Umbilical Cord Blood	Stellacure	Biocordcell	Segment Total	Eliminations	Condensed Consolidated Totals
Revenue from External Customers	$3,248,023	$450,187	$430,229	$4,128,439	--	$4,128,439
Interest Expense and change in Derivative Liability	1,727,172	26,497	25,022	1,778,691		1,778,691
Depreciation and Amortization	563,086	17,419	7,273	587,777		587,778
Segment Income (Loss)	(6,947,884)	(746,232)	12,858	(7,681,258)	(461,247)	(8,142,505)
Segment Assets	$6,851,443	347,686	457,019	$7,656,148	(257,185)	$7,398,963

Note 15. Subsequent Events

VidaPlus

On January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares.  Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2, and elected to maintain its Pledge position with samples until further notice.

HaVi Enterprises, LLC

On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s COO Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule.

Shelter Island Opportunity Fund

On February 13, 2012, the Company paid in full its obligation, in connection with convertible debt financing consummated in February of 2007, with Shelter; and subsequent negotiations of the “Put Agreement” satisfied by the Company's delivery to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400. The remaining balance of the Note in 2012 was $369,692.56 and was acquired by Tangiers Capital.  The Tangiers obligation was subsequently retired as well in 2012.

Outstanding Shares

Subsequent to year-end the Company issued 111,194,961 shares resulting in an outstanding share amount of 249,999,364 shares with 250,000,000 authorized.  Of those shares issued subsequent to year end, 110,435,264 were issued to debt holders reducing the note balance by $1,564,320.

401(k) Plan Termination
The Company announced it was terminating the 401(k) Plan effective May 6, 2012, and has conformed with the notices required of such termination.