Form 10-Q
period 2012-03-31
Cord Blood America, Inc.
filed 2012-05-21
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from _________ to _________

———————
CORD BLOOD AMERICA, INC.
(Exact Name of Small Business Registrant as Specified in its Charter)
———————

FLORIDA	000-50746	90-0613888
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1857 HELM DRIVE LAS VEGAS, NV 89119	89119
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of March 31, 2012, 249,999,364 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (Audited)

ASSETS
Current assets:	March 31, 2012	December 31, 2011

Cash	$300,619	$196,367
Accounts receivable, net of allowance for doubtful accounts of $110,205 and $109,827	234,642	213,405
Prepaid expenses	119,479	91,754
Other current assets	276,526	330,473

Total current assets	931,266	831,999
Property and equipment, net of accumulated depreciation and amortization of $432,272 and $393,270	758,473	734,749
Customer contracts and relationships, net of accumulated amortization of $ 2,743,405 and $2,587,896	4,595,895	4,756,786
Investments and related party receivables	884,893	782,496
Goodwill	244,053	244,053
Total assets	$7,414,580	$7,350,083
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$950,229	$1,232,460
Accrued expenses	1,212,205	1,032,745
Deferred rent	32,496	61,339
Deferred revenue	1,547,246	1,600,428
Derivative liability	906,973	973,679
Note payable, related party	33,664	-
Promissory notes payable, current, net of unamortized discount of $92,395 and $106,821	305,286	789,872
Total current liabilities	4,988,099	5,690,523
Promissory notes payable, net of unamortized discount of $709,655 and $994,043	1,197,534	1,477,522
Interest on Promissory Notes	429,955	462,695
Deferred Revenue (long term portion)	697,950	598,179
Total liabilities	7,313,538	8,228,919
Commitments and contingencies, note 4
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 249,999,364 and 138,804,403 shares issued and outstanding, inclusive of treasury shares	647,108	635,985
Additional paid-in capital	50,021,560	47,736,445
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	3,524	33,001
Accumulated equity (deficit)	(50,021,766)	(48,761,688)
Total cord blood stockholders’ equity (deficit)	50,593	(956,090)
non-controlling interest	50,449	77,254
Total stockholders’ equity (deficit)	101,042	(878,836)
Total liabilities and stockholders’ equity (deficit)	$7,414,580	$7,350,083

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE 3 MONTHS ENDED MARCH 31, 2012 AND 2011

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2012	2011

Revenue	$1,556,292	$1,457,912
Cost of services	(434,797)	(471,202)
Gross profit	1,121,495	986,710
Administrative and selling expenses	(1,386,082)	(2,130,554)

Loss from operations	(264,587)	(1,438,844)
Interest expense and change in derivative liability	(1,022,296)	(730,869)
Net loss before income taxes	(1,286,883)	(1,874,713)
Income taxes	-	-
Consolidated net loss	(1,286,883)	(1,874,713)
Non-controlling interest in income	26,805	34,929
Net loss attributable to Cord Blood America	$(1,260,078)	$(1,839,784)
Basic and diluted loss per share	$($0.01)	$(0.03)
Weighted average common shares outstanding	209,141,141	65,841,079

Consolidated net loss	$(1,286,883)	$(1,874,713)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	(29,477)	(9,083)
Consolidated comprehensive income (loss)	(1,316,360)	(1,883,796)
Less: Comprehensive income (loss) attributable to the consolidated non-controlling interest	26,805	34,929
Comprehensive income (loss) attributable to Cord Blood America	$(1,289,555)	$(1,848,867)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2012	2011
Cash flows from operating activities:
Consolidated Net loss	$(1,286,883)	$(1,874,713)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	45,902	(23,050)
Shares issued to employees, directors and consultants	-	30,000
Amortization of loan discount	557,529	220,558
Depreciation and amortization	204,195	192,181
Stock Option Expense	16,897	96,089
Change in value of derivative liability	318,389	34,460
Shares issued as payment of Interest on convertible notes	68,498	--
Bad Debt (Recovery)	378	(480)
Foreign Currency Translation	(29,477)	(9,076)
DWAC Settlement liabilities	--	671,386
Accrued Interest Receivable on Investment (China Stem Cells)	(9,000)	--
Net change in operating assets and liabilities	(80,416)	(546,659
Net cash used in operating activities	(193,988)	(1,209,304)

Cash flows from investing activities:
Payments for purchase of property and equipment	(67,025)	(82,763)
Loan Receivable issued to China Stem Cells	-	(250,000)
Loans Receivable issued to and investment in VidaPlus	(93,397)	(218,861)
Net cash used in investing activities	(160,422)	(551,624)

Cash flows from financing activities:
Issuance of common shares for cash	--	566,691
Proceeds from issuance of promissory notes payable	425,000	1,250,000
Proceeds from issuance of note payable, related party	50,000	--
Repayments on note payable, related party	(16,336)	--
Net cash provided by financing activities	458,664	1,816,691

Net increase in cash	104,252	55,763
Cash balance at beginning of period	196,367	347,258
Cash balance at end of period	$300,621	$403,021

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2012	2011
Supplemental disclosures:
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt repaid through issuance of common stock	$1,556,886	$496,125

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited condensed consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Management has been able, thus far, to finance the losses, organic growth of the business and acquisitions, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and has existing debt instruments in place and available if such additional funding is necessary.  CBAI is continuing to attempt to increase revenues within its core businesses.  In addition, the Company has taken steps to reduce its overall spending by reducing its labor force, any additional investment in international entities and other non-essential expenditures. The ongoing execution of CBAI's business plan is anticipated to result in a positive operating income over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock. As such, the investment is carried at cost less Cord's proportionate share of ViviCells net loss for the period since investment. At December 31, 2011, the carrying amount of this investment was $0.  During 2011 the Company foreclosed on and acquired all the assets of Neocells, a subsidiary of ViviCells, as satisfaction on the outstanding receivable from ViviCells. As of December 31, 2011, there is no remaining investment in ViviCells because of this action.

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, and a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company for $30,098.  During the quarter ended March 31, 2012, the Company converted $174,000 of loans receivable from VidaPlus into an additional 6% of equity investment for a total of 7% equity  investment in VidaPlus.  The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over these companies. The cost of the investment in China Stem Cells Ltd. was $0.  At March 31, 2012 the total cost of the investment in VidaPlus was $204,098.

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalent	$300,619	$—	$—	$300,619

Derivative liability	$—	$—	$(906,973)	$(906,973)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.20% to 1.28%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$973,679
Issuance of instruments	$291,455
Increase in Value	$318,389
Reclassification	$(676,550)
Value at March 31, 2012	$906,973

For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amount approximate fair value due to their short maturities. The carrying amounts of the Company's notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

Note 3. Promissory Notes Payable

At March 31, 2012 and December 31, 2011, promissory notes payable consist of:

	March 31, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	122,681	672,986
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	700,025	700,025
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company’s assets, one-time interest charge of 10%, due January 12, 2014	150,000	150,000
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	912,139	803,529
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 1, 2012	--	125,000
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 15, 2012	--	125,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before June 28 12, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 26 12, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 3, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 22, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before November 4, 2012	25,000	25,000
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 January 2011 through September 2011	--	369,693
Convertible Promissory Note to Tangiers Investors, secured by $100K of the Company’s assets. Due on or before November 22, 2012	--	27,000
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.50%, due October 7, 2013	145,025	145,025
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 8, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 16, 2012	25,000	25,000
Convertible Promissory Note to Tangiers Investors, secured by $50K of the Company’s assets. Due on or before December 16, 2012	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 17, 2013	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	50,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 10, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 16, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 24, 2013	20,000		--
	2,304,870	3,368,258
Less: Unamortized Discount	(802,050)	(1,100,864)
	$1,502,820	$2,267,394

During the quarter ended March 31, 2012, $1,490,025 of  the notes payable and $66,861 of accrued interest were converted into equity.

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

Under a previous outstanding Convertible Promissory Note having similar terms as described above and issued to JMJ and funded by JMJ in the amount of approximately $1,750,000 (the “Earlier Notes”), the Company was obligated to deliver common shares which could be placed into the Automated System for Deposits and Withdrawals of Securities (known as “DWAC”). At the time the DWAC system was not available to Company shareholders for newly issued shares of the Company’s common stock. As a result of this breach, on February 8, 2011, the Company entered into a settlement agreement with JMJ which contained the following term, among others including changing the discount rate to 25%, in which the Company agreed to pay $671,385 to JMJ, both as liquidated damages to JMJ, and in consideration for an additional $1 million in financing, which has been added to the principal amount of the Earlier Note. The “Chill” has been lifted in November 2011, and the Company has no further damages associated with JMJ related to this matter.  There are two additional Convertible Promissory Notes having similar terms as described above and issued to JMJ and funded by JMH in the amount of approximately  $750,000.  As of March 31, 2012, the Company notes payable balance with JMJ Financial was $1,117,731.

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

As of March 31, 2012 the balance due to St. George Investments was $912,139.

Tangiers Investors

On November 4, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on November 4, 2012.  On December 8, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 8, 2012.  On December 16, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 16, 2012.  On December 27, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2012.  On January 17, 2012 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2013.  On January 20, 2012 the Company issued a $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on January 20, 2013.  On January 27th, February 3rd, 10th, 16th and 24th of 2012 the Company issued five (5) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates.  The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note.  As of March 31, 2012, the Company has a Note balance of $275,000 with Tangiers.

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain.  The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing.  The initial investment is secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees.  The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR).  The Company loaned $153,092 (US) to VidaPlus during the year ended December 31, 2011 and $93,396 during the quarter ended March 31, 2012 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place every 12 months, and the obligation will have been met in full after 1,000 samples have been processed and stored.  The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).  VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company is obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement.  Tranche 2 did contain provisions that provided the Company an option to discontinue funding if certain performance targets were not met.  As such, on January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan of $174,000 into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares.  Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2, and elected to maintain its Pledge position with samples until further notice.

At March 31, 2012, the Company holds 7% of VidaPlus and has a balance of convertible loans receivable amounting to $246,524.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 2011 and March 31, 2012, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

Contingencies

Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She seeks monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  The Company plans to vigorously defend against the claims.  The Company placed its insurance carrier on notice, and the insurance carrier engaged outside counsel to represent the Company in the action.  See Note 10.

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

Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Matthew L. Schissler, the Company’s Chief Executive Officer, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Schissler. Mr. Schissler’s  Executive Employment Agreement has an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Schissler and the Company in July of  2008.  The agreement  also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 30% Mr. Schissler’s prior year base salary.  The Agreement provides for a change of control (defined in the employment agreement) termination bonus, which provide that if the employee is terminated, his compensation reduced, or the employee terminates his employment within one year after a change of control, then Mr. Schissler is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied by two and one-fourth (2.25).  The agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Schissler without cause in an amount equal to all compensation paid by the Company to the Employee for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the Agreement. See Note 10.

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

Operating Leases

CBAI and its subsidiaries leases office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term,  September 30th  of  2012. CBAI's subsidiaries lease office and warehouse space in Argentina (BioCord Cells) and Germany (Stellacure). The lease for BioCord is for three years ending in 2014. Stellacure is on a month to month lease term. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of March 31, 2012, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid

2012	$170,901	37,783	133,118
2013	154,082	--	154,082
2014	118,142	--	118,142
Total	$443,125	37,783	405,342

Note 5. Related Party Transactions

China Stem Cells, Ltd.

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. However, payments on such royalties have not been received to date.

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

As of December 31, 2011 and March 31, 2012, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and received Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company’s CEO, Mathew Schissler, serves as a Director and as President of Cayman. In addition, a trust held fifty percent by Mathew Schissler, and fifty percent by his spouse Stephanie Schissler, owns 2% non dilutable interest in Cayman.

VidaPlus

As of March 31, 2012, the Company has $246,525 loan receivable outstanding, which is convertible into equity.  The Company acquired an additional 6% equity interest in VidaPlus during 2012 through conversion of a loan receivable, bringing its aggregate equity position to 7%.

Consulting Agreement with Pyrenees Consulting, LLC

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. Pyrenees Consulting is owned 50% by Stephanie Schissler, who is the spouse of the Company’s CEO, Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement entitles Pyrenees to a monthly retainer of $12,500 and stock option incentives for its services in relation to strategic corporate planning and other business related matters.  The agreement term was 12-months and it automatically renewed for an additional 12-month period in 2011with a 5% increase in the monthly retainer to $13,125.  The agreement has expired, but Pyrenees Consulting continues to provide services for the Company. See Note 10.

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during 2011. The remaining balance on that account is $30,655 as of March 31, 2012. The Company’s CEO and Chairman of the Board, Mathew Schissler, owns 41.4% of the outstanding shares of FFGG, and is FFGG’s Chairman of the Board.  CBAI’s COO Joseph Vicente served on the Board of Directors of FFGG, but resigned, effective as of January 26, 2012.

HaVi Enterprises, LLC

On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s COO Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule. The balance of this note at March 31, 2012, was $33,664.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.  The Company did not issue any stock options for the period ended March 31, 2012.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2011	6,951,310	1.01	7.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2011	6,951,310	1.01	6.26
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2012	6,951,310	1.01	6.01
Exercisable at March 31, 2012	6,022,200	0.96	6.20

The following table summarizes significant ranges of outstanding stock options under the stock option plan at  March 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.33 — 20.00	6,903,286	6.03	$0.83	5,974,176	$0.78
$21.00 —30.00	30,126	2.62	25.00	30,126	23.76
$31.00 — 51.00	17,898	6.02	31.21	17,898	31.21
	6,951,310	6.01	$1.01	6,022,200	$0.96

A summary of the activity for unvested employee stock options as of March 31, 2012 and changes during the year is presented below:

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2012	917,056	$0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at March 31, 2012	917,056	$0.39

The total compensation cost related to non-vested options amounts to $16,897.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

A summary of warrant activity since January 1, 2011 is as follows:

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The following table summarizes the warrants outstanding and exercisable at March 31, 2012 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
29,167	$3.70	11/26/2012
37,970	$3.70	11/26/2012
96,555	$18.75	05/30/2013
114,286	$0.375	06/23/2012
1,392,354	$0.179	3/10/2016
Total 1,670,332

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

As of March 31, 2012 CBAI had 249,999,364 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the three months ended  March 31, 2012:

	Umbilical			Segment		Condensed Consolidated
	Cord Blood	Stellacure	Biocordcell	Total	Eliminations	Total

Revenue from External Customers	$920,525	$121,831	$513,936	$1,556,292	$-	$1,556,292
Interest & Derivative Expense	1,014,742	18,384	7,853	1,040,979	(18,683)	1,022,296
Depreciation and Amortization	191,071	2,757	10,267	204,095	-	204,095
Segment Income (Loss)	(1,267,893)	(77,790)	66,412	(1,279,271)	19,193	(1,260,078)
Segment Assets	$7,400,433	$222,095	$752,326	8,374,854	$(960,274)	$7,414,580

The table below presents certain financial information by business segment for the three months ended March 31, 2011:

	Umbilical			Segment		Condensed
	Cord Blood	StellaCure	Biocordcell	Total	Eliminations	Total

Revenue from External Customers	833,907	129,506	$494,499	$1,457,912	$-	$1,457,912
Interest Expense	698,084	25,744	7,041	730,869	-	730,869
Depreciation and Amortization	185,505	2,509	4,166	192,180	-	192, 180
Segment Income (Loss)	(1,800,566)	(214,267)	140,120	(1,874,713)	34,929	(1,839,784)
Segment Assets	7,696,339	420,631	$595,667	$8,712,637	$(545,643))	$8,166,994

Note 10. Subsequent Events

401(k) Plan Termination
The Company announced it was terminating the 401(k) Plan effective May 6, 2012, and has conformed with the notices required of such termination.

Lindsay Bays
On or around May 8, 2012, the Court denied the Company’s Motion to Dismiss, without prejudice, and further ordered that the Plaintiffs be given leave until July 16, 2012 to conduct jurisdictional discovery regarding the Company’s and CorCell’s contacts with the state of West Virginia and granting the Company leave to, by motion, renew its challenge to personal jurisdiction no later than July 23, 2012.  The Court granted motions to dismiss for lack of personal jurisdiction filed by defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center. The Company plans to continue to vigorously defend against the claims.

Management Changes
Effective May 14, 2012, Matthew Schissler has resigned his position as Chairman, CEO, and Secretary, and as a Director of Cord Blood America.  Mr. Schissler is also no longer an officer or director with any of the Company's wholly owned subsidiaries.  Joseph R. Vicente, who had been Chief Operating Officer and Vice President of the Company prior to May 15th, was appointed Chairman and President by the Board of Directors on May 15th.  Mr. Vicente’s annual salary has been reduced by 12.5%, until otherwise determined by the Company’s Board of Directors.  The Board of Directors on May 15th also named Stephen Morgan as the Company's Vice President and Secretary.  He has served as General Counsel for the Company since August 2010 and will also remain in that role.

Effective May 14, 2012, the Company and Pyrenees Consulting, LLC (“Pyrenees”) terminated their arrangement, and Pyrenees no longer provides services for the Company.

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

The following information should be read in conjunction with our March 31, 2012 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2011 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2011, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2011.

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

Outstanding Shares

During the period ending March 31, 2012, the Company issued 111,194,961 shares resulting in an outstanding share amount of 249,999,364 shares with 250,000,000 authorized.  Of those shares issued during the first quarter, 110,435,264 were issued to debt holders reducing the note balance and related accrued interest by $1,556,886.

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

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

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

Results of Operations for the Three-Months Ended  March 31, 2012

For the three months ended March 31, 2012, our total revenue increased approximately $0.1 million, or 6.7% to $1.56 million over the prior comparative period.  Cord remains focused on strategic organic growth strategies, which management hopes will reduce or eliminate the losses and negative operating cash flow.

Cost of services decreased by approximately $.036 million to $0.435 million. Gross Profit increased by approximately $0.135 million or 13.6% to $1.1 million. The company anticipates that through the growth and expansion of our Cord business, and the processing and storage of the cord blood in our own facilities, our direct costs should decrease and our gross margins increase.

Administrative and selling expenses decreased by approximately $0.74 million from the prior comparative period to $1.38 million for a decrease of 34% over the prior comparative period.  Our net loss decreased by $.59 million, or approximately 31% to $1.28 million compared to the comparative period net loss of $1.84 million.

Liquidity and Capital Resources

Total assets at March 31, 2012 were $7,414,580 compared to $7,350,083 at December 31, 2011.  Total liabilities at March 31, 2012 were $7,313,538 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue  $1,536,484, $950,229 and $2,245,196.  At December 31, 2011, total liabilities were $8,228,919 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $2,267,394, $1,232,460 and $2,198,607.

We have experienced net losses of $1.26 million and $ 1.84 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  At March 31, 2012, we had $0.3 million in cash. We currently collect cash receipts from operations through both of our subsidiaries, BioCord and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses. During the period from December 31, 2011 to March 31, 2012, we decreased notes payable by $1.0 million, through equity conversion of debt.

Net cash used in operating activities decreased  approximately $1.0 million from the prior comparative period.  Net cash used in investing activities decreased by $0.4 million, this was due to less investment in foreign affiliates.  Net cash provided by financing activities decreased approximately $1.36  million from the prior comparative period to $0.46 million. At the end of the period, cash and cash equivalents decreased approximately $0.1 million from the prior comparative period to $0.3 million.

Management has been able, thus far, to finance the losses, organic growth of the business and acquisitions, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreement and Securities Purchase Agreement, and has existing debt instruments in place and available if such additional funding is necessary.  CBAI is continuing to attempt to increase revenues within its core businesses.  In addition, the Company has taken steps to reduce its overall spending by reducing its labor force, any additional capital investment in international entities and other non-essential expenditures. The ongoing execution of CBAI's business plan is anticipated to result in a positive operating income over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

We currently have financing through JMJ financial as follows:

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

In March 2011, the Company signed a Promissory Note for $1.00 million with JMJ Financial bearing a one-time interest rate of 10%, and maturing in March, 2014. The Company has drawn down a total of $.10 million on the note with no conversion into common shares.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it is Civil Action No. 2:11-0939. The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She seeks monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  On or around December 5, 2011, the Company filed a Motion to Dismiss the action.  Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

ITEM 1A. Risk Factors.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to those risk factors during the three months ended March 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In January 2012, 96,154 shares of common stock of the Company, at a total cash value on the date of issuance of $2,500, were issued to Angelo Rivolta for business consulting services.

In January 2012, 35,842 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000 were issued to Physician and Legal Consultant Services for medical consulting services.

In February 2012, 69,444 shares of common stock of the Company, at a total cash value on the date of issuance of $1,750, were issued to Angelo Rivolta for business consulting services.

In February 2012, 510,638 shares of common stock of the Company, at a total cash value on the date of issuance of $15,000, were issued to The Capitol Company for public relation related services.

In February 2012, 47,619 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000 were issued to Physician and Legal Consultant Services for medical consulting services.

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

The remaining balance of the Note, $369,692, was acquired by Tangiers from Shelter in Quarter 1 of 2012, and was subsequently retired in full as well.  As of March 31, 2012, the Company note balance with Shelter Island was retired in full.

Tangiers Investors, LP

During the period ended March 31, 2012, the Company issued 31,005,915 shares for a total value of $446,692 to Tangiers Investors, LP (“Tangiers”) pursuant to conversions by Tangiers under portions of Shelter’s Replacement Note, described above, acquired by Tangiers from Shelter.  $369, 692 of this total value was due to conversions by Tangiers under portions of the Replacement Note acquired by Tangiers during the period from January 2012 through March 2012.  The remainder $77,000 was due to conversions by Tangiers under portions of the Replacement Note that were acquired by Tangiers in 2011.

Tangiers also provided ten separate convertible notes, two for $125,000 each and eight for $25,000. The two $125,000 convertible promissory bears an interest charge of 7% per annum and mature one year from the date of issuance; June 1, 2012 and June 15, 2012 respectively.  Tangiers may elect to convert all or part of the principal of this Convertible Note and any unpaid or accrued interest at any time before the maturity date.  The conversion rate is 77.5% of the lowest Volume Weighted Average Price during the ten day prior to the conversion, subject to adjustments. The eight $25,000 notes bear an interest charge of 10% per annum and mature one year from the commencement date.  Tangiers may elect to convert all or part of the principal of this Convertible Note and any unpaid or accrued interest at any time before the maturity date.  The conversion rate is 70.0% of the lowest Volume Weighted Average Price during the ten day prior to the conversion, subject to adjustments.  In total, the company issued 24,330,366 shares for a total value of $366,122 pursuant to these conversions.

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

In 2012, JMJ exercised its conversion rights under the 2010 Note, and the Company issued JMJ a total of 38,892,000 shares, for a total value of $550,305.

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000.00 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500.00 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000.00 each, with interest rates of 5.0%. To date, St. George has paid the total amount of $1,000,000.

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

In total, the Company issued 16,206,983 shares through March 31, 2012 for a total value of $186,250, pursuant to these conversions.

Repurchase of Shares

We did not repurchase any of our shares during the Quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)
10.12	Form of Lock-Up Agreement. (8)
10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)
10.15	Amendment No. 1 to Securities Purchase Agreement filed herewith dated January 22, 2009 (10)
10.16	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)
10.17	Lease for Las Vegas Facility
10.18	2011 Flexible Stock Option Plan
10.19	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)
10.20	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)
10.21	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)
10.22	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)
10.24	Material Agreement between Company and Pyrenees Capital (16)
10.25	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)
10.26	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)
10.27	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)
10.28	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)
10.29	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)

10.31	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)
10.32	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).
10.33	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)
21	List of Subsidiaries (37)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)
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

(21) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: May 21, 2012	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	Chairman and President (Principal Executive Officer and Principal Financial and Accounting Officer)