Form 10-Q/A
period 2011-09-30
Cord Blood America, Inc.
filed 2012-05-25
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011 (the “Initial 10-Q”). This Amendment was necessary to reflect the restatement in the quarter ended September 30, 2011 relating to the valuation of the shares issued to Ironridge Global IV, Ltd. (“Ironridge”), an unrelated party, in connection with a settlement agreement the Company entered into in August 2011 in exchange for the transfer to Ironridge of certain claims against the Company in the amount of $260,695 due for services provided to us, which had not been paid. This restatement was necessary to recognize the value of such shares issued based on the fair value of the shares at the date of issuance as required by FASB ASC 505-50-30, Equity –Based Payments to Non-Employees.

This restatement changes the reported net loss for the three and nine months ended September 30, 2011. Except as otherwise stated herein, no other information contained in the Initial 10-Q has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

ASSETS
	(Restated)
Current assets:	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Cash	$235,544	$347,258
Accounts receivable, net of allowance for doubtful accounts of $54,045 and $10,000	387,791	540,279
Prepaid expenses	114,386	141,300
Other current assets	326,320	72,560
Notes receivable, related party, current	—	300,000
Total current assets	1,064,041	1,401,397
Property and equipment, net of accumulated depreciation and amortization of $547,222 and $446,743	669,083	571,431
Customer contracts and relationships, net of accumulated amortization of $2,430,184 and $1,949,377	4,914,497	5,038,582
Investments and related party receivables	697,350	125,000
Goodwill	244,053	244,053
Total assets	7,589,024	$7,380,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$953,913	$967,626
Accrued expenses	897,165	1,338,115
Deferred rent	59,827	112,231
Deferred revenue	1,564,499	1,397,161
Derivative liability	742,342	238,789
Notes payable, net of unamortized discount of $57,115 and $0	740,152	1,490,400
Total current liabilities	4,957,898	5,544,322
Promissory notes payable, net of unamortized discount of $822,499 and $251,903	1,648,523	651,217
Deferred revenue (long term portion)	429,978	438,631
Total liabilities	7,036,399	6,634,170

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 250,000,000 shares authorized, 101,018,608 and 62,838,832 shares issued and outstanding, inclusive of treasury shares	1,011,960	628,389
Additional paid-in capital	46,800,723	42,892,449
Common stock held in treasury stock, 2,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	(17,990)	(551)
Accumulated equity (deficit)	(47,103,258)	(42,789,936)
Total cord blood stockholders’ equity (deficit)	91,602	130,518
Non-controlling interest	461,023	615,775
Total stockholders’ equity (deficit)	552,625	746,293
Total liabilities and stockholders’ deficit	$7,589,024	$7,380,463

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Restated) NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Revenue	$4,381,142	$2,749,353
Cost of services	(1,367,882)	(1,171,856)
Gross profit	3,013,260	1,577,497
Administrative and selling expenses	(5,557,586)	(6,147,565)
Start-up Costs	(0.00)	(820,471)
Income (Loss) from operations	(2,544,326)	(5,390,539)
Interest expense and change in derivative liability	(1,923,609)	(865,326)
Net loss before income taxes	(4,467,935)	(6,255,865)
Income taxes	—	––
Non-controlling interest in income	154,752	221,680
Net loss	$(4,313,183)	$(6,034,185)
Basic and diluted loss per share	$(0.06)	$(0.12)
Weighted average common shares outstanding	73,452,892	52,305,200

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Restated) THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Revenue	$1,492,799	$958,449
Cost of services	(436,792)	(355,790)
Gross profit	1,056,007	602,659
Administrative and selling expenses	(1,550,408)	(2,361,878)
Start-up Costs	—	—
Loss from operations	(494,401)	(1,759,219)
Interest expense and change in derivative liability	(998,038)	(213,002)
Net loss before income taxes	(1,492,439)	(1,972,221)
Income taxes	—	—
Non-controlling interest in income	29,188	95,464
Net loss	$(1,463,251)	$(1,876,757)
Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average common shares outstanding	85,104,970	52,305,200

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Restated) NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER, 30,
	2011	2010
Cash flows from operating activities:
Consolidated Net loss	$(4,467,935)	$(6,255,865)
Non-Cash adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	74,016	601,464
Expense incurred in relation to stock options Shares issued to employees, directors and consultants	40,000	—
Amortization of loan discount	887,321	373,915
Shares issued to Vivicells	—	46,665
Depreciation and amortization	578,812	435,235
Stock option expense	185,098	1,707,114,
Change in value of derivative liability	(339,174)	(25,974)
Shares issued as payment of interest on convertible notes	46,250	—
Bad debt expense	3,067	—
Start-up costs for Stellacure	—	820,471
Foreign currency translation	(17,440)	(41,457)
Non-cash interest expense on Ironridge Global transaction	483,798	—
DWAC settlement liabilities	885,441	—
Net change in operating assets and liabilities	(188,756)	(599,583)
Net cash used in operating activities	(1,829,502)	(3,253,018)

Cash flows from investing activities:
Payments for purchase of property and equipment	(203,370)	(137,538)
Loan receivable issued to China Stem Cells	(250,000)	—
Loan receivable issued to ViviCells International	—	(200,000)
Loan receivable issued to VidaPlus	(322,349)	—
Cash acquired during acquisition of Biocells	—	134,695
Net cash used in investing activities	(775,719)	(202,843)

Cash flows from financing activities:
Issuance of common shares for cash	512,000	200,000
Proceeds from issuance of notes payable	1,981,507	2,805,000
Payments on advances from shareholders	—	(29,229)
Net cash provided by financing activities	2,493,507	2,975,771

Net decrease in cash	(111,714)	(480,090)
Cash balance at beginning of period	347,258	716,576
Cash balance at end of period	$235,544	$236,486

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Restated) NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
Supplemental disclosures:
Cash paid for interest	$––	$—
Cash paid for income taxes	$––	$––
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Neocells customer contracts as repayment on note receivable through foreclosure	$320,416	$—
Debt repaid through issuance of common stock	$1,979,851	$2,086,391

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

Restatement

We determined that our financial statements as of September 30, 2011 and for the three and nine months then ended required restatement related to the valuation of 7,000,000 shares issued to Ironridge Global IV, Ltd. (“Ironridge”), an unrelated party, on August 17, 2011 in connection with a settlement agreement approved by the court that the Company entered into in exchange for the transfer to Ironridge of certain claims against the Company in the amount of $260,695 due for services provided to us, which had not been paid. In addition to the 7,000,000 shares issued to Ironridge on August 17, 2011, an additional 2,179,018 shares were subsequently issued to Ironridge on November 4, 2011, pursuant to the adjustment required under the settlement agreement.

The fair value of the 7,000,000 shares issued at the date of issuance was $770,000. As such, the restatement was deemed necessary to record the value of these shares issued at $770,000 in accordance with FASB ASC 505-50-30, Equity-Based Payments to Non-Employees. The difference between the value of these shares issued to Ironridge and the value of the claims against the Company that were transferred to Ironridge (settled), plus a small amount of legal costs incurred, is $483,798 and represents the additional cost incurred by the Company to pay-off claims against the Company, and is recorded as interest expense (akin to a finance charge) on the restated financial statements.

The following tables reconcile the Company’s September 30, 2011 condensed consolidated financial statements as previously reported to the restated amounts:

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011
	As Originally		As
	Reported	Adjustment	Restated

ASSETS

Current assets:
Cash	$235,544		$235,544
Accounts Receivable, net	387,791		387,791
Prepaid expenses	114,386		114,386
Other current assets	326,320		326,320
Notes receivable, related party, current	-		-
Total current assets	1,064,041	-	1,064,041
Property and equipment, net	669,083		669,083
Customer contracts and relationships, net	4,914,497		4,914,497
Investments and related party receivables	697,350		697,350
Goodwill	244,053		244,053
Total assets	$7,589,024	$-	$7,589,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$953,913		$953,913
Accrued expenses	897,165		897,165
Deferred rent	59,827		59,827
Deferred revenue	1,564,499		1,564,499
Derivative liability	742,342		742,342
Notes payable, net of discount	740,152		740,152
Total current liabilities	4,957,898	-	4,957,898
Promissory notes payable, net of discount	1,648,523		1,648,523
Deferred revenue (long-term portion)	429,978		429,978
Total liabilities	7,036,399	-	7,036,399

Stockholders' deficit:
Preferred Stock	-		-
Common stock	1,011,960		1,011,960
Additional paid-in capital	46,316,925	483,798	46,800,723
Common stock held in treasury stock	(599,833)		(599,833)
Accumulated other comprehensive income (loss)	(17,990)		(17,990)
Accumulated equity (deficit)	(46,619,460)	(483,798)	(47,103,258)
Total Cord Blood stockholders' equity (deficit)	91,602	-	91,602
Non-controlling interest	461,023		461,023
Total stockholders' equity (deficit)	552,625	-	552,625
Total liabilities and stockholders' equity (deficit)	$7,589,024	$-	$7,589,024

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine month period ended September 30, 2011
	As Originally		As
	Reported	Adjustment	Restated

Revenue	$4,381,142		$4,381,142
Cost of services	(1,367,882)		(1,367,882)
Gross profit	3,013,260	-	3,013,260
Administrative and selling expenses	(5,557,586)		(5,557,586)
Start-up costs	-		-
Income (loss) from operations	(2,544,326)	-	(2,544,326)
Interest expense and change in derivative liability	(1,439,811)	(483,798)	(1,923,609)
Net loss before income taxes	(3,984,137)	(483,798)	(4,467,935)
Income taxes	-		-
Non-controlling interest in income	154,752		154,752
Net loss	$(3,829,385)	$(483,798)	$(4,313,183)

Basic and diluted loss per share	$(0.05)		$(0.06)
Weighted average common shares outstanding	73,452,892		73,452,892

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three month period ended September 30, 2011
	As Originally		As
	Reported	Adjustment	Restated

Revenue	$1,492,799		$1,492,799
Cost of services	(436,792)		(436,792)
Gross profit	1,056,007	-	1,056,007
Administrative and selling expenses	(1,550,408)		(1,550,408)
Start-up costs	-		-
Income (loss) from operations	(494,401)	-	(494,401)
Interest expense and change in derivative liability	(514,240)	(483,798)	(998,038)
Net loss before income taxes	(1,008,641)	(483,798)	(1,492,439)
Income taxes	-		-
Non-controlling interest in income	29,188		29,188
Net loss	$(979,453)	$(483,798)	$(1,463,251)

Basic and diluted loss per share	$(0.01)		$(0.02)
Weighted average common shares outstanding	85,104,970		85,104,970

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine month period ended September 30, 2011
	As Originally		As
	Reported	Adjustment	Restated

Cash flows from operating activities:
Consolidated net loss	$(3,984,137)	$(483,798)	$(4,467,935)
Non-Cash Adjustments to reconcile net loss to net cash used
in operating activities:
Shares issued (cancelled) related to services, net	74,016		74,016
Expense incurred in relation to stock options shares			-
issued to employees, directors and consultants	40,000		40,000
Amortization of loan discount	887,321		887,321
Shares issued to ViviCells	-		-
Depreciation and amortization	578,812		578,812
Stock option expense	185,098		185,098
Change in value of derivative liability	(339,174)		(339,174)
Shares isssued as payment of interst on convertible notes	46,250		46,250
Bad debt expense	3,067		3,067
Start-up costs for Stellacure	-		-
Foregin currency translation	(17,440)		(17,440)
Non-cash interest expense on Ironridge Global Transaction	-	483,798	483,798
DWAC settlement liabilities	885,441		885,441
Net change in opearting assets and liabilities	(188,756)		(188,756)
Net cash used in opearting activities	(1,829,502)	-	(1,829,502)

Cash flows from investing activities:
Payments for purchase of property and equipment	(203,370)		(203,370)
Loan receivable issued to China Stem Cells	(250,000)		(250,000)
Loan receivable issued to ViviCells International	-		-
Loan receivable issued to VidaPlus	(322,349)		(322,349)
Cash acquired during acquisition of Biocells	-		-
Net cash used in investing activities	(775,719)	-	(775,719)

Cash flows from financing activities:
Issuance of common shares for cash	512,000		512,000
Proceeds from issuance of notes payable	1,981,507		1,981,507
Payments on advances from shareholders	-		-
Net cash provided by financing activities	2,493,507	-	2,493,507

Net decrease in cash	(111,714)	-	(111,714)
Cash balance at beginning of period	347,258		347,258
Cash balance at end of period	$235,544		$235,544

Supplemental disclosures:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Neocells customer contracts as repayment on
note receivable through foreclosure	$320,416		$320,416
Debt repaid through issuance of common stock	$1,979,851		$1,979,851

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

Administrative and selling expenses decreased by approximately $0.81 million from the prior comparative period to $1.55 million. Our net loss decreased by $0.41 million, or approximately 22% to $1.46 million compared to the comparative period net loss of $1.87 million.

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

Administrative and selling expenses decreased by approximately $0.58 million from the prior comparative period to $5.6 million. Our net loss decreased by $1.72 million, or approximately 28.5% to $4.31 million compared to the comparative period net loss of $6.03 million.

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

We have experienced net losses of $1.87 million and $1.46 million for the three months ended September 30, 2010 and September 30, 2011, respectively.  At September 30, 2011, we had $0.23 million in cash. We currently collect cash receipts from operations through CBAI and both of our subsidiaries, BioCord and Stellacure. Cash flows from operations are not currently sufficient to fund operations in combination with these corporate expenses.

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

CORD BLOOD AMERICA, INC.

Date: May 25, 2012	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	President and Principal Financial and Accounting Officer