Form 10-Q
period 2012-06-30
Cord Blood America, Inc.
filed 2012-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of June 30, 2012, 249,999,364 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$332,928	$196,367
Accounts receivable, net of allowance for doubtful accounts of $110,205 and $109,829	261,530	213,405
Prepaid expenses	239,672	91,754
Other current assets	226,155	330,473
Total current assets	1,060,285	831,999
Property and equipment, net of accumulated depreciation and amortization of $473,872 and $393,270	812,172	734,749
Customer contracts and relationships, net of accumulated amortization of $ 2,903,543 and $2,587,896	4,436,618	4,756,786
Investments and related party receivables	893,993	782,496
Goodwill	244,053	244,053
Total assets	$7,447,121	$7,350,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,040,433	$1,232,460
Accrued expenses	974,508	1,032,745
Deferred rent	15,421	61,339
Deferred revenue	1,608,137	1,600,429
Derivative liability	713,897	973,679
Notes Payable, related party	8,542	--
Interest on Promissory Notes	13,171	--
Promissory notes payable, net of unamortized discount of $249,757 and $106,821	866,488	789,872
Total current liabilities	5,240,596	5,690,523
Notes payable, net of unamortized discount of $522,718 and $994,403	800,178	1,477,522
Interest on promissory note	42,855	462,695
Deferred Revenue (long term portion)	681,385	598,179
Total liabilities	6,765,014	8,228,919
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 249,999,364 and 138,804,403 shares issued and outstanding, inclusive of treasury shares	647,108	635,985
Additional paid-in capital	50,413,698	47,736,445
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	33,442	33,001
Accumulated equity (deficit)	(49,873,653)	(48,761,688)
Total cord blood stockholders’ equity (deficit)	620,762	(956,090)
Non-controlling interest	61,345	77,254
Total stockholders’ equity (deficit)	682,107	(878,836)
Total liabilities and stockholders’ deficit	$7,447,121	$7,350,083

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2012	2011

Revenue	$3,360,140	$2,888,343
Cost of services	(952,769)	(931,030)
Gross profit	2,407,371	1,957,313
Administrative and selling expenses	(2,768,505)	(4,007,238)
Change in value of contingent consideration	190,000	--
Loss from operations	(171,134)	(2,049,925)
Interest expense and change in derivative liability	(1,074,365)	(925,571)
Interest forgiven on notes payable	117,626	--
Net loss before income taxes	(1,127,873)	(2,975,496)
Income taxes	--	--
Consolidated net loss	(1,127,873)	(2,975,496)
Non-controlling interest in income	15,908	125,564
Net loss attributable to Cord Blood America	(1,111,965)	(2,849,932)
Basic and diluted loss per share	$(0.00)	$(0.04)
Weighted average common shares outstanding	229,683,120	65,841,079

Net loss before income taxes	(1,127,873)	(2,975,496)
Other comprehensive income:
Foreign currency translation adjustments	441	(5,414)
Income tax expense related to the other items of comprehensive income	--	--
Other comprehensive income (loss), net of tax	(1,127,432)	(2,980,910)
Less: Comprehensive income (loss) attributable to the consolidated non controlling interest	15,908	125,564
Comprehensive income (loss) attributable to Cord Blood America	$(1,111,524)	$(2,855,346)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2012	2011

Revenue	$1,803,848	$1,430,431
Cost of services	(517,972)	(459,828)
Gross profit	1,285,876	970,603
Administrative and selling expenses	(1,382,423)	(1,876,684)
Change in value of contingent consideration	190,000	--
Income (loss) from operations	93,453	(906,081)
Interest expense and change in derivative liability	(52,069)	(194,702)
Interest forgiven on notes payable	117,626	--
Net income before income taxes	159,010	(1,100,783)
Income taxes	--	--
Consolidated net income (loss)	159,010	(1,100,783)
Non-controlling interest in income	(10,897)	90,635
Net income (loss) attributable to Cord Blood America	148,113	(1,010,148)
Basic and diluted earnings (loss) per share	$0.00	$(0.01)
Basic weighted average common shares outstanding	209,141,141	69,260,300
Diluted earnings (loss) per share	$0.00	$(0.01)
Diluted weighted average common shares outstanding	329,796,431	69,260,300

Net income (loss) before income taxes	159,010	(1,100,783)
Other Comprehensive Income before tax:
Foreign currency translation adjustments	29,918	3,669
Income tax expense related to the items of other comprehensive income	--	--
Other comprehensive income (loss), net of tax	188,928	(1,097,114)
Less: Comprehensive income (loss) attributable to the consolidated non controlling interest	(10,897)	90,635
Comprehensive income (loss) attributable to Cord Blood America	$178,031	$(1,006,479)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2012	2011
Cash flows from operating activities:
Consolidated Net loss	$(1,127,873)	$(2,975,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued (cancelled) relating to services, net	45,092	41,378
Shares issued to employees, directors and consultants	--	40,000
Amortization of loan discount	769,678	372,869
Depreciation and amortization	400,779	384,611
Stock Option Expense	33,794	168,201
Change in value of derivative liability	180,647	(129,599)
Change in value of contingent consideration	(190,000)	--
Interest forgiven on notes payable	(117,626)	--
Shares issued as payment of interest on convertible notes	68,498	--
Bad Debt	18,449	58,819
Foreign Currency Translation	441	(5,414)
Accrued interest receivable on investment (China Stem Cells)	(18,000)	--
DWAC Settlement liabilities	--	768,750
Net change in operating assets and liabilities	(112,510)	(447,893)
Net cash used in operating activities	(47,821)	(1,723,774)

Cash flows from investing activities:
Payments for purchase of property and equipment	(158,033)	(130,750)
Loan receivable issued to China Stem Cells	--	(250,000)
Loan Receivable issued to VidaPlus	(93,397)	(279,241)
Net cash used in investing activities	(251,530)	(659,991)

Cash flows from financing activities:
Issuance of common shares for cash	--	616,691
Proceeds from issuance of notes payable	1,545,000	1,625,873
Proceeds from issuance of notes payable- related party	50,000	--
Repayments of Notes payable	(1,117,730)	--
Repayments on loans payable-related party	(41,458)	--
Net cash provided by financing activities	435,812	2,242,564

Net increase (decrease) in cash	136,561	(141,201)
Cash balance at beginning of period	196,367	347,258
Cash balance at end of period	$332,928	$206,057
Supplemental Disclosures
Interest Paid	$--	$--
Summary of non-cash transactions:
Acquisition of Neocells customer contracts as repayment	--	320,416
Conversion of debt into common shares	$1,556,886	$780,525

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Professional Services, Inc. formerly D/B/A BodyCells, Inc. ("BodyCells"), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly  D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families to families throughout the United States and Puerto Rico.

●	Stellacure GmbH specializes in providing cord blood stem cell preservation services to families in Germany, Spain and Italy.

●	Biocordcell Argentina S.A. specializes in providing cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold the corporate trademarks and other intellectual property.

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

Management has been able, thus far, to finance the losses, organic growth of the business and acquisitions, through private placements of its common stock, the issuance of debt and proceeds from the Equity Distribution Agreements and Securities Purchase Agreements, and believes it could gain access to additional debt instruments if such additional funding is necessary.  CBAI is continuing to attempt to increase revenues within its core businesses.  In addition, the Company has taken steps to reduce its overall spending by reducing its labor force, any additional investment in international entities and other non-essential expenditures. The ongoing execution of CBAI's business plan is anticipated to result in a positive operating income over the next twelve months. There are no assurances that CBAI will be successful in achieving its goals of increasing revenues and reaching profitability.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Costs for Cord, Stellacure, and Bio are incurred as umbilical cord blood is collected. For Cord and Bio these costs include the transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  In the case of Stellacure, similar expenses are incurred, but via an outsourced relationship for laboratory services.  The Company expenses costs in the period incurred.

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

Equity Investments

CBAI has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock. As such, the investment is carried at cost less the Company’s proportionate share of ViviCells net loss for the period since investment. At December 31, 2011, the carrying amount of this investment was $0.  During 2011 the Company foreclosed on and acquired all the assets of Neocells, a subsidiary of ViviCells, as satisfaction on the outstanding receivable from ViviCells. As of December 31, 2011, there is no remaining investment in ViviCells because of this action.

CBAI has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, and a privately held company organized to conduct a stem cell storage business in China. In 2011, the Company acquired a minority equity investment in VidaPlus 2007 Sociedad Limitada ("VidaPlus"), an umbilical cord processing and storage company for $30,098.  As of the period ended June 30, 2012, the Company converted $174,000 of loans receivable from VidaPlus into an additional 6% of equity investment for a total of 7% equity  investment in VidaPlus.  The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over these companies. The cost of the investment in China Stem Cells Ltd. was $0.  At June 30, 2012 the total cost of the investment in VidaPlus was $204,098, and on December 31, 2011 the total cost of the investment was $30,098.

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$332,928	$—	$—	$332,928

Derivative liability	$—	$—	$(713,897)	$(713,897)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.16% to 0.39%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$973,679
Change in value of derivative	$180,647
Creation of Instrument	$612,416
Reclassification to equity	$(1,052,845)
Value at June 30, 2012	$713,897

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

Note 3. Notes and Loans Payable

At June 30, 2012 and December 31, 2011, notes and loans payable consist of:

	June 30, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$--	$672,986
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	--	700,025
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company’s assets, one-time interest charge of 10%, due January 12, 2014	--	150,000
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	912,139	803,529
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 1, 2012	--	125,000
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 15, 2012	--	125,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before June 28, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 26, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 3, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 22, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before November 4, 2012	25,000	25,000
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 January 2011 through September 2011	$--	369,693
Convertible Promissory Note to Tangiers Investors, secured by $.10 million of the Company’s assets. Due on or before November 22, 2012	--	27,000
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.50%, due October 7, 2013	--	145,025
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 8, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 16, 2012	25,000	25,000
Convertible Promissory Note to Tangiers Investors, secured by $.05 million of the Company’s assets. Due on or before December 16, 2012	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 17, 2013	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	50,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 10, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 16, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 24, 2013	20,000	--
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	--
	2,439,139	3,368,258
Less: Unamortized Discount	(772,473)	(1,100,864)
	$1,666,666	$2,267,394

Note 4. Commitments and Contingencies

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

As of June 30, 2012 the principal balance due to St. George Investments was $912,139.

Tangiers Investors

On November 4, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on November 4, 2012.  On December 8, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 8, 2012.  On December 16, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 16, 2012.  On December 27, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2012.  On January 17, 2012 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2013.  On January 20, 2012 the Company issued a $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on January 20, 2013.  On January 27th, February 3rd, 10th, 16th and 24th of 2012 the Company issued five (5) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates.  The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note.  As of June 30, 2012, the Company has a Note principal balance due of $275,000 with Tangiers.

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

As of June 30, 2012, the Company holds 7% of the outstanding shares of VidaPlus and has a balance of convertible loans receivable amounting to $246,524.

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc. (Tonaquint) a Utah corporation whereby the Company issued and sold, and the Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to the Tonaquint to cover its fees.

Tonaquint has the right to convert, subject to restrictions described in the Company Note, all or a portion of the outstanding amount of the Company Note into shares of the Company’s common stock at a price of $0.03.  So long as Tonaquint has not extinguished the Company Note in its entirety pursuant to such conversions, the Company shall make monthly payments to Tonaquint on the Company Note, through either the issuance of shares of the Company’s common stock or by payment in cash, at the election of the Company.  Payments commence six months from the date of issuance of the Company Note and continue until the Company Note has been paid in full.  The amount of the monthly payments is the greater of (i) $100,000, plus the sum of any accrued and unpaid interest as of the applicable Installment Date (defined in the Company Note) and accrued and unpaid Late Charges (defined in the Company Note), if any, under the Company Note as of the applicable Installment Date (defined in the Company Note), and any other amounts accruing or owing to Investor under the Company Note as of such Installment Date, or (ii) the then-outstanding balance of the Company Note divided by the number of Installment Dates remaining prior to the Maturity Date.

In the event the Company is unable to make payments in cash or otherwise elects not to make a payment or payments in cash, the number of common shares delivered to the Investor upon conversion will be calculated by dividing the amount of the Company Note that is being converted by the market price of the common stock, which is defined as 80% of the arithmetic average of the three (3) lowest volume weighted average prices of the shares of the Company’s common stock during the twenty three (23) consecutive trading day period immediately preceding the date as of which such price determination is required (such as the effective date of a conversion).

As of June 30, 2012, the principal balance amount owed to Tonaquint was $1,252,000.

JMJ Financial

On June 29, 2012, the Company closed a transaction with JMJ pursuant to a Final and Full Payment Agreement executed by these parties (“JMJ Agreement”).  The JMJ Agreement relates to the JMJ Notes and the Company Notes, as well as to the February 8, 2011 settlement agreement between JMJ and the Company (“February 2011 Settlement Agreement”), but also includes release and cancellation provisions pertaining to any other notes, claims, documents or other rights (as set forth in more detail in the JMJ Agreement) that may have existed between the parties.

Pursuant to the JMJ Agreement, JMJ surrendered the remainder of $1,919,950 total from the Company Notes, as full payment of the pay-off amounts of the JMJ Notes.  Accordingly, JMJ no longer owes the Company any money under the JMJ Notes, and no longer has the ability to provide the Company with money under the JMJ Notes, which the Company would have been required to repay in accordance with the terms of the corresponding Company Notes.

Further pursuant to the JMJ Agreement, the Company paid JMJ $1,117,730.50, which was the amount outstanding and owed by the Company under the Company Notes, including the February 2011 Settlement Agreement.  This amount represented amounts advanced by JMJ under the JMJ Notes and not yet repaid by the Company through conversions of the Company’s common stock or otherwise.

Pursuant to the payoff, JMJ forgave $117,626 of accrued interest. The forgiveness of the accrued interest amount of $117,626 is presented net of related discount amortization of $302,074.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past ten years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 2011 and June 30, 2012, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

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

On or around May 8, 2012, the Court denied the Company’s Motion to Dismiss, without prejudice, and further ordered that the Plaintiffs be given leave until July 16, 2012 to conduct jurisdictional discovery regarding the Company’s and CorCell’s contacts with the state of West Virginia and granting the Company leave to, by motion, renew its challenge to personal jurisdiction no later than July 23, 2012.  The Court granted motions to dismiss for lack of personal jurisdiction filed by defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center. On July 18, 2012, Plaintiff and the Company filed a Stipulation of Dismissal Pursuant to Rule 41(A), dismissing the case against Cord Blood America, Inc., without prejudice.  In the event Plaintiff files another case involving these circumstances, the Company will continue to vigorously defend against the claims.

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earnout.  Under the Agreement, the Company will pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000.  In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any.  Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above.  That sum would be paid to the Sellers out of the proceeds of such a sale.

As a result of this Agreement with the Sellers of Bio, the Company has accrued the remaining amount due of $35,000 at June 30, 2012.

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

Operating Leases

CBAI and its subsidiaries lease office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, September 30th of 2012. CBAI's subsidiaries lease office and warehouse space in Argentina (Bio) and Germany (Stellacure). The lease for Bio is for three years ending in 2014. Stellacure is on a month to month lease term. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of June 30, 2012, are as follows:

	Rent to be paid	Rent to be Received	Net Rent to be Paid
2012	$106,492	$18,891	$87,601
2013	232,378	--	232,378
2014	143,863	--	143,863
Total	$482,733	$18,891	$463,842

Note 5. Related Party Transactions and Commitments

China Stem Cells, Ltd.

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

As of December 31, 2011 and June 30, 2012, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is entitled to Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company’s former CEO, Mathew Schissler, resigned his position as a Director and as President of Cayman and has been replaced as a Director of Cayman by the Company’s newly appointed President, Joseph Vicente.

VidaPlus

As of June 30, 2012, the Company has $246,525 loan receivable outstanding, which is convertible into equity.  The Company acquired an additional 6% equity interest in VidaPlus during 2012 through conversion of a loan receivable, bringing its aggregate equity position to 7%.

Pyrenees Consulting, LLC.

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. To the best of the Company’s knowledge, at all relevant times herein, Pyrenees Consulting was owned 50% by Stephanie Schissler, who is the spouse of the Company’s former CEO, Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement expired two years after the date of the agreement, but Pyrenees continued providing services for the Company at a monthly rate of $13,125. Effective May 14, 2012, the Company and Pyrenees Consulting, LLC terminated their arrangement, and Pyrenees no longer provides services for the Company, nor is owed any additional monies or other obligations.

Frozen Food Gift Group, Inc.

The Company engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during 2011. The remaining balance on that account is $30,655 as of June 30, 2012, not including additional interest and fees to which the Company may be entitled.  On information and belief, the Company’s former CEO and Chairman of the Board, Matthew Schissler, owns 36.2% of the outstanding shares of FFGG, and is FFGG’s Chairman of the Board.

The Company ceased doing business with FFGG, and has made demands for the return of its monies.

HaVi Enterprises, LLC

On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s President, Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule. The balance of this note at June 30, 2012 was $8,542.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.  The Company did not issue any stock options for the period ended June 30, 2012.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2011	6,951,310	1.01	7.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2011	6,951,310	1.01	7.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at March 31, 2012	6,951,310	1.01	6.01
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(602,740)	-	-
Outstanding, June 30, 2012	6,348,570	1.01	5.76
Exercisable at June 30, 2012	6,022,200	0.96	5.95

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,300,546	5.78	$0.83	5,974,176	$0.78
$21.00 — 30.00	30,126	2.37	25.00	30,126	23.76
$31.00— 51.00	17,898	5.77	31.21	17,898	31.21
	6,348,570	5.76	$1.01	6,022,200	$0.96

A summary of the activity for unvested employee stock options as of June 30, 2012 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share
	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2012	929,110	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	602,740	--
Pre-vested forfeitures	--	--
Nonvested at June 30, 2012	314,316	0.39

The total compensation cost related to non-vested options amounts to $24,435.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

A summary of warrant activity since January 1, 2011 is as follows:

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The following table summarizes the warrants outstanding and exercisable at June 30, 2012 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
29,167	$3.70	11/26/2012
37,970	$3.70	11/26/2012
96,555	$18.75	05/30/2013
1,399,253	$0.179	3/10/2016
Total 1,536,046

All outstanding unexercised warrants provide for adjustment upon stock split, as well as under certain other circumstances

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

As of June 30, 2012 CBAI had 249,999,364 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the six months ended June 30, 2012:

				Segment	Consolidation Eliminations	Condensed Consolidated
	Cord	Stellacure	Biocordcell	Total		Total
Revenue from External Customers	$1,891,790	$235,060	$1,233,290	$3,360,140	$-	$3,360,140
Interest & Derivative Expense	1,059,394	36,406	14,971	1,110,771	(36,406)	1,074,365
Depreciation and Amortization	285,866	5,483	109,430	400,779		400,779
Segment Income (Loss)	(1,078,011)	(182,865)	138,681	(1,122,195)	10,230	(1,111,965)
Segment Assets	$7,376,964	$201,135	$892,479	$8,470,578	$(1,023,457)	$7,447,121

The table below presents certain financial information by business segment for the three months ended June 30, 2012:

				Segment	Consolidation Eliminations	Condensed Consolidated
	Cord	Stellacure	Biocordcell	Total		Total
Revenue from External Customers	$971,265	$113,229	$719,354	$1,803,848	$-	$1,803,848
Interest & Derivative Expense	44,652	18,022	7,118	69,792	(17,723)	52,069
Depreciation and Amortization	94,795	2,726	99,163	196,684		196,684
Segment Income (Loss)	189,882	(105,075)	72,269	157,076	(8,963)	148,113
Segment Assets	$7,376,964	$201,135	$892,479	$8,470,578	$(1,023,457)	$7,447,121

The table below presents certain financial information by business segment for the six months ended June 30, 2011:

				Segment	Consolidation Eliminations	Condensed Consolidated
	Cord	Stellacure	Biocordcell	Total		Total
Revenue from External Customers	$1,710,827	$287,524	$889,992	$2,888,343	$-	$2,888,343
Interest & Derivative Expense	845,990	47,771	31,810	925,571	-	925,571
Depreciation and Amortization	280,642	5,199	98,770	384,611		384,611
Segment Income (Loss)	(2,716,141)	(411,383)	152,028	(2,975,496)	125,564	(2,849,932)
Segment Assets	$7,327,842	$287,525	$638,801	$8,254,168	$(690,073)	$7,564,095

The table below presents certain financial information by business segment for the three months ended June 30, 2011:

				Segment	Consolidation Eliminations	Condensed Consolidated
	Cord	Stellacure	Biocordcell	Total		Total
Revenue from External Customers	$876,920	$158,018	$395,493	$1,430,431	$-	$1,430,431
Interest & Derivative Expense	147,906	22,027	24,769	194,702	-	194,702
Depreciation and Amortization	122,137	2,610	94,604	219,351		219,351
Segment Income (Loss)	(915,575)	(197,116)	11,908	(1,100,783)	90,635	(1,100,783)
Segment Assets	$7,327,242	$287,525	$638,801	$8,254,168	$(690,073)	$7,564,095

Note 10. Subsequent Events

Outstanding Shares
During the period ending June 30, 2012, the Company did not issue any additional shares of common stock maintaining an outstanding common share amount of 249,999,364 shares with 250,000,000 common shares authorized.  On July 13, 2012, the Company filed a Preliminary Proxy Statement, Schedule 14A with the U.S. Securities and Exchange Commission seeking to increase the authorized share amount to 895,000,000 shares, consisting of 5,000,000 shares of preferred stock and 890,000,000 of common stock.

Executive Employment Agreement
The Company entered into an Executive Employment Agreement with Stephen Morgan (the “Employee”) on August 10, 2012, with July 1, 2012 as the effective date of the Agreement. The Agreement provides for a change of control termination bonus, whereby if the Employee is terminated, his compensation reduced, or the Company terminates the Employee’s employment within one year after a change in control, then the Employee is entitled to a termination benefit in an amount equal to the employee’s cash compensation over the one (1) year preceding the Triggering Event (defined in the Agreement).  The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates the Employee without cause in an amount equal to all compensation paid by the Company to the Employee for the 12 months preceding the termination, along with health plan and 401k incentives (if any were to be offered – the Company terminated its 401k earlier in 2012), as stated in the Agreement.

The Agreement provides for an annual salary of $125,000, along with a bonus, payable at the discretion of the Board of Directors of up to an annual amount of 20% of the Employee’s salary.  Mr. Morgan’s compensation, as set forth in the Agreement has not increased as a result of his election to the officer positions of Vice President and Secretary on May 15, 2012 in addition to his retention of his previous position, General Counsel.  The Company believes the assumption of additional roles by existing management and other individuals in leadership positions, including filling recently vacated roles, will reduce overall management costs while also leading to greater efficiency within the organization.

Based on criteria for the 6-month period between February 23, 2012 and August 23, 2012, Mr. Morgan is due $12,500 as bonus compensation to be paid on or around August 23rd.  Mr. Morgan declined that compensation, citing the Company’s goals, as set forth in recent press releases, and accordingly the Company will not make that payment to Mr. Morgan.

CBA Professional Services, Inc.
On August 10, 2012, the Company filed Articles of Dissolution for CBA Professional Services, Inc., formerly D/B/A BodyCells, Inc., an inactive subsidiary.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, we make statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about our future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and our ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following information should be read in conjunction with our June 30, 2012 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2011 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2011, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2011.

Recent Developments During the Quarter

401(k) Plan Termination

The Company terminated its 401(k) Plan effective May 6, 2012, and has conformed to the notices required of such termination.

Management Changes

Effective May 14, 2012, Matthew Schissler resigned his officer positions as Chairman, CEO, and Secretary, and also his position as a Director, of Cord Blood America, Inc.  Mr. Schissler was removed from all of his officer and director positions with all of the Company's wholly owned subsidiaries.  The Company owes Mr. Schissler no compensation under his Executive Employment Agreement, and accordingly, no such liabilities appear on the Company’s balance sheet.

Joseph R. Vicente, who had been Chief Operating Officer and Vice President of the Company prior to May 15th, was appointed Chairman and President by the Board of Directors on May 15th.  Mr. Vicente voluntarily reduced his annual salary by 12.5%, until otherwise determined by Mr. Vicente, along with the advice and consent of the Company’s Board of Directors.  The Board of Directors on May 15th also named Stephen Morgan as the Company's Vice President and Secretary.  He has served as General Counsel for the Company since August 2010 and will also remain in that role.

Pyrenees Consulting, LLC.

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. To the best of the Company’s knowledge, at all relevant times herein, Pyrenees Consulting was owned 50% by Stephanie Schissler, who is the spouse of the Company’s former CEO, Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement expired two years after the date of the agreement, but Pyrenees continued providing services for the Company at a monthly rate of $13,125. Effective May 14, 2012, the Company and Pyrenees Consulting, LLC terminated their arrangement, and Pyrenees no longer provides services for the Company, nor is owed any additional monies or other obligations.

Debt Restructuring

The Company closed on June 29, 2012, a new Securities Purchase Agreement and related documents with Tonaquint, Inc. ("Tonaquint"), including a Secured Convertible Promissory Note in the amount of $1,252,000. Separately the Company made a final and full payment to JMJ Financial ("JMJ") in the amount of $1,117,730.50.  The agreement with, and payment to JMJ, also includes full release and cancellation provisions regarding all other notes, amendments, claims and rights that may have existed between the parties.

The principal amount of the Company Note with Tonaquint is $1,252,000 ("Maturity Amount"), and the Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note).  The total amount funded in cash at closing was $1,120,000, representing the Maturity Amount less an original issue discount of $112,000 and the payment of $20,000 to the Tonaquint to cover its fees.

Tonaquint has the right to convert, subject to restrictions described in the Company Note, all or a portion of the outstanding amount of the Company Note into shares of the Company’s common stock at a price of $0.03.  So long as the Investor has not extinguished the Company Note in its entirety pursuant to such conversions, the Company shall make monthly payments to Investor on the Company Note, through either the issuance of shares of the Company’s common stock or by payment in cash, at the election of the Company.  Payments commence six months from the date of issuance of the Company Note and continue until the Company Note has been paid in full.  The amount of the monthly payments is the greater of (i) $100,000, plus the sum of any accrued and unpaid interest as of the applicable Installment Date (defined in the Company Note) and accrued and unpaid Late Charges (defined in the Company Note), if any, under the Company Note as of the applicable Installment Date (defined in the Company Note), and any other amounts accruing or owing to Investor under the Company Note as of such Installment Date, or (ii) the then-outstanding balance of the Company Note divided by the number of Installment Dates remaining prior to the Maturity Date.

BioCells

The Company was involved in a dispute with the shareholders of Bio from whom the Company purchased its ownership stake (the "Sellers") over the amount of the 2011 earn-out to be paid based on the interpretation of the terms of the agreement. As of June 22, 2012, the Company entered into an Agreement with the Sellers.  Under the Agreement, the Company will pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000.  In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000.  Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above.  That sum would be paid to the Sellers out of the proceeds of such a sale.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services.

Cord

The umbilical cord blood stem cell preservation operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States. Our corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage were conducted by our outsourced laboratory partner, Progenitor Cell Therapy, LLC, (PCT) in New Jersey. In March 2010, Cord began to process and store cord blood in our own facility. Cord provides the following services to each customer.

●
Collection Materials.   A medical kit that contains all of the materials necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for later testing.

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

●
Comprehensive Testing. At the laboratory, the cord blood sample is tested for stem cell concentration levels, bacteria and blood type. The maternal blood sample is tested for infectious diseases. Cord reports these results to the newborn’s mother.

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

Results of Operations for the Three-Months Ended June 30, 2012

For the three months ended June 30, 2012, total revenue increased to approximately $1.8 million from $1.43 million, over the same period of 2011 for a 26% increase.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees increased approximately 21%, and the recurring revenues  approximately 19%  for the three months ended June 30, 2012 versus the prior comparative period of 2011.  The remaining revenue consisted of franchise revenue and cord tissue related sales.  Per segment, Cord increased its total revenues by just over 10%, Stellacure experienced a decrease of 28% and Bio increased its revenues by approximately 81% over the same period ending June 30, 2011.   Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of Services as a percentage of revenue decreased from 32% to 29%.  The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit increased by approximately $0.32 million or 32% to $1.29 million for the period ending June 30, 2012 from the prior comparative period. The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits should continue to improve.

Administrative and selling expenses for the three months ended June 30, 2012 were $1.38 million as compared to $1.87 million for the comparative period of 2011 representing a 26% decrease.  These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel.  Generally, each functional unit within administrative and selling expenses has reduced expenses from the prior comparative period.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the 3 month period ending June 30, 2012, depreciation and amortization was $.20 million versus $.22 million for the prior comparative period of 2011.

The Company's income from operations was $.09 million versus a loss of $.91 for the comparative period, a reduction of over 110%.  Included in the income from operations total is a $.19 million reversal in the accrual for the Bio 2011 earn out.  The Company's net income was $0.15 million for the period ended June 30, 2012, a decrease of $1.16 million compared to the comparative period net loss of $1.01 million.  The primary contributors to the positive net income were the reversal in the Bio accrual for the 2011 earn out, and the debt restructuring with the retirement of the JMJ Financial Notes which resulted in the forgiveness of accrued interest in the amount of $117,626 and a decrease in the derivative liability.

Results of Operations for the Six-Months Ended June 30, 2012

For the six months ended June 30, 2012, the Company's total revenue increased to approximately $3.36 million from $2.88 million, for a 16.3% increase over the same period of 2011.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees increased approximately 21%, and the recurring revenues approximately 22% for the six months ended June 30, 2012 versus the prior comparative period of 2011.  Other revenue consisted of franchise revenue and cord tissue related sales.  Per segment, Cord increased its total revenues by over 10%, Stellacure experienced a decrease of 18% and Bio increased its revenues by over 38% over the prior comparative period.   Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue decreased from 32% to 28%.  The cost of services includes transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit increased by approximately $0.45 million or 23 % to $2.41 million from the prior comparative period. The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits will continue to improve.

Administrative and selling expenses for the six months ended June 30, 2012 were $2.77 million as compared to 4.01 million for the comparative period of 2011 representing a 31% decrease.  These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the 6 month period, depreciation and amortization was $.40 million versus $.38 million for the prior comparative period of 2011.

The Company's loss from operations was $.17 million versus a loss of $2.05 million for the comparative period, a reduction of over 91%.   Included in the income from operations total is a $.19 million reversal in the accrual for the Bio 2011 earn out. The company's net loss was $1.11 million for the period ended June 30, 2012, a decrease of $1.74 million compared to the comparative period net loss of $2.85 million.  The primary contributors to the decrease in the loss of net income were the reversal in the Bio accrual for the 2011 earn out, and the debt restructuring with the retirement of the JMJ Financial Notes which resulted in the forgiveness of accrued interest in the amount of $117,626 and a decrease in the derivative liability.

Liquidity and Capital Resources

Total assets at June 30, 2012 were $7,447,121, compared to $7,350,083 at December 31, 2011.  Total liabilities at June 30, 2012 were $6,765,014 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1,666,666 $ 1,040,433 and $2,289,522 respectively.   At December 31, 2011, total liabilities were $8,228,919 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $ 2,267,394, $1,232,459 and $2,198,608 respectively.

The Company experienced a net loss of $1.01 million for the three months ended June 30, 2011 and for June 30, 2012, net income of $0.14 million.   At June 30, 2012, the company had $0.33 million in cash. The Company currently collects cash receipts from operations through Cord and both of its subsidiaries, Bio and Stellacure. Cash flows from operations are currently sufficient to fund operations.  During the three month period ended June 30, 2012 there was no increase in Notes payable for purposes of working capital or investment in affiliate companies.

Net cash used in operating activities for the six month period ending June 30, 2012 decreased approximately $1.68 million from the prior comparative period of 2011.  The Company’s use of cash from operating activities was $.05 million.   Net cash used in investing activities decreased by $0.41 million, primarily due to the company limiting additional investment in foreign affiliates during the six month period ending June 30, 2012.   Net cash provided by financing activities decreased from $2.2 million for the six months ending June 30, 2011 to $.44 million for the six month period ending June 30, 2012.  This represents a decrease of approximately 80%. At the end of the six month period, cash and cash equivalents increased by $0.14 million for a total cash position of $0.33 million.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past quarter, the Company has reduced operating expenses, ended investment in its foreign affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or around May 8, 2012, the Court denied the Company’s Motion to Dismiss, without prejudice, and further ordered that the Plaintiffs be given leave until July 16, 2012 to conduct jurisdictional discovery regarding the Company’s and CorCell’s contacts with the state of West Virginia and granting the Company leave to, by motion, renew its challenge to personal jurisdiction no later than July 23, 2012.  The Court granted motions to dismiss for lack of personal jurisdiction filed by defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center. On July 18, 2012, Plaintiff and the Company filed a Stipulation of Dismissal Pursuant to Rule 41(A), dismissing the case against Cord Blood America, Inc., without prejudice.  In the event Plaintiff files another case involving these circumstances, the Company will continue to vigorously defend against the claims.

ITEM 1A. Risk Factors.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to those risk factors during the six months ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc.(Tonaquint) a Utah corporation whereby the Company issued and sold, and the Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note). The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to the Tonaquint to cover its fees.

Tonaquint has the right to convert, subject to restrictions described in the Company Note, all or a portion of the outstanding amount of the Company Note into shares of the Company’s common stock at a price of $0.03. So long as Tonaquint has not extinguished the Company Note in its entirety pursuant to such conversions, the Company shall make monthly payments to Tonaquint on the Company Note, through either the issuance of shares of the Company’s common stock or by payment in cash, at the election of the Company. Payments commence six months from the date of issuance of the Company Note and continue until the Company Note has been paid in full. The amount of the monthly payments is the greater of (i) $100,000, plus the sum of any accrued and unpaid interest as of the applicable Installment Date (defined in the Company Note) and accrued and unpaid Late Charges (defined in the Company Note), if any, under the Company Note as of the applicable Installment Date (defined in the Company Note), and any other amounts accruing or owing to Investor under the Company Note as of such Installment Date, or (ii) the then-outstanding balance of the Company Note divided by the number of Installment Dates remaining prior to the Maturity Date.

In the event the Company is unable to make payments in cash or otherwise elects not to make a payment or payments in cash, the number of common shares delivered to the Investor upon conversion will be calculated by dividing the amount of the Company Note that is being converted by the market price of the common stock, which is defined as 80% of the arithmetic average of the three (3) lowest volume weighted average prices of the shares of the Company’s common stock during the twenty three (23) consecutive trading day period immediately preceding the date as of which such price determination is required (such as the effective date of a conversion).

For the three month period ending June 30, 2012, the Company issued no shares related to this Purchase Agreement with Tonaquint.

Repurchase of Shares

The Company did not repurchase any of our shares during the Quarter ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Executive Employment Agreement
The Company entered into an Executive Employment Agreement with Stephen Morgan (the “Employee”) on August 10, 2012, with July 1, 2012 as the effective date of the Agreement. The Agreement provides for a change of control termination bonus, whereby if the Employee is terminated, his compensation reduced, or the Company terminates the Employee’s employment within one year after a change in control, then the Employee is entitled to a termination benefit in an amount equal to the employee’s cash compensation over the one (1) year preceding the Triggering Event (defined in the Agreement).  The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates the Employee without cause in an amount equal to all compensation paid by the Company to the Employee for the 12 months preceding the termination, along with health plan and 401k incentives (if any were to be offered – the Company terminated its 401k earlier in 2012), as stated in the Agreement.

The Agreement provides for an annual salary of $125,000, along with a bonus, payable at the discretion of the Board of Directors of up to an annual amount of 20% of the Employee’s salary.  Mr. Morgan’s compensation, as set forth in the Agreement has not increased as a result of his election to the officer positions of Vice President and Secretary on May 15, 2012 in addition to his retention of his previous position, General Counsel.  The Company believes the assumption of additional roles by existing management and other individuals in leadership positions, including filling recently vacated roles, will reduce overall management costs while also leading to greater efficiency within the organization.

Based on criteria for the 6-month period between February 23, 2012 and August 23, 2012, Mr. Morgan is due $12,500 as bonus compensation to be paid on or around August 23rd.  Mr. Morgan declined that compensation, citing the Company’s goals, as set forth in recent press releases, and accordingly the Company will not make that payment to Mr. Morgan.

CBA Professional Services, Inc.
On August 10, 2012, the Company filed Articles of Dissolution for CBA Professional Services, Inc., formerly D/B/A BodyCells, Inc., an inactive subsidiary.

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

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)

10.12	Form of Lock Up Agreement. (8)

10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)

10.14	Amendment No. 1 to Securities Purchase Agreement dated January 22, 2009 (10)

10.15	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)

10.16	Lease for Las Vegas Facility

10.17	2011 Flexible Stock Option Plan

10.18	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)

10.19	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)

10.20	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)

10.21	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)

10.22	Material Agreement between Company and Pyrenees Capital (16)

10.23	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)

10.24	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)

10.25	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)

10.26	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)

10.27	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)

10.28	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)

10.29	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).

10.30	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)

10.31	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (22)

10.32	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (23)

10.33	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(24)

10.34	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (24)

10.35	Employment Agreement between the Company and Stephen Morgan (filed herewith)

21	List of Subsidiaries (5)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(18) Filed as an exhibit to Current Report on Form 8-K filed on August 4, 2010

(19) Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(20) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(21) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(22) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(23) Filed as an exhibit to Current Report on Form 8-K filed on June 25, 2012

(24) Filed as an exhibit to Current Report on Form 8-K filed on July 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: August 14, 2012	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	Chairman and President (Principal Executive Officer and Principal Financial and Accounting Officer)