Form 10-Q
period 2012-09-30
Cord Blood America, Inc.
filed 2012-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of September 30, 2012, 249,999,364 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2012 and December 31, 2011 (audited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and September 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Reserved	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$369,186	$181,550
Accounts receivable, net of allowance for doubtful accounts of $87,490 and $109,829	237,341	137,209
Prepaid expenses	129,847	88,315
Other current assets	372,609	282,835
Current assets of discontinued operations	--	142,090
Total current assets	1,108,983	831,999
Property and equipment, net of accumulated depreciation and amortization of $454,311 and $383,080	704,784	657,401
Customer contracts and relationships, net of accumulated amortization of $ 3,068,029 and $2,587,896	4,278,195	4,756,786
Investments and related party receivables	979,924	782,496
Goodwill	244,053	244,053
Non current assets of discontinued operations	--	77,348
Total assets	$7,315,939	$7,350,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$607,659	$865,620
Accrued expenses	758,828	(31,901)
Deferred rent	--	61,339
Deferred revenue	1,470,914	1,333,736
Derivative liability	557,874	973,679
Notes Payable, related party	--	--
Interest on Promissory Notes	--	--
Promissory notes payable, net of unamortized discount of $11,357 and $106,821	263,643	789,872
Current liabilities of discontinued operations	--	1,698,178
Total current liabilities	3,658,918	5,690,523
Notes payable, net of unamortized discount of $630,239 and $994,403	1,533,900	1,477,522
Interest on promissory note	112,025	462,695
Deferred Revenue (long term portion)	701,385	598,179
Total liabilities	6,006,228	8,228,919
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 249,999,364 and 138,804,403 shares issued and outstanding, inclusive of treasury shares	647,108	635,985
Additional paid-in capital	50,419,806	47,736,445
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	53,136	33,001
Accumulated equity (deficit)	(50,046,680)	(48,761,688)
Total cord blood stockholders’ equity (deficit)	473,537	(956,090)
Non-controlling interest	836,174	77,254
Total stockholders’ equity (deficit)	1,309,711	(878,836)
Total liabilities and stockholders’ deficit	$7,315,939	$7,350,083

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2012	2011

Revenue	$4,639,131	$3,927,483
Cost of services	(1,266,783)	(1,158,285)
Gross profit	3,372,348	2,769,198
Administrative and selling expenses	(3,640,572)	(4,809,366)
Change in value of contingent consideration	190,000	---
Loss from operations	(78,224)	(2,040,168)
Interest expense and change in derivative liability	(1,088,554)	(1,439,811)
Interest forgiven on notes payable	117,626	---
Net loss from continuing operations before provision for income taxes	(1,049,152)	(3,479,979)
Income taxes	---	---
Net loss from continuing operations after provision for income taxes	(1,049,152)	(3,479,979)
Discontinued Operations:
Loss from discontinued operations, net of tax	(210,812)	(504,158)
Gain (Loss) on sale of stellacure, net of tax	(889,789)	---
Net income (Loss) from discontinued operation	(1,100,601)	(504,158)
Net Loss	(2,149,753)	(3,984,137)
Net income (loss) attributable to Non-controlling interest	43,970	154,752
Net loss from continuing operations before provision for income taxes attributable to Cord Blood America	(2,149,783)	(3,829,385)

Basic loss per share
Continuing operations	$ ---	$(0.04)
Discontinued operations	(0.01)	(0.01)
Net basic earning per share	$(0.01)	$(0.05)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	236,529,620	73,452,892

Net loss before income taxes	$(2,149,753)	$(3,984,137)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	20,135	(17,439)
Income tax expense related to the items of other comprehensive income	---	---
Other comprehensive income (loss), net of tax	$(2,129,618)	(4,001,576)
Comprehensive income attributable to Cord Blood America	$(2,129,618)	$(4,001,576)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2012	2011

Revenue	$1,514,051	$1,326,664
Cost of services	(422,498)	(367,169)
Gross profit	1,091,553	959,495
Administrative and selling expenses	(1,124,600)	(1,361,121)
Change in value of contingent consideration	--	--
Income (loss) from operations	(33,047)	(401,626)
Interest expense and change in derivative liability	(70,797)	(514,240)
Interest forgiven on notes payable	--	--
Net Loss from continuing operations before provision for income taxes	(103,844)	(915,866)
Income taxes	--	--

Net Loss from continuing operations after provision for income taxes	(103,844)	(915,866)
Discontinued Operations:
Loss from discontinued operations, net of tax	(27,947)	(92,775)
Gain (Loss) on sale of Stellacure, net of tax	(889,789)	--
Net income (loss) from discontinued operation	(917,736)	(92,775)
Net Loss	(1,021,580)	(1,008,641)
Net (income) loss attributable to Non-controlling interest	28,062	29,188
Net loss from continuing operations before provision for income taxes attributable to Cord Blood America	$(993,518)	(979,453)

Basic loss per share
Continuing operations	$	---	$(0.01)
Discontinued operations		---	---
Net basic earning per share	$	---	$(0.01)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	249,999,364	85,104,970

Net loss before income taxes	(1,021,580)	(1,008,641)
Other comprehensive income before tax
Foreign currency translation adjustments	$19,694	(12,025)
Income tax expense related to the items of other comprehensive income	--	9,789
Other comprehensive income (loss), net of tax	(1,001,886)	(1,010,877)
Comprehensive income attributable to Cord Blood America	(1,001,886)	(1,010,877)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(2,149,753)	$(3,984,137)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income)/Loss from discontinued operations	1,100,601	504,158
Shares issued (cancelled) relating to services, net	45,902	74,016
Shares issued to employees, directors and consultants	--	40,000
Amortization of loan discount	900,554	887,321
Depreciation and amortization	595,184	574,089
Stock Option Expense	33,794	185,098
Change in value of derivative liability	180,647	(339,174)
Change in value of contingent consideration	(190,000)
Interest forgiven on notes payable	(117,626)
Shares issued as payment of interest on convertible notes	68,498	46,250
Bad Debt	(22,337)	3,067
Foreign Currency Translation	20,135	(17,439)
Accrued interest receivable on investment (China Stem Cells)	(18,000)	--
Non-cash interest expense on Ironridge Global transaction	--	483,798
DWAC Settlement Liabilities	--	885,441
Net change in operating assets and liabilities	(674,663)	(704,491)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(227,064)	(1,845,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	162,724	200,610
Loan receivable issued to China Stem Cells	--	(250,000)
Loan Receivable issued to VidaPlus	(179,428)	(322,349)
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(16,704)	(772,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	6,108	512,000
Proceeds from issuance of notes payable-related party	1,545,000	1,981,507
Repayment of Notes payable	(1,117,730)	--
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	433,378	2,493,507

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	(1,974)	9,529
Investing cash flows	--	--
Financing cash flows	--	(2,760)
NET CASH USED IN DISCONTINUING OPERATIONS	(1,974)	6,769

NET INCREASE (DECREASE) IN CASH	187,636	(118,484)

Cash balance at beginning of period	$181,550	$333,334
Cash balance at end of period	$369,186	$214,850
Supplemental Disclosures
Interest Paid	$2,080	$--
Summary of non-cash transactions
Acquisition of Neocells customer contracts as repayment	$--	$320,416
Conversion of debt into common shares	$1,556,886	$1,979,851

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly  D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

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

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord, Stellacure, Bio, Properties and Rain. All significant inter-company balances and transactions have been eliminated upon consolidation.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Franchise revenues which are part of Bio’s current income are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed.  Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for a franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability

Cost of Services

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

CBAI has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, and a privately held company organized to conduct a stem cell storage business in China. In 2011, the Company acquired a minority equity investment in VidaPlus 2007 Sociedad Limitada ("VidaPlus"), an umbilical cord processing and storage company for $30,098.  As of the period ended September 30, 2012, the Company converted $174,000 of loans receivable from VidaPlus into an additional 6% of equity investment for a total of 7% equity  investment in VidaPlus.  The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over these companies. The cost of the investment in China Stem Cells Ltd. was $0.  At September 30, 2012 the total cost of the investment in VidaPlus was $204,061, and on December 31, 2011 the total cost of the investment was $30,098.

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

The following table summarizes fair value measurements by level at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$369,186	$—	$—	$369,186

Derivative liability	$—	$—	$(557,874)	$(557,874)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.16% to 0.39%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$973,679
Change in value of derivative	$24,624
Creation of Instrument	$612,416
Reclassification to equity	$(1,052,845)
Value at September 30, 2012	$557,874

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our condensed consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Note 3. Notes and Loans Payable

At September 30, 2012 and December 31, 2011, notes and loans payable consist of:

	September 30, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$--	$672,986
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	--	700,025
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company’s assets, one-time interest charge of 10%, due January 12, 2014	--	150,000
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	912,139	803,529
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 1, 2012	--	125,000
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 15, 2012	--	125,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before June 28, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 26, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 3, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 22, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before November 4, 2012	25,000	25,000
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 January 2011 through September 2011	--	369,693
Convertible Promissory Note to Tangiers Investors, secured by $.10 million of the Company’s assets. Due on or before November 22, 2012	--	27,000
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.50%, due October 7, 2013	--	145,025
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 8, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 16, 2012	25,000	25,000
Convertible Promissory Note to Tangiers Investors, secured by $.05 million of the Company’s assets. Due on or before December 16, 2012	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 17, 2013	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	50,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 10, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 16, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 24, 2013	20,000	--
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	--
	2,439,139	3,368,258
Less: Unamortized Discount	(641,596)	(1,100,864)
	$1,797,543	$2,267,394

Note 4: Discontinued Operations

Stellacure GmbH

On September 28, 2012, the Company sold its 51% ownership interest in Stellacure of Hamburg, Germany to Medivision mbH.  In line with the Company’s strategy to focus on its cash producing operations in the US and Argentina, the sale included consideration of approximately $43,000 in a loan repayment, approximately $69,000 forgiveness of a remaining loan balance owed to Stellacure from Company, and a waiver against all past and future claims.

In conjunction with the disposition of Stellacure, the gain on the sale and results of historically operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations.  Additionally, the cash flows from Stellacure are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Note 5. Commitments and Contingencies

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

As of September 30, 2012 the principal balance due to St. George Investments was $912,139.

Tangiers Investors

On November 4, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on November 4, 2012.  On December 8, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 8, 2012.  On December 16, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 16, 2012.  On December 27, 2011 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2012.  On January 17, 2012 the Company issued a $25,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on December 27, 2013.  On January 20, 2012 the Company issued a $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due on January 20, 2013.  On January 27th, February 3rd, 10th, 16th and 24th of 2012 the Company issued five (5) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates.  The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note.  As of September 30, 2012, the Company has a principal balance due of $275,000 with Tangiers.

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

As of September 30, 2012, the Company holds 7% of the outstanding shares of VidaPlus and has a balance of convertible loans receivable amounting to $246,524.

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

As of September 30, 2012, the principal balance amount owed to Tonaquint was $1,252,000.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past ten years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released.  As of 2008, Cord has ceased paying all royalties to PharmaStem.  The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 2011 and September 30, 2012, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.  This amount may be reversed in the future pending final decision on appeal.

Contingencies

Lindsay Bays

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She sought monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  On or around December 5, 2011, the Company filed a Motion to Dismiss the action.  Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earnout.  Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before September 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000.  In addition, the Sellers will collect the Company’s portion of BioCells shareholders’ dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any.  Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above.  That sum would be paid to the Sellers out of the proceeds of such a sale.

As a result of this Agreement with the Sellers of Bio, the Company has paid the total cash amount due of $60,000 as of September 30, 2012.

Executive Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Joseph R. Vicente, then the Company’s Chief Operating Officer and Vice President and appointed Chairman and President on May 15, 2012 by the Board of Directors, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Vicente.  Mr. Vicente’s Executive Employment Contract has an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Vicente and the Company in July of 2008.  Mr. Vicente voluntarily reduced his annual salary by 12.5% until otherwise determined by Mr. Vicente, along with the advice and consent of the Company’s Board of Directors.  It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Vicente’s prior year base salary.  The Agreement provides for a change of control termination bonus, which provide that if Mr. Vicente is terminated, his compensation reduced, or Mr. Vicente terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied (2.00).  The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the agreement.

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

Based on criteria for the 6-month period between February 23, 2012 and August 23, 2012, Mr. Morgan was due $12,500 as bonus compensation to be paid on or around August 23rd.  Mr. Morgan declined that compensation, citing the Company’s goals, as set forth in recent press releases, and accordingly the Company did not make that payment to Mr. Morgan.

Operating Leases

CBAI and its subsidiaries lease office space in Las Vegas, NV and Santa Monica, CA under non-cancelable operating leases expiring in 2014 and 2012, respectively. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. In October 2010, CBAI entered into a non-cancelable sub-lease agreement to sub-lease the vacated facility in Santa Monica, CA, through the end of the lease term, September 30th of 2012. The Santa Monica, CA lease term is terminated as of September 30, 2012 and no further obligations remain.  CBAI's subsidiaries lease office and warehouse space in Argentina (Bio).  The lease for Bio is for three years ending in 2014. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of September 30, 2012, are as follows:

Rent to be paid
2012	$54,233
2013	224,480
2014	142,675
Total	$421,388

Note 6. Related Party Transactions and Commitments

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

As of December 31, 2011 and September 30, 2012, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is entitled to Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company’s President, Joseph Vicente is a Director of Cayman.

VidaPlus

As of September 30, 2012, the Company has $246,525 loan receivable outstanding, which is convertible into equity.  The Company acquired an additional 6% equity interest in VidaPlus during 2012 through conversion of a loan receivable, bringing its aggregate equity position to 7%.

HaVi Enterprises, LLC

On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s President, Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule. The balance of this note was paid in full at September 30, 2012.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests.  The Company did not issue any stock options for the period ended September 30, 2012.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, January 1, 2011	6,951,310	1.01	7.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2011	6,951,310	1.01	7.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at March 31, 2012	6,951,310	1.01	6.00
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at June 30, 2012	6,951,310	1.01	6.01
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(602,740)	-	-
Outstanding, September 30, 2012	6,348,570	1.01	5.76
Exercisable at September 30, 2012	6,022,200	0.96	5.95

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,300,546	5.53	$0.83	5,974,176	$0.78
$21.00 — 30.00	30,126	2.12	25.00	30,126	23.76
$31.00— 51.00	17,898	5.51	31.21	17,898	31.21
	6,348,570	5.51	$1.01	6,022,200	$0.96

A summary of the activity for unvested employee stock options as of September 30, 2012 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2012	929,110	0.39
Granted	--	--
Vested	175,685	--
Exercised	--	--
Cancelled	602,740	--
Pre-vested forfeitures	--	--
Nonvested at September 30, 2012	150,685	0.33

The total compensation cost related to non-vested options amounts to $18,326.  All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 8. Warrant Agreements

A summary of warrant activity since January 1, 2011 is as follows:

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The following table summarizes the warrants outstanding and exercisable at September 30, 2012 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
29,167	$3.70	11/26/2012
37,970	$3.70	11/26/2012
96,555	$18.75	05/30/2013
1,399,253	$0.179	3/10/2016
Total 1,562,945

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

On May, 9, 2011, the Company consummated a one (1) for one hundred (100) reverse split of its outstanding common stock, with the result that the outstanding shares of common stock of the Company were reversed from 6,812,886,600 shares pre-split, to 68,128,866 outstanding common shares post split.  At the same time, the Company’s Articles of Incorporation were amended to fix authorized capital stock at 255,000,000 shares, par value $.0.0001 of which 5,000,000 shares are preferred shares and 250,000,000 shares are common shares.  These actions were adopted by its Shareholders at a Special Meeting of Shareholders called for  this purpose on April 21, 2011.

On September 25, 2012, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 890,000,000 shares, par value $0.0001, up from 250,000,000. This amendment was adopted by the Company’s Board of Directors on July 11, 2012, and its Shareholders at a Special Meeting of Shareholders called for this purpose on September 25, 2012.

As of September 30, 2012 CBAI had 249,999,364 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 10. Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. CBAI has one operating segment. Cord generates revenues related to the processing and preservation of umbilical cord blood.  Cord’s long-lived assets are located in, and substantially all of its revenues are generated from, the United States of America and Argentina.

The table below presents certain financial information by business segment for the nine months ended September 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$2,847,038	$1,792,093	$4,639,131	$-	$4,639,131
Interest & Derivative Expense	1,066,520	22,034	1,088,554		1,088,554
Depreciation and Amortization	430,682	164,502	595,184		595,184
Segment Income (Loss)	(1,209,115)	159,963	(1,049,152)		(1,049,152)
Segment Assets	$5,637,767	$1,038,711	$6,676,478	$639,461	$7,315,939

The table below presents certain financial information by business segment for the three months ended September 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$955, 248	$558,803	$1,514,051	$-	$1,514,051
Interest & Derivative Expense	20,884	7,063	27,947		27,947
Depreciation and Amortization	144,816	55,072	199,888		199,888
Segment Income (Loss)	(125,126)	21,282	(103,844)		(103,844)
Segment Assets	$5,637,767	$1,038,711	$6,676478	$639,461	$7,315,939

The table below presents certain financial information by business segment for the nine months ended September 30, 2011:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$2,589,234	$1,338,249	$3,927,483	$-	$3,927,483
Interest & Derivative Expense	1,416,599	23,212	1,439,811		1,439,811
Depreciation and Amortization	556,809	17,280	574,089		574,089
Segment Income (Loss)	(3,664,409)	184,430	(3,479,979)		(3,479,979)
Segment Assets	$7,362,353	$725,949	$8,088,302	$(806,477)	$8,894,779

The table below presents certain financial information by business segment for the three months ended September 30, 2011:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$878,407	448,257	1,326,664	$--	1,326,664
Interest & Derivative Expense	561,609	(8,598)	553,011		514,240
Depreciation and Amortization	276,167	(81,490)	194,677	--	194,677
Segment Income (Loss)	(948,268)	32,402	(915,866)		(915,866)
Segment Assets	$7,362,353	725,949	8,088,302	$(806,477)	8,894,779

Note 11. Subsequent Events

NONE

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

The following information should be read in conjunction with our September 30, 2012 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with our condensed consolidated financial statements and notes thereto for the year ended December 31, 2011 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual Report on Form 10-K for the year ended December 31, 2011, as well as our quarterly reports and reports filed on Form 8-K for the relevant periods. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors Related to our Business" in our annual Report on Form 10-K for the year ended December 31, 2011.

Recent Developments During the Quarter

Stellacure
Cord Blood America, Inc. (the "Company") entered into an Agreement on waiver of claims, Agreement on Purchase and Assignment of Claims, and Share Purchase Agreement (the “Agreement”) with Medivision Betriebsgesellschaft mbH (“Medivision”), along with additional parties as set forth in the Agreement, pursuant to which the Company sold its ownership stake in stellacure GmbH, a German company (“stellacure”) to Medivision, and whereby the transaction closed on September 28, 2012.  Pursuant to the transaction, except for EUR 33,649.03, the Company waived repayment of its loan to stellacure in the principal amount of EUR 672,980.56 and stellacure’s claims against the Company for the Company to pay stellacure the remaining amount under that loan agreement – $69,409.47 or approximately EUR 53,799− were discharged, as were any additional claims stellacure may have against the Company and vice versa.  Further pursuant to the transaction: the Company sold and assigned to Medivision the remaining loan amount − EUR 33,649.03 − and its corresponding rights and obligations; Medivision is to pay the Company EUR 33,649.03; and Medivision received the Company’s ownership interest in stellacure and paid the Company an additional EUR 51.00.

The other minority shareholders, with the exception of the German Red Cross, sold their positions in stellacure to Medivision pro rata to the Company’s terms. A principal of Medivision was also a minority shareholder in stellacure prior to closure of the transaction.

CBA Professional Services, Inc.
On August 10, 2012, the Company filed Articles of Dissolution for CBA Professional Services, Inc., formerly D/B/A BodyCells, Inc., an inactive subsidiary.

Increase in Authorized Shares
On September 25, 2012, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 890,000,000 shares, par value $0.0001, up from 250,000,000. This amendment was adopted by the Company’s Board of Directors on July 11, 2012, and its Shareholders at a Special Meeting of Shareholders called for this purpose on September 25, 2012.

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

Results of Operations for the Three-Months Ended September 30, 2012

For the three months ended September 30, 2012, total revenue increased to approximately $1.51 million from $1.33 million, over the same period of 2011 for a 14% increase. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees increased approximately 9%, and the recurring revenues approximately 13% for the three months ended September 30, 2012 versus the prior comparative period of 2011.  The remaining revenue consisted primarily of cord tissue related sales. Per segment, Cord increased its total revenues  9%, and Bio increased its revenues  25 % over the same period ending September 30, 2011. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of Services as a percentage of revenue remained consistent at approximately 28% for the period ended September 30, 2012 compared to the same prior period of 2011. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.13 million or  14% to $1.09 million for the period ending September 30, 2012 from the prior three month  period of 2011. The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits should continue to improve.

Administrative and selling expenses for the three months ended September 30, 2012 were $l.12 million as compared to $1.36 million for the comparative period of 2011 representing a 17% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses from the prior comparative period. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the  three month period ending September 30, 2012, depreciation and amortization was approximately $0.20 million versus $0.19 million for the prior comparative period of 2011.

The Company's loss from operations was $0.03 million versus a loss of $.40 million for the comparative period, a reduction of 92%. The Company's net loss was $0.99 million for the period ended September 30, 2012, an increase of of approximately $0.01 million compared to the comparative period net loss of $.98 million. Included in this loss is a one- time  expense related to the sale of stellacure of $0.92 million through discontinued operations which  accounted for 94% of the total loss for the three month period in 2012.

Results of Operations for the Nine-Months Ended September 30, 2012

For the nine months ended September 30, 2012, the Company's total revenue increased to approximately $4.64 million from $3.93 million, for a18% increase over the same period of 2011.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees increased approximately 23%, and the recurring revenues approximately 16% for the nine months ended September 30, 2012 versus the prior comparative period of 2011. Other revenue consisted of franchise revenue and cord tissue related sales. Per segment, Cord increased its total revenues by 10%, and Bio increased its revenues by 34% over the prior comparative nine month period. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue decreased from 29% to 27%. The cost of services includes transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.60 million or 22% to $3.37 million from the prior comparative period. The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits will continue to improve.

Administrative and selling expenses for the nine months ended September 30, 2012 were $3.64 million as compared to $4.81 million for the comparative period of 2011 representing a 24% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the nine month period, depreciation and amortization was $0.60 million versus $0.57 million for the prior comparative period of 2011.

The Company's  loss from operations was $0.08 million versus a loss of $2.04 million for the comparative period, resulting in a reduction of 96%. Included in the income from operations total is a $0.19 million reversal in the accrual for the Bio 2011 earn out. The Company's net loss was $2.11 million for the period ended September 30, 2012, a decrease of $1.72 million compared to the comparative period net loss of $3.83 million. A one-time loss of $1.10 million related to the sale of Stellacure through discontinued operations, and one time gains  in net income  attributed to the reversal in the Bio accrual for the 2011 earn out, and the debt restructuring with the retirement of the JMJ Financial Notes which resulted in the forgiveness of accrued interest in the amount of $0.12 million, and a decrease in the derivative liability are included in the net loss for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Total assets at September 30, 2012 were $7.32 million, compared to $7.35 at December 31, 2011. Total liabilities at September 30, 2012 were $6.00 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.80 million, $0.61 million and $2.17 respectively. At December 31, 2011, total liabilities were $8.23 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $2.26 million, $0.87 and $1.93 million respectively.

At September 30, 2012, the company had $0.37 million in cash an increase by $0.15 million form the prior comparative period of 2011. The Company currently collects cash receipts from operations through Cord and both of its subsidiaries, Bio and Stellacure. Cash flows from operations are currently sufficient to fund operations. During the three month period ended September 30, 2012 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash used in operating activities for the nine month period ending September 30, 2012 decreased approximately $1.62 million from the prior comparative period of 2011.  Net cash used in investing activities decreased by $0.76 million, primarily due to the company limiting additional investment in unconsolidated foreign affiliates during the nine month period ending September 30, 2012. Net cash provided by financing activities decreased from $2.06 million for the nine months ending September 30, 2011 to $0.43 million for the nine month period ending September 30, 2012. This represents a decrease of approximately 83%.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past two quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims.  After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleges that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood.  She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood.  She sought monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees.  On or around December 5, 2011, the Company filed a Motion to Dismiss the action.  Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

ITEM 1A. Risk Factors.

A description of our risk factors can be found in “ Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to those risk factors during the nine months ended September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

Repurchase of Shares

The Company did not repurchase any of our shares during the Quarter ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (7)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(12)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (26)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

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

10.11	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (8)

10.12	Form of Lock Up Agreement. (8)

10.13	Amendment No. 1 to Securities Purchase Agreement, dated November 25, 2008 (9)

10.14	Amendment No. 1 to Securities Purchase Agreement dated January 22, 2009 (10)

10.15	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (11)

10.16	Lease for Las Vegas Facility

10.17	2011 Flexible Stock Option Plan

10.18	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (13)

10.19	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (14)

10.20	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (15)

10.21	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (16)

10.22	Material Agreement between Company and Pyrenees Capital (16)

10.23	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (16)

10.24	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (16)

10.25	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (17)

10.26	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (18)

10.27	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (19)

10.28	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (21)

10.29	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement (21).

10.30	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (21)

10.31	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (22)

10.32	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (23)

10.33	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(24)

10.34	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (24)

10.35	Employment Agreement between the Company and Stephen Morgan (25)

10.36	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to Medivision mbH.(27)

21	List of Subsidiaries (5)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)

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

(21) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(22) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(23) Filed as an exhibit to Current Report on Form 8-K filed on June 25, 2012

(24) Filed as an exhibit to Current Report on Form 8-K filed on July 6, 2012.

(25) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(26) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(27) Filed as an exhibit to Current Report on Form 8K filed on October 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: November 14, 2012	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)