Form 10-K
period 2012-12-31
Cord Blood America, Inc.
filed 2013-04-01
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50746

cord blood America, inc.
(Exact Name of registrant as specified in its charter)

Florida	90-0613888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1857 Helm Drive, Las Vegas, NV	89119
(Address of Principal Executive Offices)	(Zip Code)

(702)-914-7250
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $3.3 million. The registrant has no outstanding non-voting common equity.

The Registrant had 624,192,183 shares of its common stock outstanding as of March 15, 2013, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2012 ANNUAL REPORT ON FORM 10-K

“SAFE HARBOR” STATEMENT

Some of the information contained in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Company bases these forward-looking statements on its current views with respect to its research and development activities, business strategy, business plan, financial performance and other matters, both with respect to us, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. The Company believes that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this Annual Report, all of which you should review carefully. Please consider the Company’s forward-looking statements in light of those risks as you read this Annual Report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report, as well as others, that could cause actual results to differ.

PART I

ITEM 1. BUSINESS

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families to families throughout the United States and Puerto Rico.

●	Stellacure GmbH specializes in providing private cord blood stem cell preservation services to families in Germany, Spain and Italy.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold the corporate trademarks and other intellectual property.

Events in 2012

Shelter Island Opportunity Fund
On February 13, 2012, the Company paid in full its obligation, in connection with convertible debt financing consummated in February of 2007, with Shelter; and subsequent negotiations of the “Put Agreement” satisfied by the Company's delivery to Shelter Island of a new Senior Secured Note in the principal amount of $1,590,400. The remaining balance of the Note in 2012 was $369,693 and was acquired by Tangiers Capital. That portion of Tangiers obligation was subsequently retired as well in 2012.

Management Changes
Effective May 14, 2012, Matthew Schissler resigned his position as Chairman, CEO, and Secretary, and as a Director of the Company. Mr. Schissler is also no longer an officer or director with any of the Company's wholly owned subsidiaries. Joseph R. Vicente, who had been Chief Operating Officer and Vice President of the Company prior to May 15th, was appointed Chairman and President by the Board of Directors on May 15, 2012. The Board of Directors on May 15th also named Stephen Morgan as the Company's Vice President and Secretary. He has served as General Counsel for the Company since August 2010 and also remains in that role.

Pyrenees Consulting, LLC.
On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. To the best of the Company’s knowledge, at all relevant times herein, Pyrenees Consulting was owned 50% by Stephanie Schissler, who is the spouse of the Company’s former Officer and Director Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement expired two years after the date of the agreement, but Pyrenees continued providing services for the Company at a monthly rate of $13,125. Effective May 14, 2012, the Company and Pyrenees Consulting, LLC terminated their arrangement, and Pyrenees no longer provides services for the Company, nor is owed any additional monies or other obligations.

BioCells
The Company was involved in a dispute with the shareholders of BioCells from whom the Company purchased its ownership stake in September 2010 in BioCells (the "Sellers") over the amount of the 2011 earn-out to be paid to Sellers based on the interpretation of the terms of the agreements relevant to the aforementioned purchase. As of June 22, 2012, the Company entered into an Agreement with the Sellers. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of BioCells, the Company has paid the total cash amount due of $60,000 as of December 31, 2012.

Debt Restructuring
The Company closed on June 29, 2012, a new Securities Purchase Agreement and related documents with Tonaquint, Inc. ("Tonaquint"), including a Secured Convertible Promissory Note in the amount of $1,252,000. Separately the Company made a final and full payment to JMJ Financial ("JMJ") in the amount of $1,117,731. The agreement with and payment to JMJ also includes full release and cancellation provisions regarding all other notes, amendments, claims and rights that may have existed between the parties.

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

CBAI Professional Services, Inc.
On August 10, 2012, the Company filed Articles of Dissolution for CBA Professional Services, Inc. formerly D/B/A Bodycells, Inc., an inactive subsidiary.

Common Stock
On September 25, 2012, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 890,000,000 shares, par value $0.0001, up from 250,000,000. This amendment was adopted by the Company’s Board of Directors on July 11, 2012, and its Shareholders at a Special Meeting of Shareholders called for this purpose on September 25, 2012.

Stellacure GmbH

On September 28, 2012, the Company sold its 51% ownership interest in Stellacure of Hamburg, Germany to Medivision mbH. In line with the Company’s strategy to focus on its cash producing operations in the US and Argentina, the sale included consideration of approximately $43,000 in a loan repayment, approximately $69,000 forgiveness of a remaining loan balance owed to Stellacure from the Company, and a waiver against all past and future claims.

In conjunction with the disposition of Stellacure, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations. Additionally, the cash flows from Stellacure are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

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

Mesenchymal stem cells. Mesenchymal stem cells can be found in bone marrow, cord tissue and adipose tissue and differentiate into bone, cartilage, fat, muscle, tendon and other connective tissues.

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

Umbilical Cord Blood Banking

The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown. In the past decade, multiple public and private cord blood banks have been established to provide for the collection and preservation of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is stored and made available for a significant fee to an unrelated individual who matches the blood stored. The Company does not currently collect or store donated cord blood units. Private, or family cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is stored and made available to the family in the event the family needs stem cells for a transplant. Stem cells have been successfully recovered from cord blood after at least twenty five years of storage in liquid nitrogen. However, these cells may be able to retain their usefulness at least as long as the normal life span of an individual.

CORD

Services Provided By Cord

Cord’s operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage were conducted for a period of time through outsourced laboratory partners, Bergen Community Blood Services and Progenitor Cell Therapy, LLC, (PCT). In March 2010, Cord began to process and store cord blood in its own facility in Las Vegas. Cord provides the following services to each customer.

●
Collection Materials. A medical kit that contains all of the materials and instructions necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for infectious disease testing.

●
Physician And Customer Support. 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood and maternal blood samples.

●
Transportation. Manage all logistics for transporting the cord blood unit to our centralized facility immediately following birth. This procedure ensures chain-of-custody control during transportation for maximum security.

●
Comprehensive Testing. The cord blood sample is tested for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports these results to the newborn’s mother.

●
Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty five years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Material Reclassification, Merger, Consolidation, or Purchase or Sale of Significant Assets

China Stem Cell Ltd. Investment

In March of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company invoiced $62,866 for its minimum royalty payment for 2011. The Company did not invoice China Stem Cells for the 2012 minimum royalty payment due of $187,136, since it has not been paid the 2011 royalty balance, and it remains doubtful that this balance will be repaid.

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

As of December 31, 2012, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company recorded a reserve for the entire carrying value of the receivable of $458,706, including interest, as of December 31, 2012.

Stellacure Acquisition

In March 2010, the Company acquired 138,712 Series B Shares of Stellacure, GmbH, which represents an ownership percentage of 51%, a German Limited Liability Company that is in the business of privately collecting, processing, and storing cord blood samples. The purchase price paid by the Company was EUR 501,000. Stellacure operates primarily in Germany; however, it established sales channels in Spain and Italy in 2009.

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

On October 20, 2010, the Company as a co-proponent proposed a Plan of Reorganization for Vivi under the United States Bankruptcy Code, pursuant to which the Company proposed to acquire an additional 74% of the outstanding shares of Vivi, which would give it in excess of 94% ownership in ViVi, in exchange for the issuance of up to 644,888 shares of the Company’s common stock, and the Company’s agreement to make an additional senior secured loan in the amount of $300,000 to Vivi as working capital upon consummation of the Plan. Between June 16, 2010 and December 14, 2010, the Company accelerated the date of its loan commitment, and loaned $100,000 out of the proposed $300,000 loan amount to Vivi in advance of the Plan confirmation, secured under the super priority lien. On February 16, 2011, a hearing on Confirmation of this proposed plan of reorganization was heard and approved. The plan was scheduled to be Effective as of April 1, 2011. However, Vivi subsequently advised the Company that it would be unable to supply the full 94% plus ownership of Vivi’s outstanding capital stock to the Company as required under the Plan. On April 13, 2011, the Company filed a Non Consummation of Confirmed Plan with the United States Bankruptcy Court. The Company pursued its rights to foreclose as the holder of a super priority lien against all assets of NeoCells, ViviCells’ subsidiary. Then, on April 22, 2011, ViviCells filed an adversary proceeding against the Company, in the same United States Bankruptcy Court, Central District of California (Santa Ana), where ViviCells bankruptcy proceedings had been taking place (the “Adversary Proceeding”). ViviCells followed this by, in the Adversary Proceeding, filing a Motion for a temporary restraining order on April 25, 2011, seeking to halt the foreclosure by the Company on the assets of NeoCells. The complaint and the motion were amended on May 2, 2011, primarily by adding NeoCells, in addition to ViviCells, as a party to the adversary proceeding and the motion. The motion was heard on May 2, 2011. The motion was denied, and accordingly, the Company proceeded on May 2, 2011 at 1:00 pm (CST) to foreclose against all assets of NeoCells. At the public disposition of all property owned by NeoCells, the Company as a secured creditor bid $320,000 in offset debt, and acquired all right, title and interest in said property free and clear of any liens, security interests and encumbrances which are junior and subordinate to the Company’s security interest as a secured creditor. The tangible property acquired that the Company desired to retain was relocated to the Company’s Las Vegas facility.

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

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010 of which the Shareholders were paid $500,000. As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earnout. Under the Agreement, the Company will pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale.

VidaPlus
On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). The Company loaned $153,092 (US) to VidaPlus during the year ended December 31, 2011 and $93,396 during the quarter ended March 31, 2012 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place within 24 months, and the obligation will have been met in full after 1,000 samples have been processed and stored. The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR). VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

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

On January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in Vidaplus over the money invested by the Company in Vidaplus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to Vidaplus under Tranche 2 of the Stock Purchase Agreement with Vidaplus into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in Vidaplus for the money the Company invested in Vidaplus.

As of December 31, 2012, the Company holds 7% of the outstanding shares of VidaPlus and has a balance of convertible loans receivable amounting to $246,525. The Company wrote-down the book value of the equity to $0 as of December 31, 2012. The Company also wrote-down the convertible loan receivable to $123,263 as of December 31, 2012. See Note 9.

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

Management believes that in the US the organic differentiator for the company is its emphasis on strategic relationships with larger health insurance providers. This approach differs from its major competitors who tend to focus on a traditional pharmaceutical model by having sales representatives cover a geographical market by visiting ob/gyn practices. By focusing on the health insurance relationships, while the sales cycle is longer, once established, management believes the sales approach builds loyalty and recurring sales.

The Company officially opened its own laboratory operations at its new facility in Las Vegas, Nevada in March, 2010. Previously the Company has outsourced these key scientific elements to a third party. Now, with this key expertise in house, the Company has the ability to continue making advancements on existing and new services related to stem cells as well as better manage laboratory costs related to processing and storage. The Company at the present does not engage in clinical research and development activities at its laboratory facility.

Management may add acquisitions that increase the recurring storage based revenues, assuming cost effective new sources of capital can be located to make such accretive acquisitions. To date, the Company has concluded seven acquisitions, and management believes multiple opportunities may exist in the future to acquire smaller competitors who do not have the financial resources to compete on a go forward basis.

Patents, Trademarks, Licenses or Royalty Agreements.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past ten years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord has ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 2012, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.

Trademarks and Other Intellectual Property

The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in its business. The Company generally enters into confidentiality agreements with its employees, consultants, vendors and others. The Company also seeks to control access to and distribution of its technology, documentation and other proprietary information. The Company uses numerous trademarks, trade names and service marks for its products and services. CBAI also from time to time relies on a variety of intellectual property rights that the Company licenses from third parties. Although the Company believes that alternative technologies are generally available to replace such licensed intellectual property, these third party properties and technologies may not continue to be available to the Company on commercially reasonable terms.

The steps the Company has taken to protect its copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm its reputation and adversely affect its competitive position or results of operations.

The Company and CBA Properties, Inc. own various trademarks utilized by the Company and its subsidiaries. These trademarks include, among other marks, word marks registered with the United States Patent and Trademark Office (“USPTO”) in two international classes for the words “Cord Blood America,” as well as design marks which incorporate the words “Cord Blood America” registered with the USPTO in two international classes, marks registered with the USPTO utilizing the word “CorCell,” along with other trademarks registered with the USPTO. The Company also claims intellectual property rights in other words and designs not currently registered with the USPTO.

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

Employees

As of December 31, 2012, the Company had fifteen full-time employees, and three part time employees. This includes the Company’s Chairman of the Board and President, Vice President and General Counsel, and its Tissue Bank Director, operations, laboratory, administrative, accounting, customer service and sales personnel. The Company believes its relations with all of its employees are good.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cordblood-america.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, (both XBRL compliant), current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

Transactions Subsequent To Year End

None.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

The Company Has Been The Subject Of A Going Concern Opinion By Its Independent Auditors Who Have Raised Substantial Doubt As To Our Ability To Continue As A Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $51.2 million as of December 31, 2012. In addition, CBAI has consumed cash in its operating activities of approximately $.59 million for the year ending December 31, 2012 and has notes and loans payable of approximately $2.23 million at year end 2012. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has primarily financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past three quarters of 2012, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH, and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition

The Company believes that the key to its success is to increase sales of its cord blood preservation services and thereby increase its revenues and available cash. CBAI’s success with regard to cord blood preservation services will depend in large part on widespread market acceptance of cryo-preservation of cord blood and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. CBAI may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If CBAI is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

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

The Agreement provided that as Liquidated Damages, the Company will remit a specified sum (the “Penalty Sum”) to Tangiers on each share the investor has previously purchased and currently holds, and on each share purchased by Tangiers for cash in the future, until such time as the shares held by Tangiers can again be deposited into the DWAC system. The Company currently owes no damages for shares purchased by Tangiers in the past. As to potential future damages, shares can only be purchased by Tangiers for cash in the future at the Company’s election, as the June 27, 2008 agreement works in a manner similar to a credit line. Thus, it is possible no such damages will become due. In the event the Company elects to allow Tangiers to purchase shares for cash in the future, Tangiers may argue that a Penalty Sum may be due from the Company to Tangiers, even though the DTC “chill” has been removed, because the Company is not eligible for the DTC’s FAST program, including DWAC, which would thereby make this capital source more costly to the Company. The Tangiers Notes have been retired in full as set forth in Note 16. Subsequent Events, in this filing.

The Company was forced to enter into the February 8, 2011 settlement agreement with JMJ Financial (“JMJ”) due to the “chill” for the same or similar reasons the Company was forced to enter the above described settlement agreement with Tangiers, which resulted in $671,385 as monetary damages. The Company will not incur additional monetary damages to JMJ under that settlement agreement, however, under the settlement agreement, the discount rate on JMJ’s conversions of the notes governed by the settlement agreement was changed in JMJ’s favor, and in addition, the settlement agreement added a prepayment penalty for any previously funded portions of any JMJ note and added a cancellation fee for any portion of any past or future JMJ note which has not yet been funded. The JMJ Notes have been retired in full as set forth more fully in Item 1. under Events 2012, in this filing.

St. George Investments, LLC was not a capital source for the Company prior to the DTC effectuating the “chill,” and as such, is described more fully in Note 9. Commitments and Contingencies.

Tonaquint, Inc. was not a capital source for the Company prior to the DTC effectuating the “chill,” and as such, is described more fully in Note 9. Commitments and Contingencies.

Though the “chill” described herein has been removed by the DTC, it remains possible the DTC could again institute a “chill,” which could result in sources of funding for the Company becoming more costly, to the extent such funding existed or was desired by the Company at any such point in time that a “chill” was effectuated.

The Company May Be Liable To Its Customers And May Lose Customers If It Provides Poor Service, If Its Services Do Not Comply With Its Agreements Or If Its Storage Facilities Fail.

The Company must meet its customers’ service level expectations and its contractual obligations with respect to its services. Failure to do so could subject the Company to liability, as well as cause it to lose customers. In some cases, the Company relies upon third party contractors to assist in providing its services. CBAI’s ability to meet its contractual obligations and customer expectations may be impacted by the performance of its third party contractors and their ability to comply with applicable laws and regulations.

The Company Storage Systems Are Subject To The Risk Of Material Disruption; Insurance Risks

Any material disruption in the Company's ability to maintain continued, uninterrupted and fully operating storage systems could have a material adverse effect on the Company business, operating results and financial condition. The Company systems and operations are vulnerable to damage or interruption from fire, flood, break-ins, tornadoes and similar events. The Company may not carry sufficient business interruption insurance and/or liability insurance to compensate us for losses and claims that might occur in the event of such an interruption.

If The Company Does Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, It May Not Be Able To Market Its Cord Blood Banking Services.

The cord blood banking services that the Company provides are currently subject to FDA regulations requiring infectious disease testing. The cord blood facility the Company operates has registered with the FDA as a cord blood banking service, listed its products with the FDA, and will be subject to FDA inspection. In addition, the FDA has proposed new good tissue practice regulations that would establish a comprehensive regulatory program for human cellular and tissue-based products as well as proposed rules for donor suitability. Consistent with industry practice, the Company’s cord blood collection kits have not been cleared as a medical device. The FDA has announced that it will implement more regulatory procedures for cord blood banking in 2006. This new regulation may require medical device pre-market notification clearance or approval for the collection kits. Securing any necessary medical device clearance or approval for the cord blood collection kits may involve the submission of a substantial volume of data and may require a lengthy substantive review. This would increase costs and could reduce profitability. The FDA could also require that we cease using the collection kit and require medical device pre-market notification clearance or approval prior to further use of the kits. This could cause us to cease operations for some period of time.

The Company may not be able to comply with any future regulatory requirements, including product standards that may be developed after the date hereof. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability.

Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

Of the states in which the Company provides cord blood banking services, only California, New Jersey, New York, and Maryland currently require that cord blood banks be licensed. CBAI maintains the required procurement service licenses of the states of California, New York and New Jersey and Maryland. If other states adopt requirements for the licensing of cord blood banking services, the Company may have to obtain licenses to continue providing services in those states.

Because The Industry Is Subject To Rapid Technological And Therapeutic Changes And New Developments, The Company’s Future Success Will Depend On The Continued Viability Of The Use Of Stem Cells And Its Ability To Respond To The Changes.

The use of stem cells in the treatment of disease is a relatively new technology and is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells obsolete. In addition, there may be significant advances in other treatment methods, such as genetics, or in disease prevention techniques, which could significantly reduce the need for the services the Company provides. Therefore, changes in technology could affect the market for the Company's services and necessitate changes to those services. CBAI believes that its future success will depend largely on its ability to anticipate or adapt to such changes, to offer on a timely basis, services that meet these evolving standards and demand of its customers. Expectant parents may not use Company services and its services may not provide competitive advantages with current or future technologies. Failure to achieve increased market acceptance could have a material adverse effect on Company business, financial condition and results of operations.

The Company’s Markets Are Increasingly Competitive And, In The Event Its Unable To Compete Against Larger Competitors, Its Business Could Be Adversely Affected.

Cord blood banking and stem cell preservation is becoming an increasingly competitive business. The Company business faces competition from other operators of cord blood and stem cell preservation businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter Company markets and compete with CBAI for increased market share. Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Company currently has. The Company does not have any research and development underway, while other competitors have established budgets for such R&D. Established competitors, who have substantially greater financial resources and longer operating histories than the Company, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company currently attracts. While this competition is already intense, if it increases, it could have an even greater adverse impact on CBAI revenues and profitability. In the event that the Company is unable to compete successfully, its business will be adversely affected and competition may make it more difficult for CBAI to grow its revenue and maintain its existing business.

The Company Information Systems Are Critical To Its Business And A Failure Of Those Systems Could Materially Harm CBAI.

CBAI depends on its ability to store, retrieve, process and manage a significant amount of information. If Company information systems fail to perform as expected, or if the Company suffers an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on its business.

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

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Its Operations.

CBAI’s success largely depends on the efforts and abilities of its President & Chairman Joseph Vicente and Vice President and General Counsel Stephen Morgan. The loss of either’s services could materially harm the Company’s business because of the cost and time necessary to find their successor. Such a loss would also divert management’s attention away from operational issues. CBAI does not presently maintain key-man life insurance policies on either Executive Officer. The Company also has other key employees who manage its operations and if the Company were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract sufficient number and quality of staff.

Trading Of The Company Stock May Be Restricted By The Securities Exchange Commission’s Penny Stock Regulations, Which May Limit A Stockholder’s Ability To Buy And Sell The Company Stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. CBAI securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade Company securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of its common stock.

Failure To Establish And Maintain Effective Internal Controls Over Financial Reporting Could Have An Adverse Effect On The Company’s Business, Operating Results and Stock Price.

Maintaining effective internal control over financial reporting is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud. If CBAI is unable to maintain adequate internal controls, its business and operating results could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

In October, 2009, the Company re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. The Company’s new principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 17,000 square feet. The property is leased from an unaffiliated third party for a period of five years ending September 2014. The monthly lease payments are approximately $15,303, which includes Common Area Maintenance (CAM) charges. The lease on the property in Santa Monica, California expired on September 30, 2012 and was not renewed. The Company has no further obligation on the Santa Monica lease.

The Company maintains fire and casualty insurance on its leased property in an amount deemed adequate by management.

The Argentina subsidiary leases a facility for operations in Buenos Aires, Argentina.

ITEM 3. LEGAL PROCEEDINGS.

Lindsay Bays
On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims. After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleges that she entered into a contract for the collection and storage of her child’s cord blood. She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood. She sought monetary damages for injuries losses, and other special and general damages, punitive damages, interest and attorneys’ fees. On or around December 5, 2011, the Company filed a Motion to Dismiss the action. Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2012, and December 31, 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2012	High	Low
First Quarter	$0.035	$0.019
Second Quarter	$0.023	$0. 012
Third Quarter	$0.016	$0.008
Fourth Quarter	$0.008	$0.002

	Common Stock
Fiscal Year 2011	High	Low
First Quarter	$0.45	$0.21
Second Quarter	$0.40	$0.13
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.08	$0.02

(b) Holders. As of March 15, 2013, our Common Stock was held by approximately 666 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 East 4800 South, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2012, under which its common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,197,885	$0.97	6,124,861
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	1,533,778	$2.33	30,126

Total	7,731,663	$1.30	17,898

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

Recent Issuances of Unregistered Securities

The issuances listed under this sub-heading were made by the Company in 2012 in exchange for services rendered to the Company. For all of the following issuances, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and/or where noted as issued under one of the Company’s Flexible Stock Plans, under the exemption provided by Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided in Rule 701. Where Rule 701 is applicable, the recipients of such securities were the Company’s employees, directors or bona fide consultants and received securities under one of our Flexible Stock Plans, as noted in each particular entry. Where applicable, appropriate legends were affixed to the securities issued in the transactions detailed under this subheading.

In January 2012, 96,154 shares of common stock of the Company, at a total cash value on the date of issuance of $2,500 were issued to Angelo Rivolta for business consulting services.

In February 2012, 35,842 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000 were issued to Physician and Legal Consultant Services for medical consulting services.

In February 2012, 510,638 shares of common stock of the Company, at a total cash value on the date of issuance of $15,000 were issued to The Capitol Company for public relations services.

In February 2012, 69,444 shares of common stock of the Company, at a total cash value on the date of issuance of $1,750 were issued to Angelo Rivolta for business consulting services.

In February 2012, 47,619 shares of common stock of the Company, at a total cash value on the date of issuance of $1,000 were issued to Physician and Legal Consultant Services for medical consulting services.

Tangiers Investors, LP

From July 2011 through December 2011, Tangiers Investors, LP (Tangiers) acquired portions of Shelter’s Replacement Note, in a total amount of $600,000. In January and February of 2012, Tangiers acquired additional portions of Shelter’s Replacement Note in a total amount of $369,692 through several separate assignments.  Tangiers has exercised its conversion rights under the Replacement Note and these assignments thereof, in part.  In total, the Company issued 31,005,913 shares for a total value of $446,693 pursuant to these conversions for year ending December 31, 2012 and the Replacement Note is retired in full.

On June 1, 2011 and June 15, 2012, the Company issued two (2) $125,000 “Convertible Notes” to Tangiers Investors with interest accruing at 7% per annum due on June 1, 2012 and June 15, 2012 respectively.  On June 28, 2011, July 20, 2011, August 3, 2011, August 19, 2011, November 4, 2011, December 8, 2011, December 16, 2011, December 27, 2011 and January 6, 2012 the Company issued nine (9) “Convertible Notes to Tangiers Investors with interest accruing at 10% per annum and due one year from the issuance date. On December 16, 2011 and January 20, 2012 the Company issued two (2) $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per anum due one year from the issuable date on January 20, 2013. On January 27, 2012, February 3, 2012, February 10, 2012, February 16, 2012 and February 24, 2012 the Company issued five (5) separate $20,000 “Convertible Notes” to Tangiers Investors with interest accruing 10% per annum due one year from the issue date. The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates. The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note. Due to adjustments, Tangiers conversion ratio became 60% in the aforementioned formula, rather than 70%, in October 2012. In total, the Company issued 70,115,473 shares for a total value of $485,668. As of December 31, 2012, the Company has a principal balance due of $165,000 with Tangiers.

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

Further pursuant to the JMJ Agreement, the Company paid JMJ $1,117,730, which was the amount outstanding and owed by the Company under the Company Notes, including the February 2011 Settlement Agreement. This amount represented amounts advanced by JMJ under the JMJ Notes and not yet repaid by the Company through conversions of the Company’s common stock or otherwise.

Pursuant to the payoff, JMJ forgave $117,625 of accrued interest. The forgiveness of the accrued interest amount of $117,625 is presented net of related discount amortization of $302,074.

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). The total amount funded (in cash and notes) at closing was $1,000,000, representing the Maturity Amount less an original issue discount of $100,500 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000 each, with interest rates of 5.0%. To date, St. George has paid the total amount due.

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $0.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). Pursuant to conversions made by St. George under the above-described notes in 2012, the Company issued 96,656,920 total shares to St. George for a total value of $199,686. The principal balance due on the Note was $808,221 as of December 31, 2012.

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

In the event the Company is unable to make payments in cash or otherwise elects not to make a payment or payments in cash, the number of common shares delivered to the Investor upon conversion will be calculated by dividing the amount of the Company Note that is being converted by the market price of the common stock, which is defined as 80% of the arithmetic average of the three (3) lowest volume weighted average prices of the shares of the Company’s common stock during the twenty three (23) consecutive trading day period immediately preceding the date as of which such price determination is required (such as the effective date of a conversion). As of December 31, 2012, the principal balance amount owed to Tonaquint was $1,252,000.

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Cord’s operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage were conducted for a period of time through outsourced laboratory partners, Bergen Community Blood Services and Progenitor Cell Therapy, LLC, (PCT). In March 2010, Cord began to process and store cord blood in its own facility in Las Vegas. Cord provides the following services to each customer.

●
Collection Materials. A medical kit that contains all of the materials and instructions necessary for collecting the newborn’s umbilical cord blood at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for infectious disease testing.

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

●
Comprehensive Testing. The cord blood sample is tested for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports these results to the newborn’s mother.

●
Cord Blood Preservation. After processing and testing, the cord blood unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty five years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Stellacure GmbH

Based in Hamburg Germany, Stellacure GmbH collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Germany, Spain, and other European and Middle Eastern Countries.

Biocordcell Argentina S.A.

Based in Buenos Aires, Biocordcell Argentina S.A., collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Argentina, Uruguay and Paraguay.

Critical Accounting Policies

CBAI defines critical accounting policies as those that are important to the portrayal of its financial condition and results of operations and require estimates and assumptions based on the Company's judgment of changing market conditions and the performance of its assets and liabilities at any given time. In determining which accounting policies meet this definition, the Company considered its policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. The Company believes the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

●	determination of the level of allowance for bad debt

●	deferred revenue

●	revenue recognition

●	valuation of derivative instruments

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

Franchise revenues which are part of Bio’s current income are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for a franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability

Results of Operations for the Year Ended December 31, 2012 Compared To the Year Ended December 31, 2011

For the year ended December 31, 2012, the Company's total revenue increased to approximately $6.00 million from $5.08 million, an increase of $0.92 million or an 18% increase over the same period of 2011. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees increased approximately 17%, and the recurring revenues approximately 13% for the year ended December 31, 2012 versus the prior comparative period of 2011. Two secondary sources of revenue are franchise fees and placenta related sales. As a percentage of revenue in 2012 these two sources were approximately 8% of sales compared to 5% in the comparative year ending period of 2011. Per segment, Cord increased its total revenues by 10% and Bio increased its revenues by over 35% the prior comparative twelve month period. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue decreased from 31% to 30%. The cost of services includes transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.69 million or 20% to $4.20 million from year ending 2011 to year ending 2012. The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits will continue to improve.

Administrative and selling expenses for the year ended December 31, 2012 were $5.63 million as compared to $6.75 million for the comparative period of 2011 representing a 17% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the year ended 2012, depreciation and amortization was $0.79 million as compared to the 2011 year ending period total of $0.78 million.

The Company's loss from continuing operations was $2.39 million versus a loss of $5.87 million for the comparative period, resulting in a reduction of 59%. Included in the income from operations total is a $0.19 million reversal in the accrual for the Bio 2011 earn out. The Company's net loss was $3.50 million for the year ended December 31, 2012, a decrease of $3.01 million compared to the comparative period net loss of $6.51 million. A one-time loss of $1.10 million related to the sale of Stellacure through discontinued operations, contributed approximately 33% to the overall net loss for the year ended 2012.

Liquidity and Capital Resources

Total assets at December 31, 2012 were $6.35 million, compared to $7.35 at December 31, 2011. The decrease in the total assets is related to the reserve recorded on the related party receivables from China Stem Cells, Ltd and Vidaplus and the impairment recorded on the Vidaplus equity investment along with the deconsolidation of Stellacure. The total liabilities at December 31, 2012 were $5.84 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.80 million, $0.54 million and $2.34 million respectively. At December 31, 2011, total liabilities were $8.23 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $2.26 million, $0.87 and $1.93 million respectively. $1.70 million of the decrease in total liabilities was related to the elimination of the Stellacure operation and the repayment of promissory notes payable of $1.69 million.  The net impact of these changes resulted in total assets exceeding total liabilities by $0.52 million for the period ending December 31, 2012 and a net change of $1.4 million over the comparative period of 2011.

At December 31, 2012, the company had $0.39 million in cash, an increase by $0.21 million or 116% from the prior comparative period of 2011. The Company currently collects cash receipts from operations through Cord and its subsidiary Bio. Cash flows from operations are currently sufficient to fund operations as net cash used in operating activities for the year ended December 31, 2012, decreased $1.71 million or 112% from the prior comparative period of 2011, and resulted in Company operations generating $0.19 of cash for the year ending 2012.  During the last 9 months of 2012 there was no increase in notes payable for purposes of working capital or investment in affiliate companies.  As a result,  net cash used in investing activities decreased by $0.54 million and net cash provided by financing activities decreased from $2.71 million for the year ended December 31, 2011 to $0.43 million for the year ended 2012. This represents a decrease of approximately 84%.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. Over the past nine months, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, sold its 51% ownership in stellacure GmbH which required ongoing capital, and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2012 and 2011, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2012. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in the Company’s disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. The Company continues to actively develop the controls and resources necessary in order to be in position to remediate this lack of segregation of duties.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2012.

The deficiency in the Company's internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. The Company continues to actively develop the controls and resources necessary in order to be in position to remediate this lack of segregation of duties.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s executive officers and directors. The Company directors shall serve until his or her successors are elected and quality or until his or her earlier death, resignation or removal. The Company Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company

Joseph R. Vicente	50	Chairman, Director and President
Stephen Morgan	36	Vice President, General Counsel (non-officer position), and Secretary
Timothy McGrath	49	Director

Joseph R. Vicente has been a director of the Company since April 2004. Mr. Vicente has occupied different positions at the Company since November 2004, and was appointed on May 15, 2012 as the Company President and Chairman. From July 2002 through October 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management. From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions.

Stephen Morgan currently serves as Vice President, General Counsel, and Secretary. He has been General Counsel of the Company since August 2010. Prior to his employment with the Company, Mr. Morgan worked for law firms in Los Angeles, California, representing clients in a broad range of transactional and litigation matters. Mr. Morgan earned his Bachelor of Science degree from the University of Minnesota and his Juris Doctor from Loyola Law School in Los Angeles, California.

Timothy McGrath has been a director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past thirteen years. Mr. McGrath is currently serving as Controller for LogicInfo, a technology services company. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc. From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

Involvement In Certain Legal Proceedings

None of the Company's officers, directors, promoters or control persons has been involved in the past five years in any of the following:

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

Committees; Audit Committee Financial Expert.

The Company board has an Audit Committee made up solely of Timothy McGrath.

The Company Board of Directors has determined that Cord Blood has one Audit Committee financial expert, Mr. McGrath, On April 6, 2006; the board adopted its written Audit Committee charter.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2012 and 2011 fiscal years as shown in the following table.

SUMMARY COMPENSATION TABLE

Overview

The following is a discussion of the Company program for compensating its named executive officers and directors. Currently, the Company does not have a compensation committee, and as such, the Board of Directors is responsible for determining the compensation of the Company’s named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of the Company policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that its executives are compensated effectively in a manner consistent with Company strategy and competitive practice, and to align executive’s compensation with the achievement of the Company’s short and long term business objectives.

The Board of Directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing its revenues, broadening the Company product line offerings, managing costs and otherwise helping to lead the Company through a period of profitable growth.

In the future, the Company expects that the Board of Directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of the Company and with the full authority to determine and approve the compensation of the Company’s President and Vice President and make recommendations with respect to the compensation of other executive officers. CBAI expects that its compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

The Company’s compensation program for the named executive officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans, although Mr. Vicente’s and Mr. Morgan’s agreements have a bonus plan, subject to the Board’s discretion. The base salary provided is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

The Company’s named executive officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are reviewed and approved by the Company’s Board of Directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s named executive officers in 2012 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2012, but the Company retains the position of providing such compensation considering a host of performance based criteria that will encourage executives to remain employed by the Company and also to attract persons of exceptional ability to become executives of the Company.

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

Retirement Benefits

The Company adopted a tax-qualified employee savings and retirement plan, the 401(k) Plan, for eligible U.S. employees, including named executive officers. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) Plan, subject to the statutorily prescribed annual limit. After 1000 hours of service, the Company matches dollar for dollar up to 3% of compensation, and then $0.50 per dollar up to 5% of compensation, for a maximum cumulative match of 4%. All contributions made by tax qualified employees are fully vested. The Company intends the 401(k) Plan, and the accompanying trust, to qualify under Sections 401(k) and 501 of the Internal Revenue Code so that contributions by employees to the 401(k) Plan, and income earned (if any) on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that we will be able to deduct our contributions, if any, when made. The trustee under the 401(k) Plan, at the direction of each participant, may invest the assets of the 401(k) Plan in any of a number of investment options.

The company announced it was terminating the 401(k) Plan effective May 6, 2012, and has conformed with the notices required of such termination.

Perquisites

The Company did not provide its named executive officers with any perquisites and other personal benefits. The Company does not view perquisites as a significant element of its compensation structure, but does believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which it competes. It is expected that the current practice regarding perquisites will continue and will be subject to periodic review by its Board of Directors.

The following table sets forth the compensation paid to the Company’s President and one other highly compensated executive officer for each of its last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Matthew L. Schissler (former) CEO	2012	79,355	0	0	0	79,355
and Chairman (resigned 5/14/2012)	2011	181,913	54,574	0	0	236,486

Joseph Vicente	2012	116,224	5,000	0	0	121,224
President and Chairman	2011	126,769	31,624	0	0	158,411

Stephen Morgan	2012	125,000	16,500		0	141,500
Vice President and General Counsel	2011	125,000	24,958	0	0	149,958

(1)
Bonuses to the named executive officers reported above relating to 2012 were paid in December 2012 for achieving six month EBITDA performance standards as established by the Board of Directors. Bonuses to the named executive officers reported above relating to 2011 were paid in between June through December 2011.

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

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of the Company’s principal executive officers during 2012, and each person who served as an executive officer of CBAI as of December 31, 2012 (No grants were made during 2012):

2012 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)

Matthew Schissler (former) Chairman and CEO	-	-	$-	$-

Joseph Vicente Chairman and President	-	-	$-	$-

Stephen Morgan Vice President and General Counsel	-	-	$-	$-

Holdings of Previously Awarded Equity

2012 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable		Un-exercisable	($)	Date
Matthew L. Schissler	5,000	(1)		25.00	04/29/14
(former) Chairman and CEO	206	(1)		18.00	07/01/15
	2,500	(1)		18.00	12/31/15
	16,000	(1)		31.00	09/12/15
	75,000			1.00	07/06/13
	602,740,	(1)		0.30	07/13/20
	1,214,645			1.00	12/31/19
	1,214,645			1.00	12/31/19
	154,686			1.00	07/01/20
	--

Joseph Vicente	5,000			25.00	04/29/14
President	7,000			25.00	01/10/15
	2,500			25.00	08/01/15
	1,500			25.00	12/31/15
	75,000-			1.00	07/06/20
	602,740			0.30	07/06/13
	452,055	(1)	150,685	0.30	07/13/13
	607,323			1.00	12/31/19
	607,323			1.00	12/31/19
	77,344			4.10	07/01/20
	77,344			4.10	07/01/20

(1)	These options vest equally over four years, commencing July 13, 2010 and ending July 13, 2013.

Option Exercises and Stock Vested

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2012

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler (former Chairman and CEO)	$--	$--	--	--	--	--	$--
Joseph R. Vicente	$--	$--	--	--	--	--	$--
Timothy McGrath	$2,250	$--	--	--	--	--	$$2,250

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2011. In 2012 the Company did not issue any shares related to its Board of Directors Compensation.

Compensation Committee Interlocks and Insider Participation

The Company did not have a compensation committee during the year ended December 31, 2012. During the fiscal year ended December 31, 2012, none of the Company’s executive officers served on the Board of Directors of any entities whose directors or officers serve on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2013, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 624,192,183 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company;

●	The Company’s President and each person who serves as an executive officer of the Company; and All executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Joseph Vicente	2,622,672	(2)	*	%
Common	Stephen Morgan	100,000		*	%
Common	Timothy G. McGrath	90,669		*	%
Common	All executive officers and directors as a group (3 persons)	2,813,341		*	%
———————
*	Less than 1% of the outstanding common stock.

(1)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Helm Drive, Las Vegas, NV 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 624,192,183 shares of common stock outstanding on March 15, 2013 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2013 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(2)	Includes 2,622,672 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

China Stem Cells, Ltd. .

In March, of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company has elected to not accrue for royalty fees as of December 31, 2012.

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

As of December 31, 2011, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is entitled to Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. On information and belief, a trust which is held fifty percent by former Company Director and Officer Mathew Schissler and fifty percent by his spouse Stephanie Schissler owns a 2% non-dilutable interest in China Stem Cells, Ltd. Mr. Schissler served as a Director of China Stem Cells, Ltd. until his resignation effective in June 2012. The Company’s current President, Joseph Vicente was appointed as a Director of China Stem Cells, Ltd. on July, 2012. The Company recorded a reserve for the entire carrying value of the receivable of $478,706 including interest as of December 31, 2012.

VidaPlus
As of December 31, 2012, the Company has $246,525 loan receivable outstanding, which is convertible into equity. The Company acquired an additional 6% equity interest in VidaPlus during 2012 through conversion of a loan receivable, bringing its aggregate equity position to 7%. During the year ended December 31, 2012, the Company recorded a reserve of $123,263 leaving a value of $123,262 as of December 31, 2012.

Consulting Agreement with Pyrenees Consulting, LLC
On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. Pyrenees Consulting was, and on information and belief is owned 50% by Stephanie Schissler, who is the spouse of the Company’s former CEO (along with additional Officer and Director positions) Matthew Schissler and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement entitled Pyrenees to a monthly retainer of $12,500 and stock option incentives for its services in relation to strategic corporate planning and other business related matters. The agreement term was 12-months and it automatically renewed for an additional 12-month period in 2011 with a 5% increase in the monthly retainer to $13,125. The consulting agreement was not renewed, but the Company continued to pay for services provided on or before May 14, 2012, at which time the Company and Pyrenees Consulting ceased their arrangement.

Frozen Food Gift Group, Inc.
CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is approximately $30,000 as of December 31, 2012. The Company’s former CEO and Chairman of the Board, Mathew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board. CBAI’s COO Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rose, Snyder, Jacobs LLP serves as the Company's independent registered public accounting firm and audited its financial statements for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$160,380	$188,663

Tax Fees	$24,905	$24,803

Total	$185,285	$213,466

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (7)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(9)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (20)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (20)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (26)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2
Second Amendment, dated November 26, 2007, to the Securities Purchase Agreement, dated as of February 14, 2007, as amended by the First Amendment, dated as of April 9, 2007, by and among CorCell, Cord Blood America, Inc., and Shelter Island (4)

10.3	CorCell Security Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc., and Shelter Island (4)

10.4	Put Option Agreement, dated as of November 26, 2007, by and between Cord Blood America, Inc. and Shelter Island (4)

10. 5	Subordination Agreement, dated November 26, 2007, by and between Cord Blood America, Inc., CorCell, Career Channel, Inc., the Purchasers and Shelter Island (4)

10.6	Employment Agreement between the Company and Joseph Vicente (6)

10.7	Employment Agreement between the Company and Matthew Schissler (6)

10.8
Fourth Amendment to Securities Purchase Agreement, dated June 3, 2008, by and among CorCell, Ltd., the Company, Career Channel, Inc., a Florida corporation d/b/a Rainmakers International, and Shelter Island Opportunity Fund, LLC (5)

10.9	Form of Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company (5)

10.1	Amendment Agreement, dated as of February 20, 2009, by and among Shelter Island Opportunity Fund, LLC, Corcell Ltd. and Cord Blood America, Inc. (8)

10.11	Lease for Las Vegas Facility (14)

10.12	2011 Flexible Stock Option Plan (21)

10.13	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (10)

10.14	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (11)

10.15	Convertible Promissory Note Executed January 6, 2010 between Cord Blood America, Inc. and JMJ Financial (12)

10.16	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (13)

10.17	Material Agreement between Company and Pyrenees Capital (13)

10.18	Convertible Promissory Note Executed March 24, 2010 between CBAI and JMJ Financial (13)

10.19	Convertible Promissory Note Executed March 26, 2010 between CBAI and JMJ Financial (13) License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (15)

10.21	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (16)

10.22	Senior Secured Note Agreement between Cord Blood America, Inc. and Shelter Island Opportunity Fund Executed July 21, 2010. (17)

10.23	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (18)

10.24	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (19)

10.25	On January 12, 2011, Cord Blood America, Inc, Entered into a Convertible Promissory Note with JMJ Financial and a Liquidated Damages Agreement. (19)

10.26	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (19)

10.27	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (22)

10.28	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (23)

10.29	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(24)

10.3	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (24)

10.31	Employment Agreement between the Company and Stephen Morgan (25)

10.32	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to Medivision mbH.(27)

21	List of Subsidiaries (5)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ((Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(4) Filed as an exhibit to Current Report on Form 8-K filed on November 30, 2007.

(5) Filed as an exhibit to Current Report on Form 8-K filed on June 13, 2008

(6) Filed as an exhibit to Current Report on Form 8-K filed on September 12, 2011

(7) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(8) Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(9) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(10) Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(11) Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(12) Filed as an exhibit to Current Report on Form 8-K/A filed on January 12, 2010

(13) Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010

(14) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(15) Filed as an exhibit to Current Report on Form 10Q filed on May 5, 2010

(16) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(17) Filed as an exhibit to Current Report on Form 8-K filed on August 4, 2010

(18) Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(19) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(20) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

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

(24) Filed as an exhibit to Current Report on Form 8-K filed on July 6, 2012.

(25) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(26) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(27) Filed as an exhibit to Current Report on Form 8K filed on October 4, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2013.

CORD BLOOD AMERICA, INC.

By:	/s/ Joseph R. Vicente
Joseph R. Vicente
President and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Vicente
Joseph R. Vicente	April 1, 2013
President and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/ Timothy McGrath
Timothy McGrath	April 1, 2013
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011. Cord Blood America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring operating losses and has an accumulated deficit at December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs, LLP

Encino, California
March 27, 2013

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 (AUDITED) AND DECEMBER 31, 2011 (AUDITED)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$393,832	$181,550
Accounts receivable, net of allowance for doubtful accounts of $82,309 and $109,829	181,745	137,209
Prepaid expenses	91,911	88,315
Other current assets	367,506	282,835
Current assets of discontinued operations	--	142,090
Total current assets	1,034,994	831,999
Property and equipment, net of accumulated depreciation and amortization of $536,145 and $383,080	801,568	657,401
Customer contracts and relationships, net of accumulated amortization of $ 3,214,273 and $2,587,896	4,125,028	4,756,786
Investments and related party receivables	123,262	782,496
Other Assets	22,754	---
Goodwill	244,053	244,053
Non-current assets of discontinued operations	--	77,348
Total assets	$6,351,659	$7,350,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$538,278	$865,620
Accrued expenses	776,636	916,376
Deferred rent	--	61,339
Deferred revenue	1,616,797	1,333,736
Derivative liability	354,654	973,679
Interest on Promissory Notes	76,700	--
Promissory notes payable, net of unamortized discount of $269,620 and $106,821	1,095,380	789,872
Current liabilities of discontinued operations	--	749,901
Total current liabilities	4,458,445	5,690,523
Notes payable, net of unamortized discount of $206,411 and $994,045	653,809	1,477,522
Interest on promissory note	3,242	462,695
Deferred Revenue (long term portion)	719,736	598,179
Total liabilities	5,835,232	8,228,919
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized,376,234,408 and 138,804,403 shares issued and outstanding, inclusive of treasury shares	659,732	635,985
Additional paid-in capital	50,871,033	47,736,445
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	141,867	33,001
Accumulated equity (deficit)	(51,218,693)	(48,761,688)
Total cord blood stockholders’ equity (deficit)	(145,894)	(956,090)
Non-controlling interest	662,321	77,254
Total stockholders’ equity (deficit)	516,427	(878,836)
Total liabilities and stockholders’ deficit	$6,351,659	$7,350,083

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (AUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2012	2011

Revenue	$5,992,948	$5,075,292
Cost of services	(1,793,735)	(1,561,635)
Gross profit	4,199,213	3,509,657
Administrative and selling expenses	(5,633,510)	(6,749,183)
Start Up Costs	--	(141,205)
Change in value of contingent consideration	190,000	(250,000)
Loss from operations	(1,244,297)	(3,631,361)
Interest expense and change in derivative liability	(1,267,987)	(2,239,553)
Interest forgiven on notes payable	117,626	---
Net loss from continuing operations before provision for income taxes	2,394,658	5,870,914
Income taxes	---	---
Net loss from continuing operations after provision for income taxes	2,394,658	5,870,914
Discontinued Operations:
Loss from discontinued operations, net of tax	(210,812)	(639,359)
Gain (Loss) on sale of stellacure, net of tax	(889,789)	---
Net income (Loss) from discontinued operation	(1,100,601)	(639,359)
Net Loss	(3,495,259)	(6,510,273)
Net income (loss) attributable to Non-controlling interest	217,783	538,521
Net loss from continuing operations before provision for income taxes attributable to Cord Blood America	(3,277,476)	(5,971,752)

Basic loss per share
Continuing operations	$(0.01)	$(0.07)
Discontinued operations	(0.00)	(0.01)
Net basic earnings per share	$(0.01)	$(0.07)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	252,661,081	86,143,153

Net loss before income taxes	$(3,495,259)	$(6,510,273)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	108,866	33,552
Income tax expense related to the items of other comprehensive income	---	---
Other comprehensive income (loss), net of tax	$(3,386,393)	(6,476,721)
Comprehensive income attributable to Cord Blood America	$(3,386,393)	$(6,476,721)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total

Balance at December 31, 2010	62,838,832	$628,389	$42,892,449	$(599,833)	(551)	$(42,789,936)	615,775	$746,293
Shares issued for services	1,288,099	129	80,037					80,166
Shares issued for Compensation	445,671	45	52,305					52,350
Common Stock for debt Conversion	62,175,091	6,217	2,160,556					2,166,773
Shares issued for DWAC settlements	923,661	92	245,722					245,814
Shares issued for Cash	1,953,025	195	511,805					512,000
Ironridge Global	9,179,018	918	856,244					856,162
Fractional Share Adjustment	1,006							---
Stock Option Expense			201,995					201,995
Derivative Adjustment			735,332					735,332
Consolidated Net Loss						(5,971,752)	(538,752)	(6,510,273)
Comprehensive Income					33,552			33,552

Ending Balance at December 31, 2011	138,804,403	$635,985	$47,736,445	$(599,833)	$33,001	$(48,761,688)	$77,254	$(878,836)
Shares issued for services	759,697	76	45,830					45,906
Issuance of Common Stock for Debt Conversion	236,670,308	23,667	1,852,451					1,876,118
Fractional Share Adjustment		4						4
Stock Option Expense			41,939					41,939
Derivative Adjustment			1,194,368					1,194,368
Consolidated Net Income
						(3,277,476)	(217,783)	(3,495,259)
Comprehensive Income					108,866			108,866

Deconsolidation of Stellacure						820,471	802,850	1,623,321
Ending Balance December 31, 2012	376,234,408	$659,732	$50,871,033	$(599,833)	$141,867	$(51,218,693)	$662,321	$516,427

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	YEAR -ENDED DECEMBER 31, 2012	YEAR-ENDED DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(3,495,259)	$(6,510,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,100,601	639,359
Shares issued (cancelled) relating to services, net	41,652	80,166
Shares issued to employees, directors and consultants	4,250	52,350
Amortization of loan discount	1,066,119	1,589,302
Impairment of Vidaplus investment	204,099	--
Depreciation and Amortization	792,717	779,221
Stock Option Expense	41,957	201,995
Change in value of derivative liability	(36,036)	(349,869)
Change in value of contingent consideration	(190,000)	250,000
Interest forgiven on notes payable	(117,626)	-
Shares issued as payment of interest on convertible notes	173,813	113,009
Bad Debt	554,449	74,726
Foreign Currency Translation	108,866	33,552
Accrued interest receivable on related party receivable	(33,400)	(25,269)
Non-cash interest expense on Ironridge Global transaction	--	570,960
DWAC Settlement Liabilities	--	917,200
Net change in operating assets and liabilities	(25,878)	66,137
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	190,323	(1,517,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(309,353)	(314,483)
Loan receivable issued to China Stem Cells	--	(275,000)
Loan receivable issued to and investment in VidaPlus	(93,983)	(357,227)
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(403,336)	(946,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	--	512,000
Proceeds from issuance of notes payable-related party	1,545,000	2,200,000
Repayment of Notes payable	(1,117,731)	--
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	427,269	2,712,000

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	(1,974)	(398,747)
Investing cash flows	--	--
Financing cash flows	--	--
NET CASH USED IN DISCONTINUING OPERATIONS	(1,974)	(398,747)

NET INCREASE (DECREASE) IN CASH	212,282	(150,891)

Cash balance at beginning of period	$181,550	$332,441
Cash balance at end of period	$393,832	$181,550
Supplemental Disclosures

Interest Paid	$2,080	$--
Summary of non-cash transactions
Acquisition of Neocells customer contracts as repayment	$--	$320,416
Conversion of debt into common shares	$1,876,119	$1,896,216

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012		2011
Supplemental disclosure of cash flow information:
Cash paid for interest		$2,080	$80,776
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for cancellation of warrants and put option		$--	$--
Acquisition of Neocells customer contracts as repayment	$		$320,416

Conversion of debt and payables into common shares		$1,876,118	$2,166,773

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families to families throughout the United States and the Commonwealth of Puerto Rico.

●	Stellacure GmbH specializes in providing private cord blood stem cell preservation services to families in Germany, Spain and Italy.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold the corporate trademarks and other intellectual property.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $51.2 million as of December 31, 2012. In addition, CBAI has notes and loans payable of approximately $2.23 million as of December 31, 2012. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. Over the past three quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and received no additional funding from outside sources for working capital. During the year ended December 31, 2012, the Company had positive cash flow from operations of $0.19 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord and Biocordcell Argentina S.A. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 in addition to the acquisition of Biocordcell in 2010 (Note 3). During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Estimated amortization expense for the next five years is as follows: 2013: $567,253; 2014: $534,138; 2015: $501,025; 2016: $431,753, 2017 $267,804

Impairment of Long-Lived Assets

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

Equity Investments

Cord has a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilizes the equity method of accounting as it owns more than 20% of the outstanding common stock and has the ability to exercise significant influence over this company. As such, the investment is carried at cost less Cord's proportionate share of ViviCells net loss for the period since investment. During 2011 the Company foreclosed on and acquired all the assets of Neocells, a subsidiary of ViviCells, as satisfaction on the outstanding receivable from ViviCells. There is no remaining investment in ViviCells as of December 31, 2012 because of this action.

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not signficant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in Vivicells. At December 31, 2012 the Company has an outstanding loan to Vivicells in the amount of $246,525. During the year ended December 31, 2012, the Company recognized an impairment loss on the Vidaplus investments and wrote-down its equity interest to $0 and the value of its notes receivable to $123,262.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

Franchise revenues which are part of Biocordcells current income are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for a franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2012 and December 31, 2011, the Company recognized $112,191 and $72,873 of franchise revenues respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2012.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taking authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2012 and 2011. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2007 and by the IRS for years through 2008.

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

Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding 252,661,081 and 86,143,153 for the years ended December 31, 2012 and December 31, 2011, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$393,832	$--	$--	$393,832

Derivatives liability	--	--	(354,654)	(354,654)

Derivatives liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.12% to 0.51%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$181,550	$--	$--	$181,550

Derivatives liability	--	--	(973,679)	(973,679)

Derivatives liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.1% to 1.28%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivatives liability:

Value at December 31, 2010	$238,789
Change in value of derivative	(349,869)
Creation of Instrument	1,820,096
Reclassification to equity	(735,332)
Value at December 31, 2011	$973,679
Change in value of derivative	(36,017)
Creation of Instrument	609,361
Reclassification to equity	(1,194,368)
Value at December 31, 2012	$354,654

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for the Company beginning January 1, 2012 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

Note 3. Summary of Acquisitions

Stellacure GmbH

In March 2010, the Company acquired a 51% ownership interest in Stellacure, GmbH, and a German Limited Liability Company that is in the business of collecting, processing, and storing cord blood samples. Stellacure operates primarily in Germany; however, it established sales channels in Spain and Italy in 2009.

On September 28, 2012, the Company sold its 51% ownership interest in Stellacure of Hamburg, Germany to Medivision mbH. In line with the Company’s strategy to focus on its cash producing operations in the US and Argentina, the sale included consideration of approximately $43,000 in a loan repayment, approximately $69,000 forgiveness of a remaining loan balance owed to Stellacure from Company, and a waiver against all past and future claims. See Note 5.

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

The Company was involved in a dispute with the shareholders of BioCells from whom the Company purchased its ownership stake in BioCells (the "Sellers") over the amount of the 2011 earn-out to be paid to Sellers based on the interpretation of the terms of the agreements relevant to the aforementioned purchase. As of June 22, 2012, the Company entered into an Agreement with the Sellers. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of BioCells, the Company has paid the total cash amount due of $60,000 as of December 31, 2012.

Note 4. Property and Equipment

At December 31, 2012, property and equipment consists of:

	Useful Life (Years)	2012	2011

Furniture and fixtures	1-5	$99,820	$94,851
Computer equipment	5	154,501	138,510
Laboratory Equipment	1-5	490,874	304,037
Freezer equipment	7-15	360,024	349,711
Leasehold Improvements	5	232,494	153,372
		1,337,713	1,040,481
Less: accumulated depreciation and amortization		(536,145)	(383,080)
		$801,568	$657,401

For the years ended December 31, 2012 and 2011, depreciation and amortization expense totaled $792,717 and $779,221 respectively.

Note 5. Discontinued Operations

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

Note 6. Accrued Expenses

The components of accrued expenses at December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Accrued Biocordcell investment	--	250,000
Other accrued expenses	776,636	663,376
	$776,636	$916,376

Note 7. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2012 and December 31, 2011, notes and loans payable consist of:

	December 31, 2012	December 31, 2011

Convertible Promissory Note Payable to JMJ Financial, secured by $1.5 million of the Company's assets, one time interest charge of 10.33%, due January 19, 2013	$--	$672,986
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.67%, due April 7, 2013	--	700,025
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company’s assets, one-time interest charge of 10%, due January 12, 2014	--	150,000
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	808,220	803,529
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 1, 2012	--	125,000
Convertible Promissory Note payable to Tangiers Investors, 7% per annum, due on or before June 15, 2012	--	125,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before June 28, 2012		25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before July 20, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 3, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before August 19, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before November 7, 2012	--	25,000
Senior Convertible Secured Note Payable to Shelter Island Opportunity Fund, LLP, effective interest rate of 16% per annum, payable in six monthly installments of $248,400 January 2011 through September 2011	--	369,693
Convertible Promissory Note to Tangiers Investors, secured by $.10 million of the Company’s assets. Due on or before November 22, 2012	--	27,000
Convertible Promissory Note Payable to JMJ Financial, secured by $.750 million of the Company's assets, one time interest charge of 10.50%, due October 7, 2013	--	145,025
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 8, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 14, 2012	25,000	25,000
Convertible Promissory Note to Tangiers Investors, secured by $.05 million of the Company’s assets. Due on or before December 16, 2012	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	25,000	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 6, 2013	25,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	50,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	20,000	--
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	20,000	--
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	--

	2,225,220	3,368,258
Less: Unamortized Discount	(476,031)	(1,100,864)
	$1,749,189	$2,267,394

Note 8. Investment and Notes Receivable, Related Parties

At December 31, 2012 and 2011, notes receivable consist of:

Convertible Note Receivable from China Stem Cells, Ltd, related party, has 7% annual interest, payable semi-annually through December 10, 2011, annual principal and interest payments of $33,438 from December 10, 2012 through December 10, 2016, when the note matures, and collateralized by a debt of share charge.	--	425,306

Note Receivable from VidaPlus pledged by samples convertible into shares after 12 months at companies discretion and upon notice required by agreement	123,262	327,092

Investment in VidaPlus.	--	30,098

	$123,262	$782,496

During the year ended December 31, 2012, the Company converted $174,00 of the Vidaplus note receivable into equity. The company also recorded a reserve for the entire balance of the note receivable from China Stem Cells, Ltd., and $123,263 of the balance of the note receivable from Vidaplus. In addition, the Company fully impaired its equity investment in Vidaplus.

Note 9. Commitments and Contingencies

St. George Investments

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000.00 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). Due to a triggering event occurring, the current interest rate is 12%. The total amount funded (in cash and notes) at closing will be $1,000,000, representing the Maturity Amount less an original issue discount of $100,500.00 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000.00 each, with interest rates of 5.0%. To date, St. George has paid the total amount due.

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%).

The Investor has also received a five year warrant entitling it to purchase 1,399,253 shares of common stock of the Company at an exercise price of $.179. The warrant also contains a net exercise /cashless exercise provision.

As of December 31, 2012 the balance due to St. George Investments was $811,459, including accrued interest of $3,239.

Tangiers Investors

On December 6, 2011, December 27, 2011 and January 6, 2012, the Company issued three (3) separate $25,000 “Convertible Notes” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 20, 2012 the Company issued one (1) $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 27, 2012 and February 3, 2012 the Company issued two (2) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates. The conversion price shall be the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note. Due to adjustments, Tangiers conversion ratio became 60% in the aforementioned formula, rather than 70%, in October 2012.

As of December 31, 2012, the Company has a balance of $181,026 due to Tangiers of which $16,026 is accrued interest.

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc. (Tonaquint) a Utah corporation whereby the Company issued and sold, and the Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note). As of December 31, 2012 the interest rate was 18% which is being disputed by the Company. The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to the Tonaquint to cover its fees.

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

As of December 31, 2012, the principal balance amount owed to Tonaquint was $1,252,000 and $60,675 in accrued interest.

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). The Company loaned $153,092 (US) to VidaPlus during the year ended December 31, 2011 and $93,396 during the quarter ended March 31, 2012 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two will take place within 24 months, and the obligation will have been met in full after 1,000 samples have been processed and stored. The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR). VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

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

On January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1, however, the Company maintained a liquidation preference in Vidaplus over the money invested by the Company in Vidaplus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to Vidaplus under Tranche 2 of the Stock Purchase Agreement with Vidaplus into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in Vidaplus for the money the Company invested in Vidaplus.

As of December 31, 2012, the Company holds 7% of the outstanding shares of VidaPlus in the amount of $204,099, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable, and the carrying amount exceeds the fair value as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment as of December 31, 2012. The Company also wrote-down $123,263 of the convertible loans receivable, leaving a loan balance of $123,262 as of December 31, 2012.

Patent License Agreement

PharmaStem Therapeutics holds certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past five years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners may, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem technology and processes covered by its patents for so long as the patents may remain in effect. All of the patents expired in 2010. Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord has ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2012, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008.

Contingencies

Lindsay Bays
On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims. After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleges that she entered into a contract for the collection and storage of her child’s cord blood. She claims that though her child was accepted as a candidate for autoreinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood. She sought monetary damages for injuries losses, and other special and general damages, punitive damages, interest and attorneys’ fees. On or around December 5, 2011, the Company filed a Motion to Dismiss the action. Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

As a result of this Agreement with the Sellers of Bio, the Company has paid the total cash amount due of $60,000 as of December 31, 2012.

Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Joseph R. Vicente, then the Company’s Chief Operating Officer and Vice President and appointed Chairman and President on May 15, 2012 by the Board of Directors, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Vicente. Mr. Vicente’s Executive Employment Contract had an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Vicente and the Company in July of 2008. Mr. Vicente voluntarily reduced his annual salary by 12.5% until otherwise determined by Mr. Vicente, along with the advice and consent of the Company’s Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Vicente’s prior year base salary. The Agreement provides for a change of control termination bonus, which provide that if Mr. Vicente is terminated, his compensation reduced, or Mr. Vicente terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied (2.00). The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the agreement.

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

Rent to be paid
2013	237,716
2014	156,330
2015	130,793
Total	$524,839

Total rent expense for 2012 and 2011 under the operating leases amounted to $237,390 and $315,180 respectively.

Employee Benefit Plan

The Company had a Savings and Retirement 401K Plan covering all full time employees who have completed more than 1000 hours of service. The Company makes a matching contribution dollar for dollar up to 3% of compensation, and then $0.50 per dollar up to 5% of compensation for a maximum cumulative match of 4%. The Company’s contributions to the Plan for the years ended December 31, 2012 and 2011 were $7,727 and $30,604 respectively. The Plan was terminated as of May 6, 2012.

Note 10. Related Party Transactions and Commitments

Related Party Transactions

China Stem Cell Ltd. Investment

In March of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company invoiced $62,866 for its minimum royalty payment for 2011. The Company did not invoice China Stem Cells for the 2012 minimum royalty payment due of $187,136, since it has not been paid the 2011 royalty balance, and it remains doubtful that this balance will be repaid.

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

As of December 31, 2012, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company recorded a reserve for the entire carrying value of the receivable of $458,706, including interest, as of December 31, 2012.

VidaPlus

As of December 31, 2012, the Company holds 7% of the outstanding shares of VidaPlus in the amount of $204,099, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment as of December 31, 2012. The Company also wrote-down $123,263 of the net convertible loan receivable, leaving a loan balance of $123,262 as of December 31, 2012.

HaVi Enterprises, LLC
On January 12, 2012, HaVi Enterprises, LLC, in which the Company’s President, Joseph Vicente owns a 50% interest, loaned $50,000 to the Company through a Secured Promissory Note with an interest rate of 12% per annum and a 6-month repayment schedule. The balance of this note was paid in full at December 31, 2012.

Pyrenees Consulting, LLC
On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. To the best of the Company’s knowledge, at all relevant times herein, Pyrenees Consulting was owned 50% by Stephanie Schissler, who is the spouse of the Company’s former Officer and Director Matthew Schissler, and 50% by Mathew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement expired two years after the date of the agreement, but Pyrenees continued providing services for the Company at a monthly rate of $13,125. Effective May 14, 2012, the Company and Pyrenees Consulting, LLC terminated their arrangement, and Pyrenees no longer provides services for the Company, nor is owed any additional monies or other obligations.

Frozen Food Gift Group, Inc.
The Company engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during 2011. The remaining balance on that account is $30,655 as of December 31, 2012, not including additional interest and fees to which the Company may be entitled. On information and belief, the Company’s former CEO and Chairman of the Board, Matthew Schissler, owns 36.2% of the outstanding shares of FFGG, and is FFGG’s Chairman of the Board.

The Company ceased doing business with FFGG, and has made demands for the return of its monies.

Note 11. Stock Option Plan

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2011	6,951,310	1.01	6.26
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2011	6,951,310	1.01	6.44
Exercised	-	-	-
Forfeited/Expired	(627,740)	-	-
Outstanding, December 31, 2012	6,323,570	1.01	5.76
Exercisable at December 31, 2012	6,022,200	0.96	5.95
Forfeited/Expired	(25,000)	-	-
Exercisable at December 31, 2012	6,172,885	0.96	5.40

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,275,546	5.28	$0.83	6,124,861	$0.79
$21.00 — 30.00	30,126	1.87	25.00	30,126	23.76
$31.00— 51.00	17,898	5.26	31.21	17,898	31.21
	6,323,570	5.26	$1.01	6,172,885	$0.97

A summary of the activity for unvested employee stock options as of December 31, 2012 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Weighted Average Grant Date Fair Value per Share
	2012	2011	2012	2011
Non-vested at January 1, 2012	929,110	1,963,194	$0.39	$1.01
Granted	---	---	--	--
Vested	150,685	1,034,084	--	1.01
Exercised	---	---	--	--
Cancelled	627,740	---	--	--
Pre-vested forfeitures	---	---	--	--
Non-vested at December 31, 2012	150,685	929,110	$0.33	$0.39

The total compensation cost related to non-vested options amounts to $12,217.

Note 12. Warrant Agreements

On March 10, 2011,the Company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The Company has not issued any warrants since January 1, 2012.

The following table summarizes the warrants outstanding and exercisable at December 31, 2012 (post split):

	WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
	37,970	$3.70	5/15/2013
	96,555	$18.75	05/30/2013
	1,399,253	$0.179	03/10/2016
Total	1,533,778

Note 13. Income Taxes

The Company has loss carryforwards that it can use to offset a certain amount of taxable income in the future. The loss carryforwards are subject to significant limitations due to change in ownership. The Company is currently analyzing its amount of loss carryforwards, but has recorded a valuation allowance for the entire benefit due to the uncertainty of its realization.

Note 14. Stockholders’ Equity

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

On May, 9, 2011, the Company consummated a one (1) for one hundred (100) reverse split of its outstanding common stock, with the result that the outstanding shares of common stock of the Company were reversed from 6,812,886,600 shares pre-split, to 68,128,866 outstanding common shares postsplit. At the same time, the Company’s Articles of Incorporation were amended to fix authorized capital stock at 255,000,000 shares, par value $.0.0001 of which 5,000,000 shares are preferred shares and 250,000,000 shares are common shares. These actions were adopted by its Shareholders at a Special Meeting of Shareholders called for this purpose on April 21, 2011.

On September 25, 2012, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 890,000,000 shares, par value $0.0001, up from 250,000,000. This amendment was adopted by the Company’s Board of Directors on July 11, 2012, and its Shareholders at a Special Meeting of Shareholders called for this purpose on September 25, 2012.

As of December 31, 2012 CBAI had 376,234,408 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 15. Segment Reporting

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

The table below presents certain financial information by business segment for the year ended December 31, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$3,817,077	$2,175,871	$5,992,948	$-	$5,992,948
Interest & Derivative Expense	1,238,573	29,509	1,268,082	(95)	1,267,987
Depreciation and Amortization	738,137	54,580	792,717		792,717
Segment Income (Loss)	(2,153,239)	(200,605)	(2,353,844)	(40,814)	(2,394,658)
Segment Assets	$4,668,944	$1,725,421	$6,394,365	$(42,706)	$6,351,659

The table below presents certain financial information by business segment for the year ended December 31, 2011:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$3,468,002	$1,607,290	$5,075,292	$-	$5,075,292
Interest & Derivative Expense	2,186,558	49,723	2,236,281	3,272	2,239,553
Depreciation and Amortization	740,802	38,419	779,221		779,221
Segment Income (Loss)	(5,430,082)	(355,147)	(5,785,229)	(85,685)	(5,870,914)
Segment Assets	$9,048,645	$711,344	$9,759,989	$(2,629,344)	$7,130,645

Note 16. Subsequent Events

Outstanding Shares and Note Repayment

Subsequent to year-end the Company issued 247,957,775 shares resulting in an outstanding share amount of 624,192,183 shares with 890,000,000 authorized. Of those shares issued subsequent to year end, 116,107,906 shares were issued to Tangiers Investors, LP, for repayment of Notes Payable in the amount of $183,640 which includes both principal and interest. Notes with maturity dates of December 14, 2012, December 27, 2012, January 6, 2013, January 20, 2013 and January 27, 2013 were retired in full subsequent to year end, and there are no further debt obligations to Tangiers. The remaining 131,849,869 shares were issues to St. George Investments in the amount of $183,210, including principal and interest leaving an unpaid balance on the note to $646,322.