Form 10-Q
period 2013-03-31
Cord Blood America, Inc.
filed 2013-05-15
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of March 31, 2013, 647,592,183 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$393,642	$393,832
Accounts receivable, net of allowance for doubtful accounts of $96,250 and $82,309	220,004	181,745
Prepaid expenses	146,000	91,911
Other current assets	380,151	367,506
Total current assets	1,139,797	1,034,994
Property and equipment, net of accumulated depreciation and amortization of $570,764 and $536,145	876,065	801,568
Customer contracts and relationships, net of accumulated amortization of $ 3,368,497and $3,214,273	3,970,802	4,125,028
Investments and related party receivables	123,262	123,262
Other Assets	21,224	22,754
Goodwill	244,053	244,053
Total assets	$6,375,203	$6,351,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$583,915	$538,278
Accrued expenses	776,983	776,636
Deferred revenue	1,604,965	1,616,797
Derivative liability	378,768	354,654
Interest on Promissory Notes	121,080	76,700
Promissory notes payable, net of unamortized discount of $201,968 and $269,620	1,050,032	1,095,380
Total current liabilities	4,515,743	4,458,445
Notes payable, net of unamortized discount of $130,537 and $206,411	479,383	653,809
Interest on promissory note	--	3,242
Deferred Revenue (long term portion)	773,516	719,736
Total liabilities	5,768,642	5,835,232

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 647,592,183 and 376,234,408 shares issued and outstanding, inclusive of treasury shares	686,867	659,732
Additional paid-in capital	51,487,084	50,871,033
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	176,735	141,867
Accumulated equity (deficit)	(51,769,739)	(51,218,693)
Total cord blood stockholders’ equity (deficit)	(18,886)	(145,894)
Non-controlling interest	625,447	662,321
Total stockholders’ equity (deficit)	606,561	516,427
Total liabilities and stockholders’ deficit	$6,375,203	$6,351,659

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2013	2012

Revenue	$1,452,138	$1,434,461
Cost of services	(439,985)	(377,272)
Gross profit	1,012,153	1,057,189
Administrative and selling expenses	(1,107,077)	(1,243,985)
Income (loss) from operations	(94,924)	(186,796)
Interest expense and change in derivative liability	(492,996)	(1,022,296)
Net Loss from continuing operations before provision for income taxes	(587,920)	(1,209,092)
Income taxes	--	--

Net Loss from continuing operations after provision for income taxes	(587,920)	(1,209,092)
Discontinued Operations:
Loss from discontinued operations, net of tax	--	(77,791)
Net income (loss) from discontinued operations	--	(77,791)
Net Loss	(587,920)	(1,286,883)
Net (income) loss attributable to Non-controlling interest	36,874	26,805
Net loss from continuing operations before provision for income taxes attributable to Cord Blood America	$(551,046)	(1,260,078)

Basic loss per share
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	(0.01)
Net basic earnings per share	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	503,603,412	209,141,141
Net loss before income taxes	$(587,920)	$(1,286,883)
Other comprehensive income (loss)
Foreign currency translation adjustments	34,867	(29,477)
Income tax expense related to the items of other comprehensive income	--	--
Other comprehensive income, (loss) net of tax	34,867	(29,477)
Comprehensive income (loss)	(553,053)	(1,316,360)
Non-controlling interest	36,874	26,805
Comprehensive income (loss) attributable to Cord Blood America	(576,179)	(1,289,555)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	THREE-MONTH PERIOD ENDED MARCH 31, 2013	THREE-MONTH PERIOD ENDED MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(587,920)	$(1,286,883)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income)/loss from discontinued operations	--	77,791
Shares issued (cancelled) relating to services, net	--	45,902
Amortization of loan discount	143,521	557,529
Depreciation and amortization	193,397	201,338
Stock option expense	--	16,897
Change in value of derivative liability	256,394	318,389
Shares issued as payment of interest on convertible notes	47,611	68,498
Bad debt	5,965	378
Foreign currency translation	34,867	(29,477)
Accrued interest receivable on investment (China Stem Cells)	--	(9,000)
Net change in operating assets and liabilities	35,135	(65,533)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	128,970	(104,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(129,160)	(67,025)
Loan receivable issued to China Stem Cells	--	--
Loan Receivable issued to VidaPlus	--	(93,397)
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(129,160)	(160,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	--	425,000
Proceeds from issuance of notes payable-related party	--	50,000
Repayment of Notes payable related-party	--	(16,336)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	458,664

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	--	(84,552)
Investing cash flows	--	--
Financing cash flows	--	--
NET CASH USED IN DISCONTINUING OPERATIONS	--	(84,552)

NET INCREASE (DECREASE) IN CASH	(190)	109,519

Cash balance at beginning of period	$393,832	$181,550
Cash balance at end of period	$393,642	$291,069
Supplemental Disclosures
Interest Paid	$--	$--
Summary of non-cash transactions
Conversion of debt into common shares	$410,910	$1,556,886

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	Cord specializes in providing private cord blood stem cell preservation services to families to families throughout the United States and Puerto Rico.

●	Stellacure GmbH specializes in providing private cord blood stem cell preservation services to families in Germany, Spain and Italy.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

On September 28, 2012, the Company sold its ownership interest in Stellacure. As such, all activities of Stellacure are reported as discontinued operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $51.8 million as of March 31, 2013. In addition, CBAI has notes and loans payable of approximately $1.86 million as of March 31, 2013. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past four quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the quarter ended March 31, 2013, the Company had positive cash flow from operations of $0.13 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2013, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Cord and Bio recognize revenue from both enrollment fees and processing fees upon the completion of processing while revenue from storage fees are recognized ratably over the contractual storage period.

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability.

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

Equity Investments

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in VidaPlus. At March 31, 2013 the Company has an outstanding loan to VidaPlus in the amount of $246,525. During the year ended December 31, 2012, the Company recognized an impairment loss on the Vidaplus investments and wrote-down its equity interest to $0 and the value of its notes receivable as of March 31, 2013 to $123,262. At March 31, 2013, the Company believes the value of the note receivable is collectible.

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

The following table summarizes fair value measurements by level at March 31, 2013 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$393,642	$—	$—	$393,642

Derivative liability	$—	$—	$(378,768)	$(378,768)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.15% to 0.26%
Expected life	0 to 2 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2012	$354,654
Change in value of derivative	$256,394
Creation of Instrument	$--
Reclassification to equity	$(232,280)
Value at March 31, 2013	$378,768

For certain parts of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the PASB issued ASU No. 201 3-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on its condensed consolidated financial statements or disclosures.

In February 2013, the Financial Accounting Standards Board ("PASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 amends Accounting Standards Codification ("ASC") 220, Comprehensive income ("ASC 220"), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity's investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for us prospectively for reporting periods beginning October I, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 3. Notes and Loans Payable

At March 31, 2013 and December 31, 2012 notes and loans payable consist of:

	March 31, 2013	December 31, 2012

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	609,920	808,220
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 14, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 6, 2013	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	--	20,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	--	20,000
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000

	1,861,920	2,225,220
Less: Unamortized Discount	(332,505)	(476,031)
	$1,529,415	$1,749,189

Note 4. Commitments and Contingencies

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

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). Due to a triggering event occurring, the current interest rate is 12%. The total amount funded (in cash and notes) was $1,000,000, representing the Maturity Amount less an original issue discount of $100,500 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000 each, with interest rates of 5.0%. To date, St. George has paid the total amount due.

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). . The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%).

The Investor has also received a five year warrant entitling it to purchase shares of common stock of the Company at an exercise price determined under the terms of the Warrant. The warrant also contains a net exercise /cashless exercise provision.

As of March 31, 2013 the balance due to St. George Investments was $609,920 which includes principal and any accrued interest.

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc. (Tonaquint) a Utah corporation whereby the Company issued and sold, and the Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note). As of March 31, 2013, Tonaquint claimed an interest rate of 18%, which is being disputed by the Company. The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to the Tonaquint to cover its fees.

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

As of March 31, 2013, the amount owed to Tonaquint was $1,252,000 of principal and $121,080 in accrued interest.

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). In connection with Tranche 2, the Company has loaned VidaPlus $246,525 to date. Converting the investment from a loan into equity will take place within 24 months of the date the amount of shares due to the Company pursuant to the second tranche is calculated. The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR). VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owns a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of March 31, 2013, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

Contingencies

Lindsay Bays
On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims. After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleged that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood. She claimed that though her child was accepted as a candidate for auto reinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood. She sought monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees. On or around December 5, 2011, the Company filed a Motion to Dismiss the action. Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earn out. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholders’ dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of Bio; the Company has paid the total cash amount due of $60,000.

Executive Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Joseph R. Vicente, then the Company’s Chief Operating Officer and Vice President and appointed Chairman and President on May 15, 2012 by the Board of Directors, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Vicente. Mr. Vicente’s Executive Employment Contract had an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salaryequal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Vicente and the Company in July of 2008. Mr. Vicente voluntarily reduced his annual salary by 12.5% until otherwise determined by Mr. Vicente, along with the advice and consent of the Company’s Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Vicente’s prior year base salary. The Agreement provides for a change of control termination bonus, which provide that if Mr. Vicente is terminated, his compensation reduced, or Mr. Vicente terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied (2.00). The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, along with health plan and 401k incentives, as stated in the agreement.

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

Operating Leases

CBAI and its subsidiary leases office space in Las Vegas, NV under non-cancelable operating leases expiring in 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. CBAI's subsidiary leases office and warehouse space in Argentina (Bio). The lease for Bio is for three years ending in 2014. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating leases are as follows:

12 Months Ending March 31, 2013	Rent to be paid
2013	177,791
2014	155,280
2015	130,793
Total	$463,865

Note 5. Related Party Transactions

China Stem Cells, Ltd.

In March of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company is to receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company has not been paid any royalty balance due to date, and it remains doubtful that any such royalties will be collected.

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries. CBAI has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company has recorded a reserve for the entire carrying amount of the receivable, including interest. The Company’s current President, Joseph Vicente was appointed as a Director of China Stem Cells Ltd. in July 2012

VidaPlus

The Company holds 7% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and wrote-down $123,263 of the net convertible loan receivable, leaving a loan balance, net book value of $123,262.

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

Frozen Food Gift Group, Inc.
CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is $30,655 as of March 31, 2013, not including additional interest and fees to which the Company may be entitled. The Company’s former CEO and Chairman of the Board, Mathew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board.  CBAI’s former COO, and now President Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

The Company ceased doing business with FFGG in 2012, and has made demands for the return of its monies.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended March 31, 2013.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2012	6,951,310	1.01	6.44
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(627,740)	-	-
Outstanding, December 31, 2012	6,323,570	1.01	5.26
Exercisable at December 31, 2012	6,172,885	0.96	5.40
Forfeited/Expired	-	-	-
Outstanding, March 31, 2013	6,323,570	1.01	5.01
Exercisable at March 31, 2013	6,172,885	0.96	5.15

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	6,275,546	5.03	$0.83	6,124,861	$0.79
$21.00 — 30.00	30,126	1.62	25.00	30,126	23.76
$31.00— 51.00	17,898	5.02	31.21	17,898	31.21
	6,323,570	5.01	$1.01	6,172,885	$0.96

A summary of the activity for unvested employee stock options as of March 31, 2013 and changes during the period presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2013	150,685	0.33
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at March 31, 2013	150,685	0.33

The total compensation cost related to non-vested options amounts to $0. All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The Company has not issued any warrants since January 1, 2012

The following table summarizes the warrants outstanding and exercisable at March 31, 2013 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE

96,555	$18.75	05/30/2013
1,392,354	$0.179	3/10/2016
Total 1,488,909

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

As of March 31, 2013 CBAI had 647,592,183 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$934,947	$517,191	$1,452,138	$-	$1,452,138
Interest & Derivative Expense	488,668	4,328	492,996		492,996
Depreciation and Amortization	180,561	12,836	193,397		193,397
Segment Income (Loss)	(514,173)	(73,747)	(587,920)		(587,920)
Segment Assets	$4,643,277	$1,775,924	$6,419,201	$(43,998)	$6,375,203

The table below presents certain financial information by business segment for the three months ended March 31, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$920,525	$513,936	$1,434,461	$-	$1,434,461
Interest & Derivative Expense	1,014,742	7,853	1,022,595	(299)	1,022,296
Depreciation and Amortization	191,071	10,267	201,338		201,338
Segment Income (Loss)	(1,275,504)	66,412	(1,209,092)		(1,209,092)
Segment Assets	$7,400,433	$752,326	$8,152,759	$(960,274)	$7,192,485

Note 11. Subsequent Events

NONE

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, the Company makes statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about our future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and our ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in the Company's periodic reports with the SEC. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following information should be read in conjunction with the Company’s March 31, 2013 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider itsdisclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Developments During the Quarter

Tangiers Investors, LP

For the period ending March 31, 2013, the Company paid in full the remaining six (6) convertible notes with a principal balance of $165,000 and $18,640 of interest. The Company issued 116,107, 906 share of common stock during the period ending March 31, 2013 to retire these notes.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Cord’s operations provide umbilical cord blood banking services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord blood testing, processing, and some storage were conducted for a period of time through outsourced laboratory partners, Bergen Community Blood Services and Progenitor Cell Therapy, LLC, (PCT) in New Jersey. In March 2010, Cord began to process and store cord blood in its own facility. Cord provides the following services to each customer.

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

●
Transportation. Manage all logistics for transporting the cord blood unit to the Company’s centralized facility immediately following birth. This procedure ensures chain-of-custody control during transportation for maximum security.

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

Biocordcell Argentina S.A.

Based in Buenos Aires, Biocordcell Argentina S.A., processes and stores cord blood samples as a private bank for use in current or future medical therapies in Argentina, Uruguay and Paraguay and Panama. In 2012, Bio began franchising with locations in Argentina and Brazil for which it receives franchise fees and/or royalty payments based on franchise revenues. Bio continues to explore additional franchise opportunities.

Results of Operations for the Three-Months Ended March 31, 2013

For the three months ended March 31, 2013, total revenue increased to approximately $1.45 million from $1.43 million, an increase of 1% over the same period of 2012. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees decreased approximately 11%, and the recurring revenues increased approximately 7% for the three months ended March 31, 2013 versus the prior comparative period of 2012. The remaining revenue consisted primarily of tissue related sales which increased at 31%. Per segment, Cord had an increase of its total revenues of 2%, and Bio increased its revenues 1% over the same period ending March 31, 2013. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue increased to 30% for the period ended March 31, 2013 compared to 26% the same prior period of 2012. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.05 million or 4% to $1.0 million for the period ending March 31, 2013 from the prior three month period of 2012. The Company anticipates that through the growth and expansion of its Cord business, seasonal adjustments and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should continue to improve.

Administrative and selling expenses for the three months ended March 31, 2013 were $1.11 million as compared to $1.24 million for the comparative period of 2012 representing a 11% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses from the prior comparative period. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending March 31, 2013, depreciation and amortization was approximately $0.19 million versus $0.20 million for the prior comparative period of 2012.

The Company’s loss from operations was $0.10 million versus a loss of $0.19 million for the comparative period, a reduction of 49%. The Company’s net loss was $0.59 million for the period ended March 31, 2013, a decrease of approximately 54% compared to the comparative period net loss of $1.29 million.

Liquidity and Capital Resources

Total assets at March 31, 2013 were $6.38 million, compared to $6.35 million at December 31, 2012. Total liabilities at March 31, 2013 were $5.77 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.86 million, $0.58 million and $2.38 million respectively. At December 31, 2012, total liabilities were $5.84 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $2.23 million, $0.54 million and $ 2.34 million respectively.

For the period ending March 31, 2013, the company had $0.39 million in cash, an increase of 40% from the prior comparative period total of $0.28 million. The Company currently collects cash receipts from operations through Cord and its subsidiary, Bio-cells. During the three month period ended March 31, 2013 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the three month period ending March 31, 2013 was $0.13 million, versus a net use of cash of $0.10 million from the prior comparative period of 2012, an improvement of $0.23 million. Net cash used in investing activities decreased by $0.03 million, primarily due to the company limiting additional investment in unconsolidated foreign affiliates during the three month period ending March 31, 2013 as compared to the period ending March 31, 2012. Net cash provided by financing activities decreased $0.46 million from the prior comparative period ending March 31, 2012. The Company did not have any financing activities during three month period ending March 31, 2013, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past four quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, the Company could be forced to curtail or possibly cease operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on the Company operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on the Company's business and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2013. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or around September 21, 2011, Lindsay Bays, et. al filed a case against the Company, along with additional defendants Corcell, Inc., Progenitor Cell Therapy, LLC, and Bergen Community Blood Center in the Circuit Court of Kanawha County, West Virginia, case number 11-C-1664, alleging claims of breach of contract, negligence, and other related claims. After the filing, the case was removed by the defendants to the United States District Court for the Southern District of West Virginia, where it was Civil Action No. 2:11-0939. The Plaintiff alleged that she entered into a contract with Corcell, Inc. for the collection and storage of her child’s cord blood. She claimed that though her child was accepted as a candidate for auto reinfusion treatment of her child’s cerebral palsy in the Duke University Pediatric Blood and Marrow Transplant Program, her child was unable to participate, purportedly due to the defendants’ actions in labeling and shipping the blood. She sought monetary damages for injuries and losses, punitive damages, interest and attorneys’ fees. On or around December 5, 2011, the Company filed a Motion to Dismiss the action. Defendants Progenitor Cell Therapy, LLC and Bergen Community Blood Center also filed motions to dismiss.

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

ITEM 1A.  RISK FACTORS

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended March 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the instances described under this sub-heading, the Company relied upon Section 4(2) of the Securities Act in issuing securities. The Company’s reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by the Company which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneouspublic offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

Tangiers Investors, LP

On December 6, 2011, December 27, 2011 and January 6, 2012, the Company issued three (3) separate $25,000 “Convertible Notes” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 20, 2012 the Company issued one (1) $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 27, 2012 and February 3, 2012 the Company issued two (2) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option could elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates. The conversion price was the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note. Due to adjustments, Tangiers conversion ratio became 60% in the aforementioned formula, rather than 70%, in October 2012. In total for the period ending March 31, 2012, the Company issued 116,107,906 shares for a total value of $183,640. The Company paid in full the six (6) Convertible Notes and has no remaining obligations.

St. George Investments

On March 10, 2011, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with St. George Investments, LLC, (“St. George”) an Illinois limited liability company (the "Investor") whereby the Company issued and sold, and the Investor purchased: (i) Secured Convertible Promissory Note of the Company in the principal amount of $1,105,500 (the "Company Note") and (ii) a Warrant to purchase common stock of the Company (the "Warrant"). The Investor paid $250,000 in cash as an initial payment to the Company and executed and delivered six separate “Secured Buyer Notes” (the “Buyer Notes”), as consideration in full for the issuance and sale of the Company Note and Warrants.

The principal amount of the Company Note is $1,105,500 ("Maturity Amount") and the Company Note is due 48 months from the issuance date of March 10, 2011. The Company Note has an interest rate of 6.0%, which would increase to a rate of 12.0% on the happening of certain Trigger Events, including but not limited to: a decline in the 10-day trailing average daily dollar volume of the common shares in the Company’s primary market to less than $30,000 of volume per day at any time; the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 5 days of Company’s receipt of a Conversion Notice (defined in the Company Note). Due to a triggering event occurring, the current interest rate is 12%. The total amount funded (in cash and notes) was $1,000,000, representing the Maturity Amount less an original issue discount of $100,500 and the payment of $5,000 to the Investor to cover its fees, with payment consisting of $250,000 advanced at closing and $750,000 in a series of six secured convertible Buyer Notes of $125,000 each, with interest rates of 5.0%. To date, St. George has paid the total amount due.

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase shares of common stock of the Company at an exercise price as determined under the terms of the Warrant. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). For the period ending March 31, 2013, the Company issued 155,249,869 shares of common stock for a total value of $222,601. As of March 31, 2013 the balance due to St. George Investments was $609,920.

Repurchase of Shares

The Company did not repurchase any of its shares during the Quarter ended March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (18)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (10)

10.8	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (12)

10.9	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (13)

10.10	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (14)

10.11	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (15)

10.12	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (15)

10.13	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (19)

10.14	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (20)

10.15	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(21)

10.16	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (21)

10.17	Employment Agreement between the Company and Stephen Morgan (22)

10.18	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to Medivision mbH.(24)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

(1)   Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004.

(2)   Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004.

(3)   Filed as an exhibit to Current Report on Form 8-K filed on February 8, 2006.

(4)   Filed as an exhibit to Current Report on Form 8-K filed on June 13, 2008

(5)   Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(6)   Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2009

(7)   Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(8)   Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(9)   Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(10) Filed as an exhibit to Current Report on Form 8-K filed on March 29, 2010

(11) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(12) Filed as an exhibit to Current Report on Form 10Q filed on May 5, 2010

(13) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(14) Filed as an exhibit to Current Report on Form 8-K filed on September 23, 2010

(15) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(16) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(17) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(18) Filed as an exhibit to Current Report on Form 8K filed on September 12, 2011

(19) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(20) Filed as an exhibit to Current Report on Form 8-K filed on June 25, 2012

(21) Filed as an exhibit to Current Report on Form 8-K filed on July 6, 2012.

(22) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(23) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(24) Filed as an exhibit to Current Report on Form 8K filed on October 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: May 15, 2013	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)