Form 10-Q
period 2013-06-30
Cord Blood America, Inc.
filed 2013-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company filer	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of June 30, 2013, 789,473,043 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$613,036	$393,832
Accounts receivable, net of allowance for doubtful accounts of $81,673 and $82,309	245,735	181,745
Prepaid expenses	119,968	91,911
Other current assets	390,776	367,506
Total current assets	1,369,515	1,034,994
Property and equipment, net of accumulated depreciation and amortization of $602,893 and $536,145	809,416	801,568
Customer contracts and relationships, net of accumulated amortization of $3,522,723 and $3,214,273	3,816,578	4,125,028
Investments and related party receivables	123,262	123,262
Other assets	34,871	22,754
Goodwill	244,053	244,053
Total assets	$6,397,695	$6,351,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$489,222	$538,278
Accrued expenses	986,586	776,636
Deferred revenue	1,622,631	1,616,797
Derivative liability	323,971	354,654
Interest on Promissory Notes	188,102	76,700
Promissory notes payable, net of unamortized discount of $126,041 and $269,620	1,125,960	1,095,380
Total current liabilities	4,736,472	4,458,445
Notes payable, net of unamortized discount of $69,177 and $206,411	310,012	653,809
Interest on promissory note	--	3,242
Deferred Revenue (long term portion)	863,507	719,736
Total liabilities	5,909,991	5,835,232
Stockholders' deficit:
Preferred stock, $.0001 par value, 890,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 789,473,043 and 376,234,408 shares issued and outstanding, inclusive of treasury shares	701,054	659,732
Additional paid-in capital	51,821,135	50,871,033
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	216,955	141,867
Accumulated equity (deficit)	(52,172,725)	(51,218,693)
Total cord blood stockholders’ equity (deficit)	(33,414)	(145,894)
Non-controlling interest	521,118	662,321
Total stockholders’ equity (deficit)	487,704	516,427
Total liabilities and stockholders’ deficit	6,397,695	6,351,659

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2013	2012

Revenue	$2,940,221	$3,125,080
Cost of services	(914,085)	(844,285)
Gross profit	2,026,136	2,280,795
Administrative and selling expenses	(2,277,792)	(2,459,063)
Change in value of contingent consideration	--	190,000
Income (loss) from operations	(251,656)	11,731
Interest expense and change in derivative liability	(799,352)	(1,074,365)
Interest forgiven on notes payable	--	117,626
Other expenses	(44,227)	--
Net Loss from continuing operations after provision for income taxes	(1,095,235)	(945,008)
Income taxes	--	--
Net Loss from continuing operations after provision for income taxes Discontinued Operations:	(1,095,235)	(945,008)
Loss from discontinued operations, net of tax	--	(182,865)
Net income (loss) from discontinued operations	--	--
Net Income(Loss)	(1,095,235)	(1,127,873)
Net income (loss) attributable to Non-controlling interest	141,203	15,908
Net Income (loss) attributable to Cord Blood America	(945,032)	(1,111,965)
Basic loss per share
Continuing operations
Discontinued operations	$--	$--
Net basic earnings per share	--	--

Weighted average common shares outstanding
Basic weighted average common shares outstanding	616,688,648	229,683,120

Net loss before income taxes	(1,095,235)	(1,127,873)
Other comprehensive income:
Foreign currency translation adjustments	75,088	441
Income tax expense related to the other items of comprehensive income	--	--
Other comprehensive income (loss), net of tax	75,088	441
Comprehensive income (loss)	(1,020,147)	(1,127,432)
Non-controlling interest	141,203	15,908
Comprehensive income (loss) attributable to Cord Blood America	$(878,944)	$(1,111,524)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2013	2012

Revenue	$1,488,083	$1,690,619
Cost of services	(474,100)	(467,013)
Gross profit	1,013,983	1,223,606
Administrative and selling expenses	(1,170,715)	(1,215,078)
Change in value of contingent consideration	--	190,000
Income (loss) from operations	(156,732)	198,527
Interest expense and change in derivative liability	(306,356)	(52,069)
Interest forgiven on notes payable	--	117,626
Other expenses	(44,227)	-
Net Income (loss) from continuing operations before provision for income taxes	(507,315)	264,084
Income taxes	--	--

Net Income (loss) from continuing operation after provision for income taxes Discontinued Operations:	(507,315)	264,084
Loss from discontinued operations, net of tax	--	(105,074)
Net income (loss) from discontinued operations	--	(105,074)
Net Income (Loss)	(507,315)	159,010
Net income (loss) attributable to Non-Controlling Interest	104,329	(10,897)
Net income (loss) attributable to Cord Blood America	(402,986)	148,113

Basic loss per share
Continuing operations	$--	$--
Discontinued operations	--	--
Net basic earnings per share	--	--
Weighted average common shares outstanding

Basic weighted average common shares outstanding	728,174,009	209,141,141

Diluted income (loss) per share
Continuing operations	$--	$--
Discontinued operations	--	--
Net basic earnings per share	--	--

Diluted weighted average common shares outstanding	728,174,009	329,796,431
Net Income (loss) before income taxes	$(507,315)	$159,010
Other Comprehensive Income before tax:
Foreign currency translation adjustments	40,221	29,918
Income tax expense related to the items of other comprehensive income	--	--
Other comprehensive income (loss), net of tax	40,221	29,912
Comprehensive income (loss)	(467,094)	188,928
Non-controlling interest	104,329	(10,897)
Comprehensive income (loss) attributable to Cord Blood America	$(362,765)	$178,031

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(1,095,235)	$(1,127,873)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income)/loss from discontinued operations	--	183,157
Shares issued (cancelled) relating to services, net	--	45,092
Amortization of loan discount	280,813	769,678
Depreciation and amortization	385,804	395,296
Stock option expense	--	33,794
Change in value of derivative liability	--	180,647
Change in value of contingent consideration	309,684	(190,000)
Interest forgiven on notes payable	--	(117,626)
Shares issued as payment of interest on convertible notes	57,030	68,498
Bad debt	12,518	18,449
Foreign currency translation	75,088	441
Accrued interest receivable on investment (China Stem Cells)	--	(18,000)
Net change in operating assets and liabilities	320,033	(426,637)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	345,735	(184,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(126,531)	(158,033)
Loan receivable issued to China Stem Cells	--	--
Loan Receivable issued to VidaPlus	--	(93,397)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(126,531)	(251,530)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	--	1,545,000
Proceeds from issuance of notes payable	-	50,000
Proceeds from issuance of note payable, related party	-	(1,117,730)
Repayment of Notes payable, related party	--	(41,458)
NET CASH PROVIDED BY FINANCING ACTIVITIES	--	435,812

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	--	131,859
Investing cash flows		--
Financing cash flows		--
Subtotal Net Cash provided by discontinued operations	--	131,859
NET INCREASE IN CASH	219,204	131,967

Cash balance at beginning of period	$393,832	$181,550
Cash balance at end of period	$613,036	$313,517
Supplemental Disclosures
Interest Paid	$--	$--
Summary of non-cash transactions:
Conversion of debt into common shares	$410,910	$1,556,886

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Note 1.  Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In March 2010, CBAI purchased a majority interest in Stellacure GmbH (“Stellacure”). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specializes in providing private cord blood and cord tissue stem cell preservation services to families to families throughout the United States and Puerto Rico.

●	Stellacure GmbH specialized in providing private cord blood stem cell preservation services to families in Germany, Spain and Italy.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell preservation to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $52.2 million as of June 30, 2013. In addition, CBAI has notes and loans payable of approximately $1.63 million as of June 30, 2013. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past five quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the six months ended June 30, 2013, the Company had positive cash flow from operations of $0.35 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2013, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Cost of Services

Costs are incurred as umbilical cord blood and cord tissue are collected. For Cord and Bio these costs include the transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. In the case of Stellacure, similar expenses are incurred, but via an outsourced relationship for laboratory services. The Company expenses costs in the period incurred.

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

Equity Investments

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in VidaPlus. At June 30, 2013 the Company has an outstanding loan to VidaPlus in the amount of $246,525. During the year ended December 31, 2012, the Company recognized an impairment loss on the Vidaplus investments and wrote-down its equity interest to $0 and the value of its notes receivable as of June 30, 2013 to $123,262. At June 30, 2013, the Company believes the value of the note receivable is collectible.

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

The following table summarizes fair value measurements by level at June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$613,036	$—	$—	$613,036

Derivative liability	$—	$—	$(323,971)	$(323,971)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.14% to 0.33%
Expected life	0 to 2 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2012	$354,654
Change in value of derivative	$309,714
Creation of Instrument	$--
Reclassification to equity	$(340,397)
Value at June 30, 2013	$323,971

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 201 3-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on its condensed consolidated financial statements or disclosures.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 amends Accounting Standards Codification ("ASC") 220, Comprehensive income ("ASC 220"), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity's investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for us prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 3. Notes and Loans Payable

At June 30, 2013 and December 31, 2012 notes and loans payable consist of:

	March 31, 2013	December 31, 2012

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	379,190	808,220
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 14, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 6, 2013	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	--	20,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	--	20,000
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000

	1,631,190	2,225,220
Less: Unamortized Discount	(195,218)	(476,031)
	$1,435,972	$1,749,189

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

As of June 30, 2013 the balance due to St. George Investments was $379,190.

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc. (“Tonaquint”) a Utah corporation whereby the Company issued and sold, and the Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note). As of March 31, 2013, Tonaquint claimed an interest rate of 18%, which is being disputed by the Company. The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to Tonaquint to cover its fees.

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

As of June 30, 2013, the amount owed to Tonaquint was $1,252,000 of principal and $184,981 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owns a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of June 30, 2013, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earn out. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholders’ dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. There were no shareholder dividends earned or paid for the 2012 fiscal year. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of Bio; the Company has paid the total cash amount due of $60,000.

Employment Agreements

On September 12, 2011 (the “Company”), entered into an Executive Employment Agreement with Joseph R. Vicente, then the Company’s Chief Operating Officer and Vice President and appointed Chairman and President on May 15, 2012 by the Board of Directors, which was effective as of August 1, 2011 and shall terminate as of December 31, 2014, unless earlier terminated by the Company or Mr. Vicente. Mr. Vicente’s Executive Employment Contract had an initial term from August 1, 2011 through December 31, 2011, and is renewable annually thereafter for up to three additional, successive years, and provides for a base salary equal to his previous year’s annual salary, which said salary was set under the provisions of the previous employment agreement entered between Mr. Vicente and the Company in July of 2008. Mr. Vicente voluntarily reduced his annual salary by 12.5% until otherwise determined by Mr. Vicente, along with the advice and consent of the Company’s Board of Directors. It also provides for an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Vicente’s prior year base salary. The Agreement provides for a change of control termination bonus, which provide that if Mr. Vicente is terminated, his compensation reduced, or Mr. Vicente terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount equal to the average annual cash compensation over the three (3) year period preceding the Triggering Event (defined in the agreements) multiplied (2.00). The Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, along with health plan and 401k incentives (if any were to be offered – the Company terminated its 401k earlier in 2012), as stated in the agreement.

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

12 Months Ending June 30,	Rent to be paid

2014	220,201
2015	40,528
Total	$260,729

Note 5.  Related Party Transactions and Commitments

China Stem Cells, Ltd.

In March of 2010 the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of anequity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company is to receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company has not been paid any royalty balance due to date, and it remains doubtful that any such royalties will be collected.

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

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is $30,655 as of June 30, 2013, not including additional interest and fees to which the Company may be entitled. The Company’s former CEO and Chairman of the Board, Mathew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board. CBAI’s former COO, and now President Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended June 30, 2013.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2012	6,951,310	1.01	6.44
Exercised	-	-	-
Forfeited/Expired	(627,740)	-	-
Outstanding, December 31, 2012	6,323,570	1.01	6.26
Exercisable at December 31, 2012	6,172,885	1.01	6.26
Forfeited/Expired	-	-	-
Outstanding at March 31, 2013	6,323,570	1.01	5.01
Exercisable at March 31, 2013	6,172.885	0.96	5.15
Forfeited/Expired		-	-
Outstanding, June 30, 2013	6,323,570	1.01	4.76
Exercisable at June 30, 2013	6,172,885	0.96	4.90

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.33 — 20.00	6,275,546	4.78	$0.83	6,124,861	$0.79
$21.00 —30.00	30,126	1.37	25.00	30,126	23.76
$31.00— 51.00	17,898	4.77	31.21	17,898	31.21
	6,323,570	4.76	$1.01	6,172,885	$0.96

A summary of the activity for unvested employee stock options as of June 30, 2013 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2013	150,685	0.33
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at June 30, 2013	150,685	0.33

The total compensation cost related to non-vested options amounts to $24,435. All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The Company has not issued any warrants since January 1, 2012

The following table summarizes the warrants outstanding and exercisable at June 30, 2013 (post split):

WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE

1,392,354	$0.179	3/10/2016

Total 1,392,354

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

On May, 9, 2011, the Company consummated a one (1) for one hundred (100) reverse split of its outstanding common stock, with the result that the outstanding shares of common stock of the Company were reversed from 6,812,886,600 shares pre-split, to 68,128,866 outstanding common shares post split. At the same time, the Company’s Articles of Incorporation were amended to fix authorized capital stock at 255,000,000 shares, par value $0.0001 of which 5,000,000 shares are preferred shares and 250,000,000 shares are common shares. These actions were adopted by its Shareholders at a Special Meeting of Shareholders called for this purpose on April 21, 2011.

On September 25, 2012, the Company’s Articles of Incorporation were amended to increase the authorized common stock to 890,000,000 shares, par value $0.0001, up from 250,000,000. This amendment was adopted by the Company’s Board of Directors on July 11, 2012, and its Shareholders at a Special Meeting of Shareholders called for this purpose on September 25, 2012.

As of June 30, 2013 CBAI had 789,473,043 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 9.  Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. Cord primarily generates revenues related to the processing and preservation of umbilical cord blood and cord tissue. Cord’s long-lived assets are located in, and substantially all of its revenues are generated from, the United States of America and Argentina.

The table below presents certain financial information by business segment for the six months ended June 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,883,464	$1,056,757	$2,940,221	$-	$2,940,221
Interest & Derivative Expense	755,688	43,664	799,352		799,352
Depreciation and Amortization	360,606	25,198	385,804		385,804
Segment Income (Loss)	(812,829)	(282,406)	(1,095,235)		(1,095,235)
Segment Assets	$4,964,666	$1,801,549	$6,496,215	$(98,520)	$6,397,695

The table below presents certain financial information by business segment for the three months ended June 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$948,517	$539,599	$1,488,083	$-	$1,488,083
Interest & Derivative Expense	267,020	39,336	306,356		306,356
Depreciation and Amortization	180,045	12,362	192,407		192,407
Segment Income (Loss)	(298,656)	(208,659)	(507,315)		(507,315)
Segment Assets	$4,694,666	$1,801,549	$6,496,215	$(98,520)	$6,397,695

The table below presents certain financial information by business segment for the six months ended June 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,891,790	$1,233,290	$3,125,080	$-	$3,125,080
Interest & Derivative Expense	1,059,394	14,971	1,074,365		1,074,365
Depreciation and Amortization	372,841	23,045	395,886		395,886
Segment Income (Loss)	(1,083,689)	138,681	(945,008)		(945,008)
Segment Assets	$7,376,966	$1,399,243	$8,776,209	$173,857	$8,950,066

The table below presents certain financial information by business segment for the three months ended June 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$971,265	$719,354	$1,690,619	$-	$1,690,619
Interest & Derivative Expense	44,652	7,118	51,770	299	52,069
Depreciation and Amortization	181,770	12,778	194,548		194,548
Segment Income (Loss)	191,815	72,269	264,084		264,084
Segment Assets	$7,376,966	$1,399,243	$8,776,209	$173,857	$8,950,066

Note 10. Subsequent Events

Outstanding Shares

Subsequent to the period ending June 30, 2013, the Company issued an additional 88,932,806 shares of common stock, and as of the date of filing has an outstanding share amount of 878,405,849 shares with 890,000,000 common shares authorized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, the Company makes statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about the Company's future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in the Company's periodic reports with the SEC. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following information should be read in conjunction with the Company’s June 30, 2013 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider itsdisclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Developments During the Quarter

The Company announced on May 20, 2013 that it was now offering the collection and storage of mesenchymal stem cells through the cord tissue, and offers this service, branded CordMatrix, as both a stand alone offering and in combination with the umbilical cord blood.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood and cord tissue stem cell preservation company with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Cord’s operations provide umbilical cord blood banking and cord tissue services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord processes and stores cord blood and cord tissue in its own facility. Cord provides the following services to each customer.

●
Collection Materials. A medical kit that contains all of the materials and instructions necessary for collecting the newborn’s umbilical cord blood and cord tissue at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for infectious disease testing.

●
Physician And Customer Support. 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing any instruction necessary for the successful collection, packaging, and transportation of the cord blood and cord tissue and maternal blood samples.

●
Transportation. Manage all logistics for transporting the cord blood and cord tissue unit to the Company’s centralized facility immediately following birth. This procedure ensures chain-of-custody control during transportation for maximum security.

●
Comprehensive Testing. The cord blood sample is tested for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports these results to the newborn’s mother.

●
Cord Blood Preservation. After processing and testing, the cord blood and cord tissue unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty five years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Results of Operations for the Three-Months Ended June 30, 2013

For the three months ended June 30, 2013, total revenue decreased to approximately $1.49 million from $1.70 million, a decrease of 12% over the same period of 2012. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The remaining revenue consisted primarily of tissue related products which increased at 2%. Per segment, Cord had a decrease of its total revenues of 2%, and Bio had a decrease in its revenues of 25% over the same period ending June 30, 2013. Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 17%, an increase in the discounts  provided for  enrollment/processing fees even though the total number of units processed for the period remained consistent with the prior period. The Company remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue increased to 32% for the period ended June 30, 2013 compared to 28% the same prior period of 2012. The cost of services include transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.21 million or 17% to $1.01 million for the period ending June 30, 2013 from the prior three month period of 2012. Increases in Bio's expenses and currency adjustments were primary contributors to the reported decrease.  The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the three months ended June 30, 2013 were $1.17 million as compared to $1.22 million for the comparative period of 2012 representing a 4% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel.  The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending June 30, 2013 and June 30, 2012, depreciation and amortization was approximately $0.19 million.

The Company's loss from operations was $0.16 million versus an operating income of $0.20 million for the comparative period.  Included in the income from operations total for 2012 was one-time $0.19 million reversal in the accrual for the Bio 2011 earn out. The Company's net loss was $0.51 million for the period ended June 30, 2013, a decrease of $0.67 million compared to the comparative period net income of $0.16 million.  The primary contributors to the increase in the loss of net income in the comparative period of 2013 versus 2012 were the reversal in the Bio accrual for the 2012 earn out, the debt restructuring with the retirement of the JMJ Financial Notes which resulted in the forgiveness of accrued interest in the amount of $117,626 and an increase in the  derivative and interest liability associated with claims of default made by Tonaquint, and disputed by the Company.  Successful resolution of the dispute could result in a reduction to the accrued interest and derivative liability balances.  Additionally, in the three month period ending June 30, 2013, the Company expensed $44,227 relating to previously unpaid fees from October 2009 through December 2011 as discovered in the state of Nevada sales and abatement tax audit, which covered the period through March 2013. The Company is current with its obligations to the state, and anticipates no further expenses for past due obligations.

Results of Operations for the Six-Months Ended June 30, 2013

For the six months ended June 30, 2013, the Company's total revenue decreased to approximately $2.94 million from $3.13 million, for a 6.0% decrease over the same period of 2012.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. Other revenue consisted of primarily tissue related  products which increased at 24%.  Per segment, Cord's revenues decreased less than 1% and Bio’s revenues decreased  by 14% over the prior comparative period.  Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 14%,  along an increase in the discounts provided for enrollment/processing fees even though the total number of units processed for the preiod remained consistent with the prior period. In addition, during the six months ended June 30, 2012, Bio incurred $80,000 of franchise fees, none of which were incurred during the six months ended June 30, 2013.  Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 31% for the period ended June 30, 2013 compared to 27% the same prior period of 2012.  The cost of services includes transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit decreased by approximately $0.25 million or 11 % to $2.03 million from the prior comparative six month period. Increases in Bio's expenses and currency adjustments were primary contributors to the reported decrease.  The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the six months ended June 30, 2013 were $2.27 million as compared to $2.46 million for the comparative period of 2012 representing a 7% decrease.  These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the 6 month period, depreciation and amortization was $0.39 million versus $0.40 million for the prior comparative period of 2012.

The Company's loss from operations was $0.25 million versus an operating income of $0.01 million for the comparative period.  Included in the income from operations total for 2012 was one-time $0.19 million reversal in the accrual for the Bio 2011 earn out. The company's net loss was $1.10 million for the period ended June 30, 2013, a decrease of $0.15 million compared to the comparative period net loss of $0.95 million.  Contributing to the net loss in the six month period ending June 30, 2013 was an increase in the interest expense and derivative liability associated with claims of default made by Tonaquint, and disputed by the Company.  Successful resolution of the dispute could result in a reduction to the accrued interest and derivative liability balances.  In the six month period ending June 30, 2013, the Company expensed $44,227 relating to previously unpaid fees from October 2009 through December 2011 as discovered in the state of Nevada sales and abatement tax audit, which covered the period through March 2013.  The Company is current with its obligations to the state, and anticipates no further expenses for past due obligations.

Liquidity and Capital Resources

Total assets at June 30, 2013 were $6,397,695, compared to $6,351,659 at December 31, 2012.  Total liabilities at June 30, 2013 were $5,909,991consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1,435,972, $489,222 and $2,486,138 respectively.   At December 31, 2012, total liabilities were $5,835,232 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1,749,189, $538,278 and $2,336,533 respectively.

For the period ending June 30, 2013, the company had $0.61 million in cash, an increase of 56% from $0.39 million at December 31, 2012. The Company currently collects cash receipts from operations through Cord and its subsidiary, Bio-cells. During the six month period ended June 30, 2013 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the six month period ending June 30, 2013 was $0.35 million, versus a net use of cash of $0.18 million from the prior comparative period of 2012, an improvement of $0.53 million or 288%. Net cash used in investing activities decreased by $0.13 million. Net cash provided by financing activities decreased $0.44 million from the prior comparative period ending June 30, 2012. The Company did not have any financing activities during six month period ending June 30, 2013, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past five consecutive quarters, the Company has reduced operating expenses, ended investment in its foreign affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2013. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended June 30, 2013.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase shares of common stock of the Company at an exercise price as determined under the terms of the Warrant. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). For the three month period ending June 30, 2013, the Company issued 141,880,860 shares of common stock for a total value of $243,732. As of June 30, 2013 the balance due to St. George Investments was $379,180.

Repurchase of Shares

The Company did not repurchase any of our shares during the Quarter ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (18)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (10)

10.8	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (12)

10.9	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (13)

10.10	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (14)

10.11	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (15)

10.12	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (15)

10.13	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (19)

10.14	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (20)

10.15	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(21)

10.16	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (21)

10.17	Employment Agreement between the Company and Stephen Morgan (22)

10.18	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to MedivisionmbH.(24)

10.19	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (25)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(25) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: August 14, 2013	By:	/s/ Joseph R. Vicente
	Name:	Joseph R. Vicente
	Title:	Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)