Form 10-Q
period 2013-09-30
Cord Blood America, Inc.
filed 2013-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of September 30, 2013, 890,000,000 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2013 and December 31, 2012 (audited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Reserved	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$595,316	$393,832
Accounts receivable, net of allowance for doubtful accounts of $81,787 and $82,309	209,312	181,745
Prepaid expenses	371,020	91,911
Other current assets	380,808	367,506
Total current assets	1,556,456	1,034,994
Property and equipment, net of accumulated depreciation and amortization of $632,851 and $536,145	747,305	801,568
Customer contracts and relationships, net of accumulated amortization of $3,676,947 and $3,214,273	3,662,354	4,125,028
Investments and related party receivables	123,262	123,262
Other assets	76,179	22,754
Goodwill	244,053	244,053
Total assets	$6,409,609	$6,351,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$515,463	$538,278
Accrued expenses	1,065,954	776,636
Deferred revenue	1,744,104	1,616,797
Derivative liability	381,737	354,654
Interest on Promissory Notes	255,729	76,700
Promissory notes payable, net of unamortized discount of $49,363 and $269,620	1,202,638	1,095,380
Total current liabilities	5,615,625	4,458,445
Notes payable, net of unamortized discount of $39,135 and $206,411	220,394	653,809
Interest on promissory note	--	3,242
Deferred Revenue (long term portion)	883,394	719,736
Total liabilities	6,269,413	5,835,232
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 890,000,000 and 376,234,408 shares issued and outstanding, inclusive of treasury shares	711,107	659,732
Additional paid-in capital	51,988,452	50,871,033
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income (loss)	283,811	141,867
Accumulated equity (deficit)	(52,626,558)	(51,218,693)
Total cord blood stockholders’ equity (deficit)	(243,021)	(145,894)
Non-controlling interest	383,217	662,321
Total stockholders’ equity (deficit)	140,196	516,427
Total liabilities and stockholders’ deficit	6,409,609	6,351,659

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012

Revenue	$4,427,223	$4,639,131
Cost of services	(1,388,947)	(1,266,783)
Gross profit	3,038,276	3,372,348
Administrative and selling expenses	(3,543,941)	(3,640,572)
Change in value of contingent consideration	--	190,000
Income (loss) from operations	(505,665)	(78,224)
Interest expense and change in derivative liability	(1,137,077)	(1,088,554)
Interest forgiven on notes payable	--	117,626
Other expenses	(44,227)	--
Net Loss from continuing operations after provision for income taxes	(1,686,969)	(1,049,152)
Income taxes	--	--
Net Loss from continuing operations after provision for income taxes	(1,686,969)	(1,049,152)
Discontinued Operations:
Loss from discontinued operations, net of tax	--	(210,812)
Gain (Loss) on sale of Stellacure, net of tax	--	(889,789)
Net income (loss) from discontinued operations	--	(1,100,601)
Net Income(Loss)	(1,686,969)	(2,149,753)
Net income (loss) attributable to Non-controlling interest	279,104	43,970
Net Income (loss) attributable to Cord Blood America	(1,407,865)	(2,105,783)
Basic loss per share
Continuing operations	$--	$--
Discontinued operations	$--	$--
Net basic earnings per share	--	--

Weighted average common shares outstanding
Basic weighted average common shares outstanding	700,137,201	236,529,620

Net loss before income taxes	(1,686,969)	(2,149,753)
Other comprehensive income:
Foreign currency translation adjustments	141,944	20,135
Income tax expense related to the other items of comprehensive income	--	--
Comprehensive income (loss), net of tax	(1,545,025)	(2,129,618)
Non-controlling interest	279,104	43,970
Comprehensive income (loss) attributable to Cord Blood America	(1,265,921)	(2,085,648)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012

Revenue	$1,487,002	$1,514,051
Cost of services	(474,862)	(422,498)
Gross profit	1,012,140	1,091,553
Administrative and selling expenses	(1,266,149)	(1,124,600)
Change in value of contingent consideration	--	--
Income (loss) from operations	(253,009)	(33,047)
Interest expense and change in derivative liability	(337,725)	(70,797)
Interest forgiven on notes payable	--	--
Other expenses	--	--
Net Income (loss) from continuing operations before provision for income taxes	(591,734)	(103,844)
Income taxes	--	--
Net Income (loss) from continuing operation after provision for income taxes	(591,734)	(103,844)
Discontinued Operations:
Loss from discontinued operations, net of tax	--	(27,947)
Gain (Loss) on sale of Stellacure, net of tax	--	(889,789)
Net income (loss) from discontinued operations	--	(917,736)
Net Income (Loss)	(591,734)	(1,021,580)
Net income (loss) attributable to Non-Controlling Interest	137,901	28,062
Net income (loss) attributable to Cord Blood America	(453,833)	(993,518)

Basic loss per share
Continuing operations	$--	$--
Discontinued operations	--	--
Net basic earnings per share	--	--

Weighted average common shares outstanding
Basic weighted average common shares outstanding	864,218,560	249,999,364

Net Income (loss) before income taxes	$(591,734)	$(1,021,580)
Other Comprehensive Income:
Foreign currency translation adjustments	66,856	19,694
Income tax expense related to the items of other comprehensive income	--	--
Comprehensive income (loss), net of tax	(524,878)	(1,001,886)
Non-controlling interest	137,901	28,062
Comprehensive income (loss) attributable to Cord Blood America	$(386,457)	$(973,824)

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,686,969)	$(2,149,753)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income)/loss from discontinued operations	--	1,100,601
Shares issued (cancelled) relating to services, net	--	45,902
Amortization of loan discount	387,533	900,554
Depreciation and amortization	577,804	595,184
Stock option expense	--	33,794
Change in value of derivative liability	418,321	180,647
Change in value of contingent consideration	--	(190,000)
Interest forgiven on notes payable	--	(117,626)
Shares issued as payment of interest on convertible notes	63,866	68,498
Bad debt	17,090	(22,337)
Foreign currency translation	141,944	20,135
Accrued interest receivable on investment (China Stem Cells)	--	(18,000)
Net change in operating assets and liabilities	413,455	(674,663)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	333,034	(227,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(131,550)	162,724
Loan receivable issued to China Stem Cells	--	--
Loan Receivable issued to VidaPlus	--	(179,428)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(131,550)	(16,704)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	--	--
Proceeds from issuance of common shares for cash	-	6,108
Proceeds from issuance of note payable, related party	-	1,545,000
Repayment of Notes payable, related party	--	(1,117,730)
NET CASH PROVIDED BY FINANCING ACTIVITIES	--	433,378

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	--	(1,974)
Investing cash flows	--	--
Financing cash flows	--	--
Subtotal net cash provided by discontinued operations	--	(1,974)
NET INCREASE IN CASH	201,484	187,636

Cash balance at beginning of period	$393,832	$181,550
Cash balance at end of period	$595,316	$369,186
Supplemental Disclosures:
Interest Paid	$--	$2,080
Summary of non-cash transactions:
Conversion of debt into common shares
	$782,249	$1,556,886

See the accompanying notes to condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Note 1.  Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specializes in providing private cord blood and cord tissue stem cell storage services to families to families throughout the United States and Puerto Rico.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

In March 201, CBAI purchased a majority interest in Stellacure GmbH, a company providing private cord blood processing and storage services to families in Germany, Spain and Italy. On September 28, 2012, the Company sold its ownership interest in Stellcure, and the results of Stellacure and its disposal are reported as discontinued operations.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $52.66 million as of September 30, 2013. In addition, CBAI has notes and loans payable of approximately $1.51 million as of September 30, 2013. The Company has no available common stock outstanding as of September 30, 2013, and as such, the Company may not be able to issue common stock to retire debt until such time as the shareholders approve an increase in the number of shares authorized.These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past six quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the nine months ended September 30, 2013, the Company had positive cash flow from operations of $0.33 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2013, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of comprehensive income (loss).

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

Equity Investments

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in VidaPlus. At September 30, 2013 the Company has an outstanding loan to VidaPlus in the amount of $246,525. During the year ended December 31, 2012, the Company recognized an impairment loss on the Vidaplus investments and wrote-down its equity interest to $0 and the value of its notes receivable as of September 30, 2013 to $123,262. At September 30, 2013, the Company believes the value of the note receivable is collectible.

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

The following table summarizes fair value measurements by level at September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$595,316	$—	$—	$595,316

Derivative liability	$—	$—	$(381,737)	$(381,737)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0.14% to 0.33%
Expected life	0 to 2 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2012	$354,654
Change in value of derivative	$418,321
Creation of Instrument	$--
Reclassification to equity	$(391,238)
Value at September 30, 2013	$381,737

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 201 3-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11 and the clarification in ASU 2013-01, which became effective for interim and annual periods beginning on January 1, 2013. The adoption of this ASU did not have a material effect on the Company's condensed consolidated financial statements or disclosures.

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

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting. ASU 2013-07 also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect amendments in ASU 2013-07 to impact the Company's financial statements, results of operations or liquidity.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Notes and Loans Payable

At September 30, 2013 and December 31, 2012 notes and loans payable consist of:

	September 30, 2013	December 31, 2012

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	259,530	808,220
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 14, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 6, 2013	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	--	20,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	--	20,000
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000

	1,511,530	2,225,220
Less: Unamortized Discount	(88,498)	(476,031)
	$1,423,032	$1,749,189

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

As of September 30, 2013 the balance due to St. George Investments was $259,530.

The Company Note, Warrant and related documentation, including any amounts owed by the Company to St. George based thereon, are in dispute and are the subject of litigation, as described more fully in Item 1. Legal Proceedings.

Tonaquint, Inc.

In a transaction that closed on June 29, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc. (“Tonaquint”) a Utah corporation whereby the Company issued and sold, and Tonaquint purchased a Secured Convertible Promissory Note of the Company in the principal amount of $1,252,000 (the "Company Note").

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

As of September 30, 2013, the amount owed to Tonaquint was $1,252,000 of principal and $252,610 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

The Company Note, Purchase Agreement and other related documents, including any amounts owed by the Company to Tonaquint based thereon, are in dispute and are the subject of litigation, as described more fully in Item 1. Legal Proceedings.

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

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of September 30, 2013, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

Operating Leases

CBAI and its subsidiary leases office space in Las Vegas, NV under non-cancelable operating leases expiring in 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024. CBAI's subsidiary leases office and warehouse space in Argentina (Bio). The lease for Bio is for three years ending in 2014. Commitments for future minimum rental payments, to be paid under such operating leases are $203,577 during the next 12 months ended September 30, 2014.

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

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is $30,655 as of September 30, 2013, not including additional interest and fees to which the Company may be entitled. The Company’s former CEO and Chairman of the Board, Mathew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board. CBAI’s former COO, and now President Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended September 30, 2013.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2012	6,951,310	1.01	6.44
Exercised	-	-	-
Forfeited/Expired	(627,740)	-	-
Outstanding, December 31, 2012	6,323,570	1.01	5.76
Exercisable at December 31, 2012	6,172,885	0.96	5.40
Forfeited/Expired	-	-	-
Outstanding, September 30, 2013	6,323,570	1.01	4.51
Exercisable at September 30, 2013	6,323,570	1.01	4.51

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.33 — 20.00	6,275,546	4.53	$0.83	6,275,546	$0.80
$21.00 — 30.00	30,126	1.12	25.00	30,126	25.00
$31.00 — 51.00	17,898	4.51	31.21	17,898	31.21
	6,323,570	4.51	$1.01	6,323,570	$1.01

A summary of the activity for unvested employee stock options as of September 30, 2013 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2013	150,685	0.39
Granted	--	--
Vested	150,685	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at September 30, 2013	--	0.00

All outstanding unexercised options provide for adjustment upon stock split, as well as under certain other circumstances.

Note 7. Warrant Agreements

On March 10, 2011 the company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,399,253 five year warrants at $0.179 per share.

The Company has not issued any warrants since January 1, 2012

The following table summarizes the warrants outstanding and exercisable at September 30, 2013 (post split):

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

As of September 30, 2013 CBAI had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 9.  Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. Cord primarily generates revenues related to the processing and storage of umbilical cord blood and cord tissue. Cord’s long-lived assets are located in, and substantially all of its revenues are generated from, the United States of America and Argentina.

The table below presents certain financial information by business segment for the nine months ended September 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue fromExternal Customers	$2,842,703	$1,584,520	$4,427,223	$-	$4,427,223
Interest & DerivativeExpense	1,045,512	91,565	1,137,077	-	1,137,077
Depreciation and Amortization	540,630	37,174	577,804		577,804
Segment Income (Loss)	(1,128,761)	(558,208)	(1,686,969)	-	(1,686,969)
Segment Assets	$4,655,965	$1,892,027	$6,547,992	$(138,383)	$6,409,609

The table below presents certain financial information by business segment for the three months ended September 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$959,239	$527,763	$1,487,002	$-	$1,487,002
Interest & Derivative Expense	289,824	47,901	337,725		337,725
Depreciation and Amortization	180,024	11,976	192,000		192,000
Segment Income (Loss)	(315,932)	(275,802)	(591,734)	-	(591,734)
Segment Assets	$4,655,965	$1,892,027	$6,547,992	$(138,383)	$6,409,609

The table below presents certain financial information by business segment for the nine months ended September 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$2,847,038	$1,792,093	$4,639,131	$-	$4,639,131
Interest & Derivative Expense	1,066,520	22,034	1,088,554		1,088,554
Depreciation and Amortization	430,682	164,502	595,184		595,886
Segment Income (Loss)	(1,209,115)	159,963	(1,049,152)		(1,049,152)
Segment Assets	$5,637,767	$1,038,711	$6,676,478	$639,461	$7,315,939

The table below presents certain financial information by business segment for the three months ended September 30, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$955,248	$558,803	$1,514,051	$-	$1,514,051
Interest & Derivative Expense	20,884	7,063	27,947		27,947
Depreciation and Amortization	144,816	55,072	199,888	--	199,888
Segment Income (Loss)	(125,126)	21,282	(103,844)	--	(103,844)
Segment Assets	$5,637,767	$1,038,711	$6,676,478	$639,461	$7,315,939

Note 10. Subsequent Events

NA

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

The following information should be read in conjunction with the Company’s September 30, 2013 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider itsdisclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Developments During the Quarter

Tonaquint and St. George

Previously, the Company entered transactions with St. George Investments, LLC and with Tonaquint, Inc.  On August 30, 2013, the Company filed a Complaint against these entities as described in greater detail in Item 1. Legal Proceedings.

Moreover, on September 25, 2013, the Company received from Tonaquint a Notice of Disposition of Collateral advising of Tonaquint’s intent to sell all assets of the Company at a public auction on November 4, 2013 at 11:00 a.m. PST at 1857 Helm Drive, Las Vegas, Nevada, 89119.  On October 18, 2013, the Company received from Tonaquint a Notification of Cancellation, which provided notice that the aforementioned auction to sell the Company’s assets was cancelled.

Oustanding Shares

During the period ending September 30, 2013, the Company issued an additional 100,526,957 shares of common stock, and as of the date of this filing has an outstanding share amount of 890,000,000 with 890,000,000 common shares authorized.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood and cord tissue stem cell processing and storage company with a particular focus on the acquisition of customers in need of family based products and services.

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

●
Cord Blood Storage. After processing and testing, the cord blood and cord tissue unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty five years when stored in this manner and theoretically could be maintained at least as long as the normal life span of an individual.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Results of Operations for the Three-Months Ended September 30, 2013

For the three months ended September 30, 2013, total revenue decreased to approximately $1.49 million from $1.51 million, a decrease of 2% over the same period of 2012. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. Other revenue consisted of primarily tissue related products which remained relatively consistent for the three month year over year period. Per segment, Cord had an increase of its total revenues of less than 1%, and Bio had a decrease in its revenues of 6% over the same period ending September 30, 2013. Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 15%, an increase in the discounts  provided for  enrollment/processing fees even though the total number of units processed for the period was less than a 2% decrease from the prior period. The Company remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue increased to 32% for the period ended September 30, 2013 compared to 28% the same prior period of 2012. The cost of services include transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.08 million or 7% to $1.01 million for the period ending September 30, 2013 from the prior three month period of 2012. Increases in Bio's expenses and currency adjustments were primary contributors to the reported decrease.  The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the three months ended September 30, 2013 were $1.27 million as compared to $1.12 million for the comparative period of 2012 representing a 13% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel.  The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending September 30, 2013 depreciation and amortization was $0.19 million and in September 30, 2012, depreciation and amortization was approximately $0.20 million.

The Company's loss from operations was $0.25 million versus an operating loss of $0.03 million for the comparative period. The Company's net loss was $0.59 million for the period ended September 30, 2013, a decrease of $0.43 million compared to the comparative period net loss of $1.02 million or a decrease of 42%.

Results of Operations for the Nine-Months Ended September 30, 2013

For the nine months ended September 30, 2013, the Company's total revenue decreased to approximately $4.43 million from $4.64 million, for a 5.0% decrease over the same period of 2012.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The remaining revenue consisted primarily of tissue related products which increased by 17% in the year over year nine month period. Per segment, Cord's revenues decreased less than 1% and Bio’s revenues decreased by 12% over the prior comparative period.  Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 15%,  along with an increase in the discounts provided for enrollment/processing fees even though the total number of units processed for the period was consistent with the prior period. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 31% for the period ended September 30, 2013 compared to 27% the same prior period of 2012.  The cost of services includes transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit decreased by approximately $0.33 million or 10 % to $3.04 million from the prior comparative nine month period. Increases in Bio's expenses and currency adjustments were primary contributors to the reported decrease.  The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the nine months ended September 30, 2013 were $3.54 million as compared to $3.64 million for the comparative period of 2012 representing a 3% decrease.  These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the nine month period, depreciation and amortization was $0.58 million versus $0.60 million for the prior comparative period of 2012.

The Company's loss from operations was $0.51 million versus an operating loss of $0.08 million for the comparative period.  Included in the income from operations total for 2012 was one-time $0.19 million reversal in the accrual for the Bio 2011 earn out. The Company's net loss was $1.69 million for the period ended September 30, 2013, a decrease of $0.46 million compared to the comparative period net loss of $2.15 million.  Contributing to the net loss in the nine month period ending September 30, 2013 was an increase in the interest expense and derivative liability associated with claims of default made by Tonaquint, and disputed by the Company.  Successful resolution of the dispute could result in a reduction to the accrued interest and derivative liability balances.  In the nine month period ending September 30, 2013, the Company expensed $44,227 relating to previously unpaid fees from October 2009 through December 2011 as discovered in the state of Nevada sales and abatement tax audit, which covered the period through March 2013.  The Company is current with its obligations to the state, and anticipates no further expenses for past due obligations.

Liquidity and Capital Resources

Total assets at September 30, 2013 were $6.41 million compared to $6.35 million at December 31, 2012.  Total liabilities at September 30, 2013 were $6.31 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1.42 million,  $0.52 million and $2.67 million respectively.   At December 31, 2012, total liabilities were $5.84 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1.75 million, $0.54 million and $2.37 million respectively.

For the period ending September 30, 2013, the company had $0.60 million in cash, an increase of 61% from $0.39 million at December 31, 2012. The Company currently collects cash receipts from operations through Cord and its subsidiary, Bio-cells. During the nine month period ended September 30, 2013 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the nine month period ending September 30, 2013 was $0.33 million, versus a net use of cash of $0.23 million from the prior comparative period of 2012, an improvement of $0.60 million or 247%. Net cash used in investing activities decreased by $0.13 million. Net cash provided by financing activities decreased $0.43 million from the prior comparative period ending September 30, 2012. The Company did not have any financing activities during the nine month period ending September 30, 2013, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past six consecutive quarters, the Company has reduced operating expenses, ended investment in its foreign affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on the Company’s US operations in the immediate future. However, with its Bio subsidiary, the Company is seeing inflationary pressures on a year over year basis.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on the Company's business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2013. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint (the “Complaint”) in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively ”Defendants”), along with summonses in connection therewith, case number 2:13-cv-00806-PMW (the “Action”). The Company brought the Action against the Defendants alleging Fraud in the Inducement, Breach of Agreement, Breach of Implied Covenant of Good Faith and Fair Dealing and Unjust Enrichment.  In particular, among other things, the Complaint alleges that Defendants have fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations including but by no means limited to: (i) representing that the Tonaquint Note would be consecutively amortized with the March 10, 2011 Secured Convertible Promossory Note issued to St. George by the Company (“St. George Note”), and that these would not become due and owing simultaneously, and (ii) that the St. George Note would be replaced by an amended note to be paid off according to a set amortization schedule.

The Company seeks relief in the form of rescission or reformation of the Tonaquint Note, St. George Note, the Warrant issued to St. George as part of the March 10, 2011 transaction, as well as related agreements and documents, an order enjoining Defendants from foreclosing on the Notes or selling the Company’s assets, punitive and other damages in an unspecified amount, costs, attorneys’ fees, interest and such other relief as the Court deems just and proper.

Subsequently, on September 25, 2013, Defendants each filed their Answer and Counterclaim in the Action.  In their Counterclaims, Defendants allege causes of action against the Company for Breach of the March 10, 2011 Note and Warrant Purchase Agreement between St. George and the Company (“SGI Purchase Agreement”), Breach of the Tonaquint Purchase Agreement and Tonaquint Note, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Unjust Enrichment. Defendants claim that the Company purportedly breached the SGI Purchase Agreement, Tonaquint Purchase Agreement, and Tonaquint Convertible Note, by, among other things, failing to maintain a share reserve, failing to increase the number of authorized shares, failing to call or hold a meeting to increase the authorized shares of Common Stock of the Company, and failing to make installment payments under the Tonaquint Convertible Note.Defendants seek relief in the form of damages in an unspecified amount and an order from the Court requiring the Company to establish and maintain a share reserve for the benefit of the Defendants, along with costs, attorneys’ fees and such other relief as the Court deems just and proper.On October 15, 2013, the Company filed its Reply to Counterclaim.

Also on September 25, 2013, the Company received from Tonaquint a Notice of Disposition of Collateral advising of Tonaquint’s intent to sell all assets of the Company at a public auction on November 4, 2013 at 11:00 a.m. PST at 1857 Helm Drive, Las Vegas, Nevada, 89119.  On October 18, 2013, the Company received from Tonaquint a Notification of Cancellation, which provided notice that the aforementioned auction to sell the Company’s assets was cancelled.

The Company intends to vigorously pursue its claims and defend itself against Defendants' counterclaims, as well as Tonaquint’s attempt to sell assets, and will continue to take legal action to protect the interests of the Company and its shareholders.

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended September 30, 2013.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase shares of common stock of the Company at an exercise price as determined under the terms of the Warrant. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). For the three month period ending September 30, 2013, the Company issued 100,526,957 shares of common stock for a total value of $126,529. As of September 30, 2013 the balance due to St. George Investments was $259,530.

Repurchase of Shares

The Company did not repurchase any of our shares during the Quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (18)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (10)

10.8	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (12)

10.9	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (13)

10.10	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (14)

10.11	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (15)

10.12	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (15)

10.13	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (19)

10.14	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (20)

10.15	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(21)

10.16	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (21)

10.17	Employment Agreement between the Company and Stephen Morgan (22)

10.18	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to MedivisionmbH.(24)

10.19	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (25)

10.20	On August 30, 2013 Cord Blood America, Inc. filed a complaint against St. George Investments, LLC and Tonaquint, Inc. (26)

10.21
On September 25, 2013, St. George Investments, LLC. and Tonaquint, Inc. filed an Answer and Counterclaim against Cord Blood America, Inc.  Additionally, Cord Blood America, Inc. received a Notice of Disposition of Collateral to sell its assets at a public auction.  (27)

10.22	On October 18, 2013, Cord Blood America, Inc. received from Tonaquint, Inc. a Notice of Cancellation to sell the Company assets. (28)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(22) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(23) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(24) Filed as an exhibit to Current Report on Form 8K filed on October 4, 2012.

(25) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(26) Filed as an exhibit to Current Report on Form 8K filed on September 3, 2013

(27) Filed as an exhibit to Current Report on Form 8K filed on October 1, 2013

(28) Filed as an exhibit to Current Report on Form 8K filed on October 22, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: November 14, 2013	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)