Form 10-K
period 2013-12-31
Cord Blood America, Inc.
filed 2014-03-31
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(702) 914-7250
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2013, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $1.90 million. The registrant has no outstanding non-voting common equity.

The Registrant had 890,000,000 shares of its common stock outstanding as of March 15, 2014, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2013 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Some of the information contained in this Annual Report may include forward-looking statements. The Company bases these forward-looking statements on its current views with respect to its research and development activities, business strategy, business plan, financial performance and other matters, both with respect to us, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

If one or more of these or other risks or uncertainties materializes, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company anticipates. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report, as well as others, that could cause actual results to differ.

PART I

ITEM 1. BUSINESS

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specializes in providing private cord blood and cord tissue stem cell storage services to families throughout the United States and Puerto Rico.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

In March 2011, CBAI purchased a majority interest in Stellacure GmbH, a company providing private cord blood processing and storage services to families in Germany, Spain and Italy. On September 28, 2012, the Company sold its ownership interest in Stellacure.  In conjunction with the disposition of Stellacure, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012. Additionally, the cash flows from Stellacure are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Events in 2013

Tangiers Investors, LP
The Company paid in full its six (6) convertible notes with Tangiers Investors, LP carrying a principal balance of $165,000 and $18,640 of interest.  The Company issued 116,107,906 shares of common stock during the period ending March 31, 2013 to retire these notes.

New Service Offering
The Company announced on May 20, 2013 that it was now offering the collection and storage of mesenchymal stem cells through the cord tissue, and offers this service, branded CordMatrix, as both a stand-alone offering and in combination with the umbilical cord blood.

Tonaquint and St. George

Previously, the Company entered into transactions with St. George Investments, LLC and with Tonaquint, Inc.  On August 30, 2013, the Company filed a Complaint against these entities as described in greater detail in Item 3. Legal Proceedings.

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

Outstanding Shares

During the period ending December 31, 2013, the Company issued an additional 513,765,592 shares of common stock, and as of the date of this filing has an outstanding share amount of 890,000,000 with 890,000,000 common shares authorized.

Change in Auditors
On December 30, 2013, Rose, Snyder & Jacobs LLP (the “Former Accountant”) was dismissed as the Registrant’s independent registered public accountants. On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. The Registrant’s Audit Committee approved the change in auditors.

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

On January 19, 2012, the Company notified VidaPlus 2007, S.L. that effective January 24, 2012 it was exercising its right under the Stock Purchase Agreement executed January 24, 2011, Tranche 1, to convert its loan into 6% of the outstanding shares such that the Company will own a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in Vidaplus over the money invested by the Company in Vidaplus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under Tranche 2. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to Vidaplus under Tranche 2 of the Stock Purchase Agreement with Vidaplus into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in Vidaplus for the money the Company invested in Vidaplus.  On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus as described more fully in Note 17. Subsequent Events.

As of December 31, 2012, the Company holds 7% of the outstanding shares of VidaPlus and has a balance of convertible loans receivable amounting to $246,525. The Company wrote-down the book value of the equity to $0 as of December 31, 2012. The Company also wrote-down the convertible loan receivable from $123,263 to $0 as of December 31, 2013. See Note 9.

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

Competition

The Company is one of an estimated thirty (30) firms in the US providing private cord blood banking services, with approximately one half of those providing cord tissue related services. Internationally there are an estimated one hundred and twenty (120) additional firms offering these services. The Company has built its business in the United States (“US”) via a model of organic growth and accretive acquisitions.

Management believes that in the US an organic differentiator for the company is its emphasis on strategic relationships with larger health insurance providers. This approach differs from its major competitors who tend to focus on a traditional pharmaceutical model by having sales representatives cover a geographical market by visiting ob/gyn practices. By focusing on the health insurance relationships, while the sales cycle is longer, once established, management believes the sales approach builds loyalty and recurring sales.  The Company also in parallel is increasing its marketing efforts direct to the consumer via its digital presence.  Management believes as the industry matures, and parents become increasingly educated on stem cell banking, more decisions will be made directly between the parents and the Company.

The Company officially opened its own laboratory operations at its new facility in Las Vegas, Nevada in March, 2010. Previously the Company has outsourced these key scientific elements to a third party and was primarily a reseller of cord blood services. Now, with this key expertise in house, the Company has the ability to continue making advancements on existing and new services related to stem cells as well as better manage laboratory costs and vendor relationships related to processing and storage. The Company at the present does not engage in clinical research and development activities at its laboratory facility, but continues to evaluate the advancing science for opportunities that may exist in the future.

Management may add acquisitions that increase the recurring storage based revenues, assuming cost effective new sources of capital can be located to make such accretive acquisitions. To date, the Company has concluded seven acquisitions, and management believes multiple opportunities may exist in the future to acquire smaller competitors who do not have the financial resources or a large enough recurring revenue base from storage to compete on a go forward basis.

Patents, Trademarks, Licenses or Royalty Agreements.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2013, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

The Company and CBA Properties, Inc. own various trademarks utilized by the Company and its subsidiaries. These trademarks include, among other marks, word marks registered with the United States Patent and Trademark Office (“USPTO”) in two international classes for the words “Cord Blood America,” as well as design marks which incorporate the words “Cord Blood America” registered with the USPTO in two international classes, a design mark registered with the USPTO utilizing the word “CorCell,” along with other trademarks registered with the USPTO. The Company also claims intellectual property rights in other words and designs not currently registered with the USPTO.

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

Employees

As of December 31, 2013, the Company had fifteen full-time employees, and two part time employees. This includes the Company’s Chairman of the Board and President, Vice President and General Counsel, and its Tissue Bank Director, operations, laboratory, administrative, accounting, customer service and sales personnel. The Company believes its relations with all of its employees are good.

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

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.26 million as of December 31, 2013. In addition, CBAI has produced cash in its operating activities of approximately $0.49 million for the year ending December 31, 2013 and has notes and loans payable of approximately $1.44 million at year end 2013. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has primarily financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past seven quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH, and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition

The Company believes that the key to its success is to increase sales of its cord blood and cord tissue preservation services and thereby increase its revenues and available cash. CBAI’s success with regard to cord blood and cord tissue preservation services will depend in large part on widespread market acceptance of cryo-preservation of cord blood and tissue, and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. CBAI may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If CBAI is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

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

The Agreement provided that as Liquidated Damages, the Company will remit a specified sum (the “Penalty Sum”) to Tangiers on each share the investor has previously purchased and currently holds, and on each share purchased by Tangiers for cash in the future, until such time as the shares held by Tangiers can again be deposited into the DWAC system. The Company currently owes no damages for shares purchased by Tangiers in the past. As to potential future damages, shares can only be purchased by Tangiers for cash in the future at the Company’s election, as the June 27, 2008 agreement works in a manner similar to a credit line. Thus, it is possible no such damages will become due. In the event the Company elects to allow Tangiers to purchase shares for cash in the future, Tangiers may argue that a Penalty Sum may be due from the Company to Tangiers, even though the DTC “chill” has been removed, because the Company is not eligible for the DTC’s FAST program, including DWAC, which would thereby make this capital source more costly to the Company. The Tangiers Notes have been retired in full as of December 31, 2013.

The Company was forced to enter into the February 8, 2011 settlement agreement with JMJ Financial (“JMJ”) due to the “chill” for the same or similar reasons the Company was forced to enter the above described settlement agreement with Tangiers, which resulted in $671,385 as monetary damages. The Company did not incur additional monetary damages to JMJ under that settlement agreement, however, under the settlement agreement, the discount rate on JMJ’s conversions of the notes governed by the settlement agreement was changed in JMJ’s favor, and in addition, the settlement agreement added a prepayment penalty for any previously funded portions of any JMJ note and added a cancellation fee for any portion of any past or future JMJ note which has not yet been funded. The JMJ Notes have been retired in full.

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

If The Company Does Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, It May Not Be Able To Market Its Cord Blood and Cord Tissue Banking Services.

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

Of the states in which the Company provides cord blood banking services, only California, New Jersey, New York, and Maryland currently require that cord blood banks be licensed. CBAI maintains the required procurement service licenses of the states of California, New York and New Jersey and Maryland. If other states adopt requirements for the licensing of cord blood and cord tissue banking services, the Company may have to obtain licenses to continue providing services in those states.

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

Cord blood and cord tissue banking and stem cell preservation is becoming an increasingly competitive business. The Company business faces competition from other operators of cord blood cord tissue and cord tissue stem cell preservation businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter Company markets and compete with CBAI for increased market share. Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Company currently has. The Company does not have any research and development underway, while other competitors have established budgets for such R&D. Established competitors, who have substantially greater financial resources and longer operating histories than the Company, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company currently attracts. While this competition is already intense, if it increases, it could have an even greater adverse impact on CBAI revenues and profitability. In the event that the Company is unable to compete successfully, its business will be adversely affected and competition may make it more difficult for CBAI to grow its revenue and maintain its existing business.

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

Volatility In The Financial Market May Negatively Impact The Company’s Ability To Access The Credit Markets.

Capital and credit markets have become increasingly volatile for micro cap companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited or prohibitively expensive, it is possible that the Company’s ability to raise additional capital through the private placement of shares, debt and/or convertible debt may be limited by these factors if the Company requires such sources of additional capital in order to continue its operations, fund negative cash flow, and implement its business plans.

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

The Company is Involved in a Legal Proceeding, and an Adverse Outcome Therein Could Subject the Company to Substantial Damages and the Company’s Assets Being Sold or Seized.

The Company is involved in a lawsuit, as set forth in detail in Item 3. Legal Proceedings.  An adverse outcome in the lawsuit could result in significant damages being awarded against the Company, which could also lead to the sale or seizure of Company assets.  Such an adverse outcome could be significant to the Company’s results of operations and may limit the Company’s ability to engage in its business activities

Trading Of The Company Stock May Be Restricted By The Securities Exchange Commission’s Penny Stock Regulations, Which May Limit A Stockholder’s Ability To Buy And Sell The Company Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

In October, 2009, the Company re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. The Company’s new principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 17,000 square feet. The property is leased from an unaffiliated third party, whereby the original lease was for a period of five years ending September 2014 and the monthly lease payments are approximately $15,303, which includes Common Area Maintenance (CAM) charges.  On January 21, 2014, the Company amended its current lease to include an extension through September 30, 2019.  The monthly lease payments will be adjusted in accordance with the amendment, along with possible adjustments to the CAM charges and potential rent abatement associated with total lease square footage and other factors, all as set forth more fully in Note 17. Subsequent Events.

The Company maintains fire and casualty insurance on its leased property in an amount deemed adequate by management.

The Argentina subsidiary leases a facility for operations in Buenos Aires, Argentina.

ITEM 3. LEGAL PROCEEDINGS.

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint (the “Complaint”) in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively ”Defendants”), along with summonses in connection therewith, case number 2:13-cv-00806-PMW (the “Action”). The Company brought the Action against the Defendants alleging Fraud in the Inducement, Breach of Agreement, Breach of Implied Covenant of Good Faith and Fair Dealing and Unjust Enrichment.  In particular, among other things, the Complaint alleges that Defendants have fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations including but by no means limited to: (i) representing that the Tonaquint Note would be consecutively amortized with the March 10, 2011 Secured Convertible Promissory Note issued to St. George by the Company (“St. George Note”), and that these would not become due and owing simultaneously, and (ii) that the St. George Note would be replaced by an amended note to be paid off according to a set amortization schedule.

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

Subsequently, on September 25, 2013, Defendants each filed their Answer and Counterclaim in the Action.  In their Counterclaims, Defendants allege causes of action against the Company for Breach of the March 10, 2011 Note and Warrant Purchase Agreement between St. George and the Company (“SGI Purchase Agreement”), Breach of the Tonaquint Purchase Agreement and Tonaquint Note, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Unjust Enrichment. Defendants claim that the Company purportedly breached the SGI Purchase Agreement, Tonaquint Purchase Agreement, and Tonaquint Convertible Note, by, among other things, failing to maintain a share reserve, failing to increase the number of authorized shares, failing to call or hold a meeting to increase the authorized shares of Common Stock of the Company, and failing to make installment payments under the Tonaquint Convertible Note.  Defendants seek relief in the form of damages in an unspecified amount and an order from the Court requiring the Company to establish and maintain a share reserve for the benefit of the Defendants, along with costs, attorneys’ fees and such other relief as the Court deems just and proper. On October 15, 2013, the Company filed its Reply to Counterclaim.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2013, and December 31, 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2013	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.005	$0. 002
Third Quarter	$0.003	$0.002
Fourth Quarter	$0.003	$0.002

	Common Stock
Fiscal Year 2012	High	Low
First Quarter	$0.035	$0.019
Second Quarter	$0.023	$0.012
Third Quarter	$0.016	$0.008
Fourth Quarter	$0.008	$0.002

(b) Holders. As of March 15, 2013, our Common Stock was held by approximately 661 shareholders of record. Our transfer agent is Interwest Transfer Company, Inc., with offices at 1981 Murray Holiday Road, Suite 100, PO Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2013, under which its common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,570,830	$1.01	5,522,806
Equity compensation plans not approved by security holders	N/A
Outstanding warrants (1)	1,392,354	$1.93	30,126

Total	7,001,157	$1.19	17,898

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

Recent Issuances of Unregistered Securities

In the instances described under this sub-heading, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing securities.

Tangiers Investors, LP

On December 6, 2011, December 27, 2011 and January 6, 2012, the Company issued three (3) separate $25,000 “Convertible Notes” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 20, 2012 the Company issued one (1) $50,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issuance date. On January 27, 2012 and February 3, 2012 the Company issued two (2) separate $20,000 “Convertible Note” to Tangiers Investors with interest accruing at 10% per annum due one year from the issue date. The Payee at its option could elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the aforementioned maturity dates. The conversion price was the lower of (a) seventy percent (70%) of the lowest volume weighted average price (the “VWAP”) price during the ten (10) trading days prior to conversion or (b) seventy percent (70%) of the average of the lowest five (5) closing prices during the twenty (20) days prior to conversion, subject to adjustment pursuant to this Article “4” of this Note. Due to adjustments, Tangiers conversion ratio became 60% in the aforementioned formula, rather than 70%, in October 2012. In total for the period ending December 31, 2013, the Company issued 116,107,906 shares to retire $183,640 of principal and interest in convertible debt which had a fair market value of $473,078. The Company paid in full the six (6) Convertible Notes and has no remaining obligations.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $0.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). Pursuant to conversions made by St. George under the above-described notes in 2013, the Company issued 397,657,686 total shares to St. George to retire $776,502 of principal and interest in convertible debt which had a fair market value of $1,350,130. The principal balance due on the Note was $248,039 as of December 31, 2013.

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2013.

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

Stellacure GmbH

In March 2011, CBAI purchased a majority interest in Stellacure GmbH, a company providing private cord blood processing and storage services to families in Germany, Spain and Italy. On September 28, 2012, the Company sold its ownership interest in Stellacure, and the results of Stellacure and its disposal are reported as discontinued operations.

Biocordcell Argentina S.A.

Based in Buenos Aires, Biocordcell Argentina S.A., collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Argentina, Uruguay and Paraguay.

Critical Accounting Policies

CBAI defines critical accounting policies as those that are important to the portrayal of its financial condition and results of operations and require estimates and assumptions based on the Company's judgment of changing market conditions and the performance of its assets and liabilities at any given time. In determining which accounting policies meet this definition, the Company considered its policies with respect to the valuation of its assets and liabilities and estimates and assumptions used in determining those valuations. The Company believes the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

●	determination of the level of allowance for bad debt

●	deferred revenue

●	revenue recognition

●	valuation of derivative instruments

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood and cord tissue, other tissue procurement services and whole cord blood collection. Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2012, the Company recognized $112,191 of franchise revenues.

Results of Operations for the Year Ended December 31, 2013 Compared To the Year Ended December 31, 2012

For the year ended December 31, 2013, the Company's total revenue slightly decreased to $5.97 million from $5.99 million, over the same period of 2012. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees decreased approximately 11%, and the recurring revenues increased approximately 14% for the year ended December 31, 2013 versus the prior comparative period December 31, 2012. As a mix of total revenue, recurring revenues account for 51% of total revenues, and processing fees 42% of the total revenues.  Two secondary sources of revenue are franchise fees and tissue related sales. As a percentage of revenue in 2013 these two sources were approximately 7% of sales compared to 8% in the comparative year ending period of 2012. Per segment, Cord’s revenues were level at $3.80 million and Bio decreased its revenues by 1% for the prior comparative twelve month period. Bio's decrease in revenues were largely impacted by year over year adjustments to the current exchange rate of approximately 16% and an increase in the discounts provided for enrollment and processing fees. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased from 30% to 34% for the comparative year ending 2013 versus 2012. The cost of services includes transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.23 million or 5% to $3.97 million from year ending 2012 to year ending 2013. Per segment, Cord’s cost of services as a percentage of revenue remained consistent at approximately 28%, and Bio increased from 32% to 42%.  The Company anticipates that through the growth and expansion of its Cord business, and continuing efficiencies in its own facilities, direct costs should continue to decrease and gross profits will continue to improve.

Administrative and selling expenses for the year ended December 31, 2013 were $5.12 million as compared to $5.63 million for the comparative period of 2012 representing a 10% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Generally, each functional unit within administrative and selling expenses has reduced expenses. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the year ended 2013, depreciation and amortization remained consistent with the 2012 year ending period total of $0.79 million.

The Company's loss from continuing operations was $3.04 million versus a loss of $2.39 million for the comparative period, resulting in an increase of 26% primarily attributable to an increase in the interest expense and change in derivative liability of $0.63 million.  The Company's net loss was $2.98 million for the year ended December 31, 2013 a decrease of $0.52 million from an overall net loss for the year ended 2012, which included a loss of $1.10 million for discontinued operations.

Liquidity and Capital Resources

Total assets at December 31, 2012 were $6.08 million, compared to $6.35 at December 31, 2012. The decrease in the total assets is primarily related to the long term customer contracts and relationships which decreased by $0.63 million while current assets increased by $0.62. The total liabilities at December 31, 2013 were $6.4 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.41 million, $0.59 million and $2.61 million respectively. At December 31, 2012, total liabilities were $6.35 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.80 million, $0.54 million and $2.34 million respectively. Total liabilities increased by $0.61 million due to an increase in deferred revenue by $0.62 million.  The net impact of these changes resulted in total liabilities exceeding total assets by $0.37 million for the period ending December 31, 2013.

At December 31, 2013, the company had $0.71 million in cash, an increase by $0.32 million or 80% from the prior comparative period of 2012. The Company currently collects cash receipts from operations through Cord and its subsidiary Bio. Cash flows from operations are currently sufficient to fund operations as net cash used provided by operating activities for the year ended December 31, 2013, increased $0.41 million or 509% from the prior comparative period of 2012, and resulted in Company operations generating $0.50 of cash for the year ending 2013.  During the last 12 months of 2013 there was no increase in notes payable for purposes of working capital or investment in affiliate companies.  As a result, net cash used in investing activities decreased by $0.26 million and net cash provided by financing activities decreased from $0.43 million for the year ended December 31, 2013 to $0.00 million for the year ended 2013.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. Over the past twelve months, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2013 and 2012, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its President and Chief Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2013. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2013, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s executive officers and directors. The Company Directors shall serve until his or her successors are elected and qualify or until his or her earlier death, resignation or removal. The Company Board of Directors elects its officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company

Joseph R. Vicente	51	Chairman, Director and President
Stephen Morgan	37	Vice President, General Counsel, and Secretary
Timothy McGrath	50	Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2013 and 2012 fiscal years as shown in the following table.

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

Base Salary

The Company’s named executive officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are reviewed and approved by the Company’s Board of Directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s named executive officers in 2013 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2013, but the Company retains the position of providing such compensation considering a host of performance based criteria that will encourage executives to remain employed by the Company and also to attract persons of exceptional ability to become executives of the Company.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Matthew L. Schissler (former) CEO	2013	0	0	0	0	0
and Chairman (resigned 5/14/2012)	2012	79,355	0	0	0	79,355

Joseph Vicente	2013	116,224	12,500	0	0	128,724
President and Chairman	2012	116,224	5,000	0	0	121,224

Stephen Morgan	2013	125,000	8,250		0	133,250
Vice President and General Counsel	2012	125,000	16,500	0	0	141,500

(1)
Bonuses to the named executive officers reported above relating to 2013 were paid in December 2013 for achieving twelve month EBITDA performance standards as established by the Board of Directors. Bonuses to the named executive officers reported above relating to 2012 were paid in between June through December 2012 for achieving six month EBITDA performance standards as established by the Board of Directors.

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

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of the Company’s principal executive officers during 2013, and each person who served as an executive officer of CBAI as of December 31, 2013 (No grants were made during 2013):

2013 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)

Joseph Vicente Chairman and President	-	-	$-	$-

Stephen Morgan Vice President and General Counsel	-	-	$-	$-

Holdings of Previously Awarded Equity

2013 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	($)	Date
Joseph Vicente	5,000		25.00	04/29/14
President	7,000		25.00	01/10/15
	2,500		25.00	08/01/15
	1,500		25.00	12/31/15
	75,000		1.00	07/06/20
	607,323		0.30	07/13/13
	607,323		1.00	12/31/19
	607,323		1.00	12/31/19
	77,344		4.10	07/01/20
	77,344		4.10	07/01/20

Option Exercises and Stock Vested

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2013

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Vicente	$--	$--	--	--	--	--	$--
Timothy McGrath	$2,500	$--	--	--	--	--	$$2,500

On January 26, 2006 the Company’s board of directors approved a board compensation plan through 2011. In 2013 the Company did not issue any shares related to its Board of Directors Compensation.

Compensation Committee Interlocks and Insider Participation

The Company did not have a compensation committee during the year ended December 31, 2013. During the fiscal year ended December 31, 2013, none of the Company’s executive officers served on the Board of Directors of any entities whose directors or officers serve on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2014, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 890,000,000 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company;

●	The Company’s President and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Joseph Vicente	2,179,702	(2)	*	%
Common	Stephen Morgan	100,000		*	%
Common	Timothy G. McGrath	90,669		*	%
Common	All executive officers and directors as a group (3 persons)	2,370,371		*	%
———————
*	Less than 1% of the outstanding common stock.

(1)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Helm Drive, Las Vegas, NV 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 890,000,000 shares of common stock outstanding on March 15, 2013 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2013 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(2)	Includes 2,067,657 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein

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

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries. CBAI has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company has recorded a reserve for the entire carrying amount of the receivable, including interest. The Company’s current President, Joseph Vicente was appointed as a Director of China Stem Cells Ltd. in July 2012

VidaPlus

The Company holds 7% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and wrote-down $123,263 of the net convertible loan receivable, leaving a loan balance, net book value of $123,262.  On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus as described more fully in Note 17. Subsequent Events.

Consulting Agreement with Pyrenees Consulting, LLC

On January 1, 2010, the Company entered into a consulting agreement with Pyrenees Consulting, LLC (“Pyrenees Consulting”), mislabeled in the agreement as Pyrenees Capital, LLC. To the best of the Company’s knowledge, at all relevant times herein, Pyrenees Consulting was owned 50% by Stephanie Schissler, who is the spouse of the Company’s former Officer and Director Matthew Schissler, and 50% by Matthew Schissler. The consulting agreement was entered for consulting services provided by Pyrenees Consulting, to be performed by Stephanie Schissler. The agreement expired two years after the date of the agreement, but Pyrenees continued providing services for the Company at a monthly rate of $13,125. Effective May 14, 2012, the Company and Pyrenees Consulting, LLC terminated their arrangement, and Pyrenees no longer provides services for the Company, nor is owed any additional monies or other obligations.

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account is $30,655 as of December 31, 2013, not including additional interest and fees to which the Company may be entitled. The Company’s former CEO and Chairman of the Board, Matthew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board. CBAI’s former COO, and now President Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

The Company ceased doing business with FFGG in 2012, and has made demands for the return of its monies.  In March 2014, the Company entered into a Claim Purchase Agreement with a third party calling for payment to the Company in exchange for the Company’s claims against Frozen Food Gift Group, Inc. (“FROZ”), as set forth in a Mutual General Release described more fully in Note 17. Subsequent Events.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith, LLC serves as the Company’s independent registered public accounting firm and audited its financial for the year ended December 31, 2013.  Rose, Snyder, Jacobs LLP served as the Company's independent registered public accounting firm and audited its financial statements for the year ended December 31, 2012.

	2013	2012
Audit fees	$156,750	$160,380

Tax Fees	$17,500	$24,905

Total	$174,260	$185,285

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	The Company’s Consolidated Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (18)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	Entered on March 24, 2010 into Investment Agreement to Acquire Majority Interest in Stellacure (10)

10.8	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (12)

10.9	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (13)

10.10	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (14)

10.11	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (15)

10.12	On January 19, 2011, Cord Blood America, Inc. Entered into a Liquidated Damages Agreement with Tangiers Capital, LLC. (15)

10.13	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (19)

10.14	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (20)

10.15	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(21)

10.16	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (21)

10.17	Employment Agreement between the Company and Stephen Morgan (22)

10.18	On September 28, 2012, Cord Blood America, Inc. sold interest in stellacure GmbH to MedivisionmbH.(24)

10.19	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (25)

10.20	On August 30, 2013 Cord Blood America, Inc. filed a complaint against St. George Investments, LLC and Tonaquint, Inc. (26)

10.21
On September 25, 2013, St. George Investments, LLC. and Tonaquint, Inc. filed an Answer and Counterclaim against Cord Blood America, Inc.  Additionally, Cord Blood America, Inc. received a Notice of Disposition of Collateral to sell its assets at a public auction.  (27)

10.22	On October 18, 2013, Cord Blood America, Inc. received from Tonaquint, Inc. a Notice of Cancellation to sell the Company assets. (28)

10.23
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (29)

10.24	Amended lease for Las Vegas facility (30)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(25) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(26) Filed as an exhibit to Current Report on Form 8K filed on September 3, 2013

(27) Filed as an exhibit to Current Report on Form 8K filed on October 1, 2013

(28) Filed as an exhibit to Current Report on Form 8K filed on October 22, 2013

(29) Filed as an exhibit to Current Report on Form 8K filed on January 10, 2014

(30) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2014.

CORD BLOOD AMERICA, INC.

By:	/s/ Joseph R. Vicente
Joseph R. Vicente
President and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Vicente
Joseph R. Vicente	March 31, 2014
President and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/ Timothy McGrath
Timothy McGrath	March 31, 2014
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cord Blood America, Inc. and subsidiaries as of December 31, 2012, and for the year then ended were audited by other auditors and whose report, dated March 27, 2013, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and subsidiaries as of December 31, 2013 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 23, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheet of Cord Blood America, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012. Cord Blood America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cord Blood America, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rose, Snyder & Jacobs, LLP
Encino, California

March 27, 2013

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$708,760	$393,832
Accounts receivable, net of allowance for doubtful accounts of $88,551 and $82,309	155,661	181,745
Prepaid expenses	410,276	91,911
Other current assets	378,805	367,506
Total current assets	1,653,502	1,034,994
Property and equipment, net $655,962 and $536,145	653,772	801,568
Customer contracts and relationships, net $ 3,850,401 and $3,214,273	3,492,899	4,125,028
Investments and related party receivables	--	123,262
Other assets	33,957	22,754
Goodwill	244,053	244,053
Total assets	$6,078,184	$6,351,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$592,844	$538,278
Accrued expenses	1,114,781	776,636
Deferred revenue	2,245,132	1,616,797
Derivative liability	359,407	354,654
Interest on promissory notes	332,155	76,700
Convertible promissory notes payable, net of unamortized discount of $58,702 and $269,620	1,441,335	1,095,380
Total current liabilities	6,085,654	4,458,445
Convertible notes payable, net of unamortized discount of $0 and $206,411	--	653,809
Interest on promissory note	--	3,242
Deferred revenue (long term portion)	362,822	719,736
Total liabilities	6,448,476	5,835,232

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized,890,000,000 and 376,234,408 shares issued and outstanding, inclusive of treasury shares	89,000	659,732
Additional paid-in capital	53,264,971	50,871,033
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated other comprehensive income	410,827	141,867
Accumulated deficit	(53,685,436)	(51,218,693)
Total stockholders’ deficit	(520,470)	(145,894)
Non-controlling interest	150,178	662,321
Total equity (deficit)	(370,293)	516,427
Total liabilities and equity (deficit)	$6,078,184	$6,351,659

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (AUDITED)

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2013	2012

Revenue	$5,974,984	$5,992,948
Cost of services	2,004,108	1,793,735
Gross profit	3,970,876	4,199,213
Administrative and selling expenses	(5,117,132)	(5,633,510)
Change in value of contingent consideration	--	190,000
Loss from operations	(1,146,256)	(1,244,297)
Interest expense and change in derivative liability	(1,894,475)	(1,267,987)
Interest forgiven on notes payable	--	117,626
Net loss from continuing operations before provision for income taxes	(3,040,731)	(2,394,658)
Income tax benefit	61,845	---
Net loss from continuing operations after provision for income taxes	(2,978,886)	(2,394,658)
Discontinued Operations:
Loss from discontinued operations, net of tax	--	(210,812)
Loss on sale of stellacure, net of tax	--	(889,789)
Net loss from discontinued operation	--	(1,100,601)
Net Loss	(2,978,886)	(3,495,259)
Loss attributable to non-controlling interest	512,143	217,783
Net loss from continuing operations attributable to Cord Blood America	(2,466,743)	(3,277,476)

Basic loss per share
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	--	(0.00)
Net basic earnings per share	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	747,129,414	252,661,081

Net loss	$(2,978,886)	$(3,495,259)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	268,960	108,866
Total comprehensive loss	$(2,709,926)	(3,386,393)
Total comprehensive loss attributable to Cord Blood America	$(2,709,926)	$(3,386,393)

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total

Balance at December 31, 2011	138,804,403	$635,985	$47,736,445	$(599,833)	33,001	$(48,761,688)	77,254	$(878,336)
Shares issued for services	759,697	76	45,830					45,906
Issuance of Common Stock for Debt Conversion	236,670,308	23,667	1,852,451					1,876,118
Fractional Share Adjustment		4						4
Stock Option Expense			41,939					41,939
Derivative Adjustment			1,194,368					1,194,368
Consolidated Net Loss						(3,277,476)	(217,783)	(3,495,259))
Comprehensive Income					108,866			108,866
Deconsolidation of Stellacure						820,471	802,850	1,623,321
Ending Balance at December 31, 2012	376,234,408	$659,732	$50,871,033	$(599,833)	$141,867	$(51,218,693)	$662,321	$516,427)
Adjustment on Common Stock for the Stock Split		(622,109)	622,109
Issuance of Common Stock for Debt Conversion	513,765,592	51,377	1,771,829					1,823,206
Consolidated Net Income						(2,466,743)	(512,143)	(2,978,886)
Comprehensive Income					286,960			286,960

Ending Balance December 31, 2013	890,000,000	$89,000	$53,264,971	$(599,833)	$410,827	$(53,685,436)	$150,178	$(370,293)

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

	YEAR -ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,978,886)	$(3,495,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	--	1,100,601
Shares issued relating to services, net	--	41,652
Shares issued to employees, directors and consultants	--	4,250
Amortization of loan discount	1,267,725	1,066,119
Impairment of Vidaplus investment	123,263	204,099
Depreciation and amortization	787,329	792,717
Stock option expense	--	41,957
Change in value of derivative liability	189,562	(36,036)
Change in value of contingent consideration	--	(190,000)
Interest forgiven on notes payable	--	(117,626)
Shares issued as payment of interest on convertible notes	--	173,813
Bad debt	25,367	554,449
Changes in accounts receivable	(197,215)	--
Changes in other current assets	(51,028)	--
Accrued interest on related party receivables	--	33,400
Changes in inventory	(66,642)	--
Changes in deferred tax asset	17,135	--
Changes in prepaid	(386,417)	--
Changes in accounts payable	116,541	--
Changes in accrued expenses	570,683	--
Changes in accrued interest	315,033	--
Changes in deferred revenue	763,671	--
Net change in operating assets and liabilities	--	(25,878)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	496,121	81,458

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(142,597)	(309,353)
Loan receivable issued to VidaPlus		(93,983
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(142,597)	(403,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable, related party	--	1,545,000
Repayment of notes payable, related party	--	(1,117,731)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	427,269

CASH FLOW FROM DISCONTINUED OPERATIONS
Operating cash flows	--	(1,974)
Investing cash flows	--	--
Financing cash flows	--	--
NET CASH USED IN DISCONTINUING OPERATIONS	--	(1,974)
Foreign currency translation	(38,596)	108,866
NET INCREASE IN CASH	314,927	212,282

Cash balance at beginning of year	$393,832	$181,550
Cash balance at end of year	$708,760	$393,832

Cash paid for taxes	--	--
Cash paid for interest	$77,879	$2,080
Shares issued for convertible notes	$1,823,206	$1,876,119

See the accompanying notes to consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

In March 2011, CBAI purchased a majority interest in Stellacure GmbH, a company providing private cord blood processing and storage services to families in Germany, Spain and Italy. On September 28, 2012, the Company sold its ownership interest in Stellacure, and the results of Stellacure and its disposal are reported as discontinued operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.26 million as of December 31, 2013. In addition, CBAI has notes and loans payable of approximately $1.44 million as of December 31, 2013. The Company has no available common stock outstanding as of December 31, 2013, and as such, the Company may not be able to issue common stock to retire debt until such time as the shareholders approve an increase in the number of shares authorized. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past six quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the year ended December 31, 2013 the Company had positive cash flow from operations of $0.49 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Cash

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions.

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood and cord tissue, other tissue procurement services and whole cord blood collection. Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 in addition to the acquisition of Biocordcell in 2010 (Note 3). During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense for the years ended December 31, 2013 and 2012 was $636,383 and $631,759 respectively

Impairment of Long-Lived Assets

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

Equity Investments

Cord had a non-controlling equity investment in ViviCells International, Inc., a privately held company in the business of providing cord blood stem cell and adult peripheral blood stem cell preservation services. The Company utilized the equity method of accounting as it owned more than 20% of the outstanding common stock and had the ability to exercise significant influence over this company. As such, the investment was carried at cost less Cord's proportionate share of ViviCells net loss for the period since investment. During 2011 the Company foreclosed on and acquired all the assets of Neocells, a subsidiary of ViviCells, as satisfaction on the outstanding receivable from ViviCells. There is no remaining investment in ViviCells as of December 31, 2012 because of this action.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2013, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operation and comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year end December 31, 2012, the Company recognized $112,191 of franchise revenue.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2013.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2013 and 2012. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2007 and by the IRS for years through 2008.

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 11. On January 1, 2006, the Company adopted the provisions of ASC 718 (previously SFAS 123(R), “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options.

Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average common shares outstanding 747,129,414 and 252,661,081 for the years ended December 31, 2013 and December 31, 2012, respectively. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$708,760	$--	$--	$708,760

Derivative liability	--	--	(359,407)	(359,407)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.12% to 0.51%
Expected life	1 year or less
Dividend Yield	0%
Volatility	130% to 165%

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$393,832	$--	$--	$393,832

Derivative liability	--	--	(354,654)	(354,654)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.12% to 0.51%
Expected life	0 to 4 years
Dividend Yield	0%
Volatility	0% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$973,679
Change in value of derivative	(36,017)
Creation of Instrument	609,361
Reclassification to equity	(1,194,368)
Value at December 31, 2012	$354,654
Change in value of derivative	189,562
Value at December 31, 2013	$359,407

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

The Company was involved in a dispute with the shareholders of BioCells from whom the Company purchased its ownership stake in BioCells (the "Sellers") over the amount of the 2011 earn-out to be paid to Sellers based on the interpretation of the terms of the agreements relevant to the aforementioned purchase. As of June 22, 2012, the Company entered into an Agreement with the Sellers. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of BioCells, the Company has paid the total cash amount due of $60,000 as of December 31, 2012 and there have been no earned portion of Company’s dividends paid to Sellers for fiscal year 2013.

Note 4. Property and Equipment

At December 31, 2013, property and equipment consists of:

	Useful Life (Years)	2013	2012

Furniture and fixtures	1-5	$95,780	$99,820
Computer equipment	5	156,882	154,501
Laboratory Equipment	1-5	493,515	490,874
Freezer equipment	7-15	362,830	360,024
Leasehold Improvements	5	204,727	232,494
		1,306,103	1,337,713
Less: accumulated depreciation and amortization		(655,962)	(536,145)
		$653,772	$801,568

For the years ended December 31, 2013 and 2012, depreciation expense totaled $150,945 and $160,958 respectively.

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

In conjunction with the disposition of Stellacure, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations. Additionally, the cash flows from Stellacure are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

Note 6. Accrued Expenses

The components of accrued expenses at December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Accrued Biocordcell investment	--	--
Other accrued expenses	1,114,781	776,636
	$1,117,781	$776,636

Note 7. Notes and Loans Payable, and Derivative Liabilities
At December 31, 2013 and December 31, 2012, notes and loans payable consist of:

	December 31, 2013	December 31, 2012

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	$ 248,039	$ 808,220
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 14, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before December 27, 2012	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 6, 2013	--	25,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 20, 2013	--	50,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before January 27, 2013	--	20,000
Convertible Note to Tangiers Investors, 10% per annum; due on or before February 3, 2013	--	20,000
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000

	1,500,039	2,225,220
Less: Unamortized Discount	(58,704)	(476,031)
	$1,441,335	$1,749,189

Note 8. Investment and Notes Receivable, Related Parties

At December 31, 2013 and 2012, notes receivable consist of:

	2013	2012
Convertible Note Receivable from China Stem Cells, Ltd, related party, has 7% annual interest, payable semi-annually through December 10, 2011, annual principal and interest payments of $33,438 from December 10, 2012 through December 10, 2016, when the note matures, and collateralized by a debt of share charge.	--	--

Note Receivable from VidaPlus pledged by samples convertible into shares after 12 months at company’s discretion and upon notice required by agreement	--	123,262

Investment in VidaPlus.	--	--

	$--	$123,262

During the year ended December 31, 2012, the Company converted $174,00 of the Vidaplus note receivable into equity. The Company also recorded a reserve for the entire balance of the note receivable from China Stem Cells, Ltd., and $123,263 of the balance of the note receivable from Vidaplus. In addition, the Company fully impaired its equity investment in Vidaplus during the year ended December 31, 2012, and fully impaired its note receivable from VidaPlus during the year ended December 31, 2013..

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

As of December 31, 2013 the balance due to St. George Investments was $248,039 in principal and $8,735 in accrued interest.

The Company Note, Warrant and related documentation, including any amounts owed by the Company to St. George based thereon, are in dispute and are the subject of litigation, as described more fully in Note 15. Legal Proceedings.

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

As of December 31, 2013, the amount owed to Tonaquint was $1,252,000 of principal and $320,420 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

The Company Note, Purchase Agreement and other related documents, including any amounts owed by the Company to Tonaquint based thereon, are in dispute and are the subject of litigation, as described more fully in Note 15. Legal Proceedings.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owns a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus as described more fully in Note 17. Subsequent Events.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2013, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earn out. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholders’ dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. There were no shareholder dividends earned or paid for the 2012 and 2013 fiscal years. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale. As a result of this Agreement with the Sellers of BioCells, the Company has paid the total cash amount due of $60,000 as of December 31, 2012 and there have been no earned portion of Company’s dividends paid to Sellers for fiscal years 2012 and 2013.

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

Operating Leases

CBAI and its subsidiaries lease office space in Las Vegas, NV under a non-cancelable operating lease expiring in 2014. The lease for the facility in Las Vegas has two options to renew for an additional five years each, extending the term to 2024.  On January 21, 2014, the Company amended its current lease to include an extension through September 30, 2019.  The monthly lease payments will be adjusted in accordance with the amendment, along with possible adjustments to the CAM charges and potential rent abatement associated with total lease square footage and other factors, all as set forth more fully in Note 17. Subsequent Events. CBAI's subsidiaries lease office and warehouse space in Argentina (Bio). The lease for Bio is for three years ending in April 2014. Commitments for future minimum rental payments, by year, and in the aggregate, to be paid (and received) under such operating leases as of December 31, 2013, are as follows:

Rent to be paid
2014	103,454
Total	$103,454

Total rent expense for 2013 and 2012 under the operating leases amounted to $232,829 and $237,390 respectively.

Note 10. Related Party Transactions and Commitments

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

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries. CBAI has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company has recorded a reserve for the entire carrying amount of the receivable, including interest. The Company’s current President, Joseph Vicente was appointed as a Director of China Stem Cells Ltd. in July 2012

VidaPlus

The Company holds 7% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and wrote-down the net convertible loan receivable to $123,262 which the Company fully impaired the note receivable during the year ended December 31, 2013.  On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus as described more fully in Note 17. Subsequent Events.

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

The Company ceased doing business with FFGG in 2012, and has made demands for the return of its monies.  In March 2014, the Company entered into a Claim Purchase Agreement with a third party calling for payment to the Company in exchange for the Company’s claims against Frozen Food Gift Group, Inc. (“FROZ”), as set forth in a Mutual General Release described more fully in Note 17. Subsequent Events.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2013 and 2012.

The Company’s stock option activity was as follows

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2012	6,951,310	1.01	6.44
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(627,740)	-	-
Outstanding, December 31, 2012	6,323,570	1.01	5.76
Exercisable at December 31, 2012	--	.92	5.40
Forfeited/Expired	(752,740)	-	-
Outstanding, December 31, 2013	5,570,830	1.01	4.51
Exercisable at December 31, 2013	5,570,830	1.01	4.51

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,522,806	4.53	$0.83	5,522,806	$0.83
$21.00 — 30.00	30,126	1.12	25.00	30,126	25.00
$31.00— 51.00	17,898	4.51	31.21	17,898	31.21
	5,570,830	4.51	$1.01	5,570,830	$1.01

A summary of the activity for unvested employee stock options as of December 31, 2013 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Weighted Average Grant Date Fair Value per Share
	2013	2012	2013	2012
Non-vested at January 1, 2012 and 2013	150,685	929,056	$0.39	$0.39
Granted	---	---	--	--
Vested	150,685	150,370	--
Exercised	---	---	--	--
Cancelled	--	627,740	--	--
Pre-vested forfeitures	---	---	--	--
Non-vested at December 31, 2012	--	150,685	$0.33	$0.33

Note 12. Warrant Agreements

On March 10, 2011 the Company issued a Promissory Note for $1,105,000 to St. George Investments along with 1,392,354 five year warrants at $0.01 per share.

The Company has not issued any warrants since January 1, 2012.

The following table summarizes the warrants outstanding and exercisable at December 31, 2013 (post split):

	WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
	1,392,354	$0.01	03/10/2016
Total	1,392,354

Note 13. Income Tax

As of December 31, 2013, the Company had net operating loss of $3,040,731 that may be available to reduce future years’ federal taxable income through 2032. Future tax benefits for Cord Blood America which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards. However, the future tax benefits for Biocordcell which may arise as a result of these losses have been recognized in these consolidated financial statements, as their realization is determined likely to occur and accordingly, the Company has recorded the deferred tax asset relating to these tax loss carryforwards of $61,845.

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate and 35% Argentina corporate tax rate to income before taxes to income tax expense is as follows December 31, 2013:

2013

Deferred tax assets:
Net operating loss	$(3,040,731)

Total deferred tax assets	$(1,132,760)
Less: valuation allowance	1,070,915
Net deferred tax assets	$61,845

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

During the year ended December 31, 2012, the Company issued 237,430,005 shares of common stock to retire $1,876,119 of principal an interest of convertible debt which has a fair market value of $3,070,486.

During the year ended December 31, 2013, the Company issued 513,765,592 shares of common stock to retire $776,502 of principal and interest in convertible debt which had a fair market value of $1,823,206.

As of December 31, 2013 CBAI had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 15.  Legal Proceedings

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint (the “Complaint”) in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively ”Defendants”), along with summonses in connection therewith, case number 2:13-cv-00806-PMW (the “Action”). The Company brought the Action against the Defendants alleging Fraud in the Inducement, Breach of Agreement, Breach of Implied Covenant of Good Faith and Fair Dealing and Unjust Enrichment.  In particular, among other things, the Complaint alleges that Defendants have fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations including but by no means limited to: (i) representing that the Tonaquint Note would be consecutively amortized with the March 10, 2011 Secured Convertible Promissory Note issued to St. George by the Company (“St. George Note”), and that these would not become due and owing simultaneously, and (ii) that the St. George Note would be replaced by an amended note to be paid off according to a set amortization schedule.

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

Subsequently, on September 25, 2013, Defendants each filed their Answer and Counterclaim in the Action.  In their Counterclaims, Defendants allege causes of action against the Company for Breach of the March 10, 2011 Note and Warrant Purchase Agreement between St. George and the Company (“SGI Purchase Agreement”), Breach of the Tonaquint Purchase Agreement and Tonaquint Note, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Unjust Enrichment. Defendants claim that the Company purportedly breached the SGI Purchase Agreement, Tonaquint Purchase Agreement, and Tonaquint Convertible Note, by, among other things, failing to maintain a share reserve, failing to increase the number of authorized shares, failing to call or hold a meeting to increase the authorized shares of Common Stock of the Company, and failing to make installment payments under the Tonaquint Convertible Note.  Defendants seek relief in the form of damages in an unspecified amount and an order from the Court requiring the Company to establish and maintain a share reserve for the benefit of the Defendants, along with costs, attorneys’ fees and such other relief as the Court deems just and proper. On October 15, 2013, the Company filed its Reply to Counterclaim.

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

Note 16. Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. The Company generates revenues related to the processing and preservation of umbilical cord blood and cord tissue. The Company’s long lived assets are located in, and substantially all of its revenues are generated from the United States of American and Argentina.

The table below presents certain financial information by business segment for the year ended December 31, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Consolidated Total

Revenue from External Customers	$3,821,667	$2,153,317	$5,974,984	$--	$5,974,984
Interest & Derivative Expense	1,772,107	122,368	1,894,475		1,894,475
Depreciation and Amortization	541,808	245,521	787,329		787,329
Segment Income (Loss)	(1,954,599)	(1,024,286)	(2,978,885)		(2,978,8786)
Segment Assets	$4,448,580	$1,585,835	$6,307,415	$--	$6,078,183

The table below presents certain financial information by business segment for the year ended December 31, 2012:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Consolidated Total

Revenue from External Customers	$3,817,077	$2,175,871	$5,992,948	$--	$5,992,948
Interest & Derivative Expense	1,238,573	29,509	1,268,082	(95)	1,267,987
Depreciation and Amortization	738,137	54,580	792,717	--	792,717
Segment Income (Loss)	(2,153,239)	(200,605)	(2,353,844)	(40,814)	(2,394,658)
Segment Assets	$4,668,944	$1,725,421	$6,394,365	$(42,706)	$6,351,659

Note 17. Subsequent Events

AABB Accreditation
The Company announced effective January 1, 2014, it had received its AABB accreditation for cell therapy activity associated with cord blood processing, storage and distribution.

Lease
On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas, Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments shall revert back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter  as set forth in the Amendment.  Moreover, the Landlord has the option to lease a portion of the premises currently occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount shall be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2013, are as follows:

Rent
to be paid
2014	$43,833
2015	161,481
2016	165,621
2017	169,603
2018	189,813
Thereafter	144,945
Total	$875,296

Cord Blood America, Inc. v. Tonaquint and St. George
In the action described in detail in Item 3. Legal Proceedings, on March 22, 2014, Defendants filed an Amended Counterclaim.  The Amended Counterclaim adds a claim for declaratory judgement, wherein Defendents seek that the Court declare the Security Agreement entered into by the Company and Tonaquint secured repayment for the Company’s purported obligations to both Tonaquint and St. George.

On March 21, 2014, the Company filed a Motion for Leave to File Amended Complaint and Memorandum, seeking to amend its Complaint to add an additional claim for breach of contract, as well as a claim for promissory estoppel.  No hearing date has been set for that motion.

VIDAPLUS 2007 S.L.
In accordance with the terms for Tranche 2 of the Stock Purchase Agreement between VidaPlus and CBAI entered in January 2011, on February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares to which CBAI is entitled pursuant to the conversion.  CBAI is entitled to an additional ownership stake of approximately 2.24% in connection with the foregoing, bringing its total ownership percentage to approximately 9.24%.

FROZ
Effective as of March 12, 2014 the Company entered into a Claim Purchase Agreement with a third party calling for payment by the third party to the Company in exchange for the Company’s claims against Frozen Food Gift Group, Inc. (“FROZ”), as set forth in a Mutual General Release described below (“Release”).  Payment shall be made by the third party to the Company upon the happening of certain events, provided that both parties have the right to cancel the agreement if those events have not taken place within 90 days of the effective date of the Claim Purchase Agreement.

The Company entered a Mutual General Release with FROZ effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company receives payment under the Claim Purchase Agreement as described above.