Form 10-Q
period 2014-03-31
Cord Blood America, Inc.
filed 2014-05-15
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of March 31, 2014, 890,000,000 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$802,496	$708,760
Accounts receivable, net of allowance for doubtful accounts of $93,123 and $88,551	214,546	155,661
Prepaid expenses	163,989	410,276
Other current assets	318,592	378,805
Total current assets	1,499,623	1,653,502
Property and equipment, net $689,573 and $655,962	641,783	653,772
Customer contracts and relationships, net $3,998,300 and $3,850,401	3,345,000	3,492,899
Other assets	27,422	33,957
Goodwill	244,053	244,053
Total assets	$5,757,881	$6,078,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$523,314	$592,844
Accrued expenses	1,046,857	1,114,781
Deferred revenue	2,211,870	2,245,132
Derivative liability	388,507	359,407
Interest on promissory notes	420,478	332,155
Promissory notes payable, net of unamortized discount of $16,227 and $58,702	1,495,303	1,441,335
Total current liabilities	6,086,329	6,085,654
Deferred revenue (long term portion)	353,790	362,822
Total liabilities	6,440,119	6,448,476

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 890,000,000 and 890,000,000 shares issued and outstanding, inclusive of treasury shares	89,000	89,000
Additional paid-in capital	53,264,971	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated other comprehensive income	604,362	410,827
Accumulated deficit	(54,122,144)	(53,685,436)
Total Cord Blood America stockholders’ deficit	(723,614)	(520,470)
Non-controlling interest	41,376	150,178
Total deficit	(682,238)	(370,293)
Total liabilities and deficit	$5,757,881	$6,078,184

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2014	2013

Revenue	$1,415,526	$1,452,138
Cost of services	(439,247)	(439,985)
Gross profit	976,279	1,012,153
Administrative and selling expenses	(1,322,478)	(1,107,077)
Income (loss) from operations	(346,199)	(94,924)
Interest expense and change in derivative liability	(199,282)	(492,996)
Net loss from continuing operations before provision for income taxes	(545,481)	(587,920)
Income taxes	--	--

Net Loss from continuing operations after provision for income taxes	(545,481)	(587,920)
Net Loss	(545,481)	(587,920)
Net loss attributable to non-controlling interest	108,802	36,874
Net loss attributable to Cord Blood America	$(436,679)	(551,046)

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)
Net basic earnings per share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,000	503,603,412
Net loss before income taxes	$(545,481)	$(587,920)
Other comprehensive income (loss)
Foreign currency translation adjustments	(233,534)	34,867
Other comprehensive income, (loss) net of tax	(233,534)	34,867
Comprehensive loss	(799,015)	(553,053)
Non-controlling interest	108,802	36,874
Comprehensive loss attributable to Cord Blood America	(670,213)	(576,179)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	THREE-MONTH PERIOD ENDED MARCH 31, 2014	THREE-MONTH PERIOD ENDED MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(545,481)	$(587,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan discount	53,968	143,521
Depreciation and amortization	181,141	193,397
Change in value of derivative liability	29,100	256,394
Shares issued as payment of interest on convertible notes	--	47,611
Bad debt	943	5,965
Changes in accounts receivable	(190,205)	--
Changes in other current asset	3,226	--
Changes in deferred tax asset	12,386	--
Changes in prepaid	85,293	--
Changes in accounts payable	81,556	--
Changes in accrued expense	111,539	--
Changes in accrued interest	88,323	--
Changes in deferred revenue	310,645	--
Net change in operating assets and liabilities	--	35,135
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	222,434	94,103

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(118,481)	(129,160)
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(118,481)	(129,160)

Foreign currency translation	(10,217)	34,867
NET INCREASE (DECREASE) IN CASH	4,735	(190)

Cash balance at beginning of period	$708,760	$393,832
Cash balance at end of period	$802,496	$393,642
Supplemental Disclosures
Interest Paid	$--	$--
Summary of non-cash transactions
Conversion of debt into common shares	$--	$410,910

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $54.12 million as of March 31, 2014. In addition, CBAI has notes and loans payable of approximately $1.49 million as of March 31, 2014. The Company has no available common stock outstanding as of March 31, 2014, and as such, the Company may not be able to issue common stock to retire debt until such time as the shareholders approve an increase in the number of shares authorized. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past eight quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the quarter ended March 31, 2014 the Company had positive cash flow from operations of $0.22 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Basis of Consolidation
The consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord and Biocordcell Argentina S.A. All significant inter-company balances and transactions have been eliminated upon consolidation

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2014, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operation and comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the quarter ended March 31, 2014, the Company did not recognize any franchise revenues.

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

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in Vivicells. As of December 31, 2013, the Company recognized an impairment loss on the Vidaplus investments and notes receivable, and wrote-down its equity interest and notes receivable value to $0.

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

The following table summarizes fair value measurements by level at March 31, 2014 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$802,496	$—	$—	$802,496

Derivative liability	$—	$—	$(388,507)	$(388,507)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0 to 0.13%
Expected life	0 to 1 years
Dividend Yield	0%
Volatility	0% to 112%

The following is a reconciliation of the derivative liability:

Value at December 31, 2013	$359,407
Change in value of derivative	$29,100
Value at March 31, 2014	$388,507

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 amends Accounting Standards Codification ("ASC") 220, Comprehensive income ("ASC 220"), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for the Company's interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity's investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for the Company prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Note 3. Notes and Loans Payable

At March 31, 2014 and December 31, 2013 notes and loans payable consist of:

	March 31, 2014	December 31, 2013

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	259,530	259,530
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000
(See Item 1. Legal Proceedings as described more fully)
	1,511,530	1,511,530
Less: Unamortized Discount	(16,227)	(70,195)
	$1,495,303	$1,441,335

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

As of March 31, 2014 the balance due to St. George Investments was $259,530 in principal and $24,563 in accrued interest.

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

The Company Note was issued June 27, 2012 and is due 20 calendar months after the issuance date. The Company Note has an interest rate of 6.0%, which would increase to a rate of 18.0% on the happening of certain Events of Default (defined in the Company Note), including but not limited to: failure to pay and the failure by the Company or its transfer agent to deliver Conversion Shares (defined in the Company Note) within 3 Trading Days of the Company’s receipt of a Conversion Notice (defined in the Company Note). Tonaquint has claimed an interest rate of 18%, which is being disputed by the Company. The total amount funded in cash at closing was $1,120,000, representing the principal amount less an original issue discount of $112,000 and the payment of $20,000 to Tonaquint to cover its fees.

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

As of March 31, 2014, the amount owed to Tonaquint was $1,252,000 of principal and $395,915 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owns a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of March 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

Commitments and Contingencies

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

As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earn out. Under the Agreement, the Company was to pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers will collect the Company’s portion of BioCells shareholders’ dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. There were no shareholder dividends earned or paid for the 2012 and 2013 fiscal years. Also, since BioCells was not sold before April 2014, certain thresholds for purchase price and payment were not met or exceeded, and the Sellers did not receive compensation. As a result of this Agreement with the Sellers of BioCells, the Company has paid the total cash amount due of $60,000 as of December 31, 2012 and there have been no earned portion of Company’s dividends paid to Sellers for fiscal years 2012 and 2013.

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

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas, Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments shall revert back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment.  Moreover, the Landlord has the option to lease a portion of the premises currently occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount shall be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable.  CBAI’s subsidiary leases office space in Argentina, (Bio).  The lease for Bio is for three years beginning in May 2014, and Bio shall receive rent abatement for May and June of 2014.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of March 31, 2014, are as follows:

Rent
to be paid
2014	$169,083
2015	232,064
2016	244,943
2017	199,109
2018	189,842
Thereafter	153,902
Total	$1,188,943

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

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries. CBAI has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company has recorded a reserve for the entire carrying amount of the receivable, including interest. The Company’s current President, Joseph Vicente was appointed as a Director of China Stem Cells Ltd. in July 2012.

VidaPlus

The Company holds 7% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and convertible loan receivable.

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

The Company entered into a Release with FFGG effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company received payment under the Claim Purchase Agreement, entered as of March 12, 2014 with a third party to the Company in exchange for the Company’s claims against FFGG.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended March 31, 2014.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2013	6,323,570	1.01	5.76
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	627,740	-	-
Outstanding, December 31, 2013	5,570,830	1.01	4.51
Exercisable at December 31, 2013	5,570,830	1.01	4.51
Forfeited/Expired	-	-	-
Outstanding, March 31, 2014	5,570,830	1.01
Exercisable at March 31, 2014	5,570,830	1.01	4.26

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,522,806	4.28	$0.83	5,522,806	$0.83
$21.00 — 30.00	30,126	0.87	25.00	30,126	25.00
$31.00— 51.00	17,898	4.26	31.21	17,898	31.21
	5,570,830	4.26	$1.01	5,570,830	$1.01

A summary of the activity for unvested employee stock options as of March 31, 2014 and changes during the period presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2014	--	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at March 31, 2014	--	0.39

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

The following table summarizes the warrants outstanding and exercisable at March 31, 2014 (post split):

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

As of March 31, 2014 CBAI had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$919,508	$496,018	1,415,526	$--	$1,415,526
Interest & Derivative Expense	171,391	27,891	199,282	--	199,282
Depreciation and Amortization	134,199	46,942	181,141	--	181,141
Segment Income (Loss)	(327,877)	(217,604)	(545,481)	--	(545,481)
Segment Assets	$4,404,627	$1,609,734	6,014,361	$(256,480)	$5,757,881

The table below presents certain financial information by business segment for the three months ended March 31, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$934,947	$517,191	$1,452,138	$--	$1,452,138
Interest & Derivative Expense	488,668	4,328	492,996	--	492,996
Depreciation and Amortization	180,561	12,836	193,397	--	193,397
Segment Income (Loss)	(514,173)	(73,747)	(587,920)	--	(587,920)
Segment Assets	$4,643,277	$1,775,924	$6,419,201	$(43,998)	$6,375,203

Note 10. Subsequent Events

Frozen Food Gift Group
Effective as of March 12, 2014 the Company entered into a Claim Purchase Agreement with a third party calling for payment by the third party to the Company in exchange for the Company’s claims against Frozen Food Gift Group, Inc. (“FFGG”), as set forth in a Mutual General Release described below (“Release”).  Payment was made by the third party to the Company on or around April 1, 2014.

The Company entered the Release with FFGG effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company received payment under the Claim Purchase Agreement as described above, which payment was made as mentioned above.

Litigation versus Tonaquint, Inc. and St. George Investments, LLC

As stated in Item 1. Legal Proceedings, on March 21, 2014, the Company filed a Motion for Leave to File Amended Complaint and Memorandum in the Action, seeking to amend its Complaint to add an additional claim for breach of contract, as well as a claim for promissory estoppel against Defendants.  On May 6, 2014 the Court granted the Company’s Motion, and the Company filed its First Amended Complaint and Jury Demand on May 7, 2014.

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

The following information should be read in conjunction with the Company’s March 31, 2014 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments During the Quarter

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

Cord Blood America, Inc. v. Tonaquint and St. George
In the action described in detail in Item 1. Legal Proceedings, on March 22, 2014, Defendants filed an Amended Counterclaim.  The Amended Counterclaim adds a claim for declaratory judgment, wherein Defendants seek that the Court declare the Security Agreement entered into by the Company and Tonaquint secured repayment for the Company’s purported obligations to both Tonaquint and St. George.

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

Frozen Food Gift Group
Effective as of March 12, 2014 the Company entered into a Claim Purchase Agreement with a third party calling for payment by the third party to the Company in exchange for the Company’s claims against Frozen Food Gift Group, Inc. (“FFGG”), as set forth in a Mutual General Release described below (“Release”).  Payment shall be made by the third party to the Company upon the happening of certain events, provided that both parties have the right to cancel the agreement if those events have not taken place within 90 days of the effective date of the Claim Purchase Agreement.

The Company entered a Mutual General Release with FFGG effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company receives payment under the Claim Purchase Agreement as described above.

Summary and Outlook of the Business

CBAI is primarily an umbilical cord blood stem cell and cord tissue processing and storage company with a particular focus on the acquisition of customers in need of family based products and services.

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

Results of Operations for the Three-Months Ended March 31, 2014

For the three months ended March 31, 2014, total revenue decreased to approximately $1.42 million from $1.45 million, a decrease of 3% over the same period of 2013. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The processing fees decreased approximately 14%, and the recurring revenues increased approximately 11% for the three months ended March 31, 2014 versus the prior comparative period of 2013. The remaining revenue consisted primarily of tissue related sales which decreased 31% from prior comparative period. Per segment, Cord had an decrease of its total revenues of 2%, and Bio decreased its revenues 4% over the same period ending March 31, 2014. Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue increased to 31% for the period ended March 31, 2014 compared to 30% the same prior period of 2013. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.04 million or 4% to approximately $1.0 million for the period ending March 31, 2014 from the prior three month period of 2013. The Company anticipates that through the growth and expansion of its Cord business, seasonal adjustments and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should continue to improve.

Administrative and selling expenses for the three months ended March 31, 2014 were $1.32 million as compared to $1.11 million for the comparative period of 2013 representing a 19% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel. Professional services, primarily legal fees related to the Company complaint against Tonaquint and St. George, were a major contributor for the increase in administrative and selling expenses. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending March 31, 2014, depreciation and amortization was approximately $0.18 million versus $0.19 million for the prior comparative period of 2013.

The Company’s loss from operations was $0.35 million versus a loss of $0.10 million for the comparative period. The Company’s net loss was $0.43 million for the period ended March 31, 2014, a decrease of approximately 21% compared to the comparative period net loss of $0.55 million.

Liquidity and Capital Resources

Total assets at March 31, 2014 were $5.75 million, compared to $6.07 million at December 31, 2013. Total liabilities at March 31, 2014 were $6.44 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.49 million, $0.52 million and $2.21 million respectively. At December 31, 2013, total liabilities were $6.45 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.44 million, $0.59 million and $ 2.24 million respectively.

For the period ending March 31, 2014, the company had $0.80 million in cash, an increase of 104% from the prior comparative period total of $0.39 million. The Company currently collects cash receipts from operations through Cord and its subsidiary, Bio-cells. During the three month period ended March 31, 2014 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the three month period ending March 31, 2014 was $0.22 million, versus $0.09 million provided from the prior comparative period of 2013, an improvement of $0.13 million. Net cash used in investing activities decreased by $0.01 million. Net cash provided by financing activities were $0.00, the same as the prior comparative period ending March 31, 2013. The Company did not have any financing activities during three month period ending March 31, 2014, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past eight quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, the Company could be forced to curtail or possibly cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2014. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 22, 2014, Defendants filed an Amended Counterclaim.  The Amended Counterclaim added a claim for declaratory judgment, wherein Defendants seek that the Court declare the Security Agreement entered into by the Company and Tonaquint secured repayment for the Company’s purported obligations to both Tonaquint and St. George.

On March 21, 2014, the Company filed a Motion for Leave to File Amended Complaint and Memorandum, seeking to amend its Complaint to add an additional claim for breach of contract, as well as a claim for promissory estoppel.

The Company intends to vigorously pursue its claims and defend itself against Defendants' counterclaims, and will continue to take legal action to protect the interests of the Company and its shareholders.

ITEM 1A.  RISK FACTORS

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended March 31, 2014.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $0.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). Pursuant to conversions made by St. George under the above-described notes in 2013, the Company issued 397,657,686 total shares to St. George to retire $776,502 of principal and interest in convertible debt which had a fair market value of $1,350,130. The principal balance due on the Note was $248,039 as of March 31, 2014.

Repurchase of Shares

The Company did not repurchase any of its shares during the quarter ended March 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Tonaquint, Inc. claims events of default on the Secured Convertible Promissory Note dated June 27, 2012 issued to the Company.  The alleged events of default include a purported failure of the Company to increase the number of authorized shares and an alleged failure of the Company to deliver pre-installment conversion shares. The Company disputes Tonaquint's claims of default, which are the subject of litigation, as described more fully in Item 1. Legal Proceedings.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(6)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (15)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (21)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (17)

10.3	Lease for Las Vegas Facility (9)

10.4	2011 Flexible Stock Option Plan (15)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (7)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (8)

10.7	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (10)

10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)

10.9	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (12)

10.10	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (13)

10.11	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (17)

10.12	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (18)

10.13	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(19)

10.14	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (19)

10.15	Employment Agreement between the Company and Stephen Morgan (20)

10.16	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (22)

10.17	On August 30, 2013 Cord Blood America, Inc. filed a complaint against St. George Investments, LLC and Tonaquint, Inc. (23)

10.18
On September 25, 2013, St. George Investments, LLC. and Tonaquint, Inc. filed an Answer and Counterclaim against Cord Blood America, Inc.  Additionally, Cord Blood America, Inc. received a Notice of Disposition of Collateral to sell its assets at a public auction.  (24)

10.19	On October 18, 2013, Cord Blood America, Inc. received from Tonaquint, Inc. a Notice of Cancellation to sell the Company assets. (25)

10.20
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (26)

10.21	Amended lease for Las Vegas facility (27)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(5) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(6) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(7) Filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2009

(8) Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(9) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(10) Filed as an exhibit to Current Report on Form 10Q filed on May 5, 2010

(11) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(12) Filed as an exhibit to Current Report on Form 8-K filed on September 24, 2010

(13) Filed as an exhibit to Current Report on Form 8-K filed on March 21, 2011

(14) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(15) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(16) Filed as an exhibit to Current Report on Form 8K filed on September 12, 2011

(17) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(18) Filed as an exhibit to Current Report on Form 8-K filed on June 25, 2012

(19) Filed as an exhibit to Current Report on Form 8-K filed on July 6, 2012.

(20) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(21) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(22) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(23) Filed as an exhibit to Current Report on Form 8K filed on September 3, 2013

(24) Filed as an exhibit to Current Report on Form 8K filed on October 1, 2013

(25) Filed as an exhibit to Current Report on Form 8K filed on October 22, 2013

(26) Filed as an exhibit to Current Report on Form 8K filed on January 10, 2014

(27) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: May 15, 2014	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)