Form 10-Q
period 2014-06-30
Cord Blood America, Inc.
filed 2014-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of June 30, 2014, 890,000,000 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$701,880	$708,760
Accounts receivable, net of allowance for doubtful accounts of $93,123 and $88,551	268,942	155,661
Prepaid expenses	323,973	410,276
Other current assets	271,142	378,805
Total current assets	1,565,936	1,653,502
Property and equipment, net of accumulated depreciation and amortization of $729,771 and $655,962	612,541	653,772
Customer contracts and relationships, net of accumulated amortization of $4,140,867 and $3,850,401	3,199,767	3,492,899
Other assets	25,082	33,957
Goodwill	244,053	244,053
Total assets	$5,647,380	$6,078,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$591,019	$592,844
Accrued expenses	1,197,611	1,114,781
Deferred revenue	2,156,850	2,245,132
Derivative liability	953,747	359,407
Interest on promissory notes	506,083	332,155
Promissory notes payable, net of unamortized discount of $15,651 and $126,041	1,495,879	1,441,335
Total current liabilities	6,901,189	6,085,654
Deferred revenue (long term portion)	345,360	362,822
Total liabilities	7,246,549	6,448,476

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 890,000,000 shares issued and outstanding, inclusive of treasury shares	89,000	89,000
Additional paid-in capital	53,264,971	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated other comprehensive income	654,104	410,827
Accumulated deficit	(54,967,872)	(53,685,436)
Total cord blood stockholders’ deficit	(1,559,360)	(520,470)
Non-controlling interest	(39,539)	150,178
Total deficit	(1,599,169)	(370,293)
Total liabilities and deficit	5,647,380	6,078,184

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2014	2013

Revenue	$2,951,401	$2,940,221
Cost of services	(912,561)	(914,085)
Gross profit	2,038,840	2,026,136
Administrative and selling expenses	(2,630,170)	(2,277,792)
Loss from operations	(591,329)	(251,656)
Interest expense and change in derivative liability	(880,825)	(799,352)
Other expenses	--	(44,227)
Net loss from continuing operations before provision for income taxes	(1,472,155)	(1,095,235)
Income Taxes	--	--
Net loss from continuing operations after provision for income taxes	(1,472,155)	(1,095,235)
Net loss	(1,472,155)	(1,095,235)
Net loss attributable to non-controlling interest	189,717	141,203
Net loss attributable to Cord Blood America	(1,282,437)	(945,032)
Basic loss per share
Continuing operations	(0.00)	(0.00)
Net basic loss per share	(0.00)	(0.00)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,00	616,688,648
Net loss before income taxes	(1,472,155)	(1,095,235)
Other comprehensive income:
Foreign currency translation adjustments	243,277	75,088
Comprehensive loss	(1,288,878)	(1,020,147)
Non-controlling interest	189,717	141,203
Comprehensive loss attributable to Cord Blood America	$(1,099,161)	$(878,944)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2014	2013

Revenue	$1,535,875	$1,488,083
Cost of services	(473,314)	(474,100)
Gross profit	1,062,561	1,013,983
Administrative and selling expenses	(1,307,692)	(1,170,715)
Loss from operations	(245,131)	(156,732)
Interest expense and change in derivative liability	(681,543)	(306,356)
Other expenses	--	(44,227)
Net loss from continuing operations before provision for income taxes	(926,674)	(507,315)
Income taxes	--	--
Net loss from continuing operation after provision for income taxes operations:	$(927,674)	$(507,315)
Net loss attributable to non-controlling interest	80,915	104,329
Net loss attributable to Cord Blood America	$(845,759)	$(402,986)

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Net basic loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding

Basic weighted average common shares outstanding	890,000,000	728,174,009
Net loss before income taxes	$(926,674)	$(507,315)
Other comprehensive income before tax:
Foreign currency translation adjustments	9,743	40,221
Comprehensive loss	(916,932)	(467,094)
Non-controlling interest	80,915	104,329
Comprehensive loss attributable to Cord Blood America	$(836,016)	$(362,765)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(1,472,155)	$(1,095,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan discount	72,370	280,813
Depreciation and amortization	364,275	385,804
Change in value of derivative liability	594,340	--
Change in value of contingent consideration	--	309,684
Shares issued as payment of interest on convertible notes	--	57,030
Bad debt	943	12,518
Net change in operating assets and liabilities	--	320,033
Changes in accounts receivable	(254,830)	75,088
Changes in other current assets	104,638	--
Changes in inventory	(52,211)	--
Changes in deferred tax asset	11,993	--
Changes in prepaid	20,983	--
Changes in accounts payable	45,854	--
Changes in accrued expense	274,564	--
Changes in accrued interest	156,102	--
Changes in deferred revenue	260,677	--

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	127,543	345,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(128,712)	(126,531)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(128,712)	(126,531)

Foreign currency translation	(5,710)	40,221
NET INCREASE IN CASH	(6,879)	219,204

Cash balance at beginning of period	$708,760	$393,832
Cash balance at end of period	$701,880	$613,036
Supplemental Disclosures
Interest Paid	$--	$--
Summary of non-cash transactions:
Conversion of debt into common shares	$	$410,910

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

Note 1.  Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specialize in providing private cord blood and cord tissue stem cell storage services to families throughout the United States and Puerto Rico.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $54.97 million as of June 30, 2014. In addition, CBAI has notes and loans payable of approximately $1.49 million as of June 30, 2014. The Company has no available common stock outstanding as of June 30, 2014, and as such, the Company may not be able to issue common stock to retire debt until such time as the shareholders approve an increase in the number of shares authorized. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past nine quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the quarter ended June 30, 2014 the Company had positive cash flow from operations of $0.13 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2014, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the quarter ended June 30, 2014, the Company did not recognize any franchise revenues.

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

Equity Investments

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents approximately 9.24% equity in Vidaplus. As of December 31, 2013, the Company recognized an impairment loss of $204,062 on the Vidaplus investments and notes receivable.

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

The following table summarizes fair value measurements by level at June 30, 2014 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$701,880	$—	$—	$701,880

Derivative liability	$—	$—	$(953,747)	$(953,747)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0 to 0.13%
Expected life	0 to 1 years
Dividend Yield	0%
Volatility	0% to 108%

The following is a reconciliation of the derivative liability:

Value at December 31, 2013	$359,407
Change in value of derivative	$594,340
Value at June 30, 2014	$953,747

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.

Note 3. Notes and Loans Payable

At June, 2014 and December 31, 2013 notes and loans payable consist of:

	June 30, 2014	December 31, 2013

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	259,530	259,530
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000
(See Item 1. Legal Proceedings as described more fully)
	1,511,530	1,511,530
Less: Unamortized Discount	(15,651)	(70,195)
	$1,495,879	$1,441,335

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

As of June 30, 2014 the balance due to St. George Investments was $259,530 in principal and $33,471 in accrued interest.

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

As of June 30, 2014, the amount owed to Tonaquint was $1,252,000 of principal and $472,607 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. CBAI holds a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI holds that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into Vidaplus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which means that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of June 30, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of June 30, 2014, are as follows:

Rent
to be paid
2014	$118,482
2015	238,981
2016	251,485
2017	209,954
2018	189,842
Thereafter	144,962
Total	$1,154,065

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

VidaPlus

The Company holds approximately 9.24% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and convertible loan receivable.

Frozen Food Gift Group, Inc.

CBAI engaged Frozen Food Gift Group, Inc. (“FFGG”) as a vendor, prepaying for $45,000 in products during the year ended December 31, 2011. The remaining balance on that account was $30,655 as of March 31, 2013, not including additional interest and fees to which the Company may be entitled. The Company’s former CEO and Chairman of the Board, Mathew Schissler who resigned effective May 14, 2012, owned 36.2% of the outstanding shares of FFGG based on an S-1 filing made by that company with the SEC on July 31, 2012, and on information and belief is FFGG’s Chairman of the Board.  CBAI’s former COO, and now President Joseph Vicente served on the Board of Directors of FFGG, but resigned effective as of January 26, 2012.

The Company entered into a Release with FFGG effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company received payment under the Claim Purchase Agreement, entered as of March 12, 2014 with a third party to the Company in exchange for the Company’s claims against FFGG.  Payment was made by a third party to the Company on or around April 1, 2014.

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

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2013	6,323,570	1.01	5.76
Exercised	-	-	-
Forfeited/Expired	627,740	-	-
Outstanding, December 31, 2013	5,570,830	1.01	4.51
Exercisable at December 31, 2013	5,570,830	1.01	4.51
Forfeited/Expired	-	-	-
Outstanding, March 31, 2014	5,570,830	1.01
Exercisable at March 31, 2014	5,570,830	1.01	4.26
Forfeited/Expired	12,000
Outstanding, June 30, 2014	5,558,830	1.01	4.01
Exercisable, June 30, 2014	5,558,830	1.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,522,806	3.78	$0.83	5,522,806	$0.75
$21.00 — 30.00	18,126	0.37	25.00	18,126	25.00
$31.00— 51.00	17,898	3.77	31.21	17,898	31.21
	5,558,830	4.26	$1.01	5,558,830	$1.01

A summary of the activity for unvested employee stock options as of June 30, 2014 and changes during the period presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2014	--	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at June 30, 2014	--	0.39

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

The following table summarizes the warrants outstanding and exercisable at June 30, 2014:

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

As of June 30, 2014 CBAI had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the six months ended June 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,938,779	1,012,622	2,951,401		2,951,401
Interest & Derivative Expense	821,667	59,158	880,825		880,825
Depreciation and Amortization	268,559	95,716	364,275		364,275
Segment Income (Loss)	(1,092,720)	(379,435)	(1,472,155)		(1,472,155)
Segment Assets	$4,270,207	1,674,332	5,944,539	(297,159)	5,647,380

The table below presents certain financial information by business segment for the three months ended June 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,019,271	516,604	1,535,875		1,535,875
Interest & Derivative Expense	650,276	31,267	681,543		681,543
Depreciation and Amortization	134,360	48,774	183,134		183,134
Segment Income (Loss)	(764,843)	(161,831)	(926,674)		(926,674)
Segment Assets	$4,270,207	1,674,332	5,944,539	(297,159)	5,647,380

The table below presents certain financial information by business segment for the six months ended June 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,883,464	1,056,757	2,940,221		2,940,221
Interest & Derivative Expense	755,688	43,664	799,352		799,352
Depreciation and Amortization	360,606	25,198	385,804		385,804
Segment Income (Loss)	(812,829)	(282,406)	(1,095,235)		(1,095,235)
Segment Assets	$4,694,666	1,801,549	6,496,215	(98,520)	6,397,695

The table below presents certain financial information by business segment for the three months ended June 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$948,517	539,566	1,488,083		1,488.083
Interest & Derivative Expense	267,020	39,336	306,356		306,356
Depreciation and Amortization	180,045	12,362	192,407		192,407
Segment Income (Loss)	(298,656)	(208,659)	(507,315)		(507,315)
Segment Assets	$4,694,666	1,801,549	6,496,215	(98,520)	6,397,695

Note 10. Subsequent Events

Secured Promissory Note

Cord Blood Caribbean, Inc. dba Banco Vida, headquartered in San Juan, Puerto Rico (“Banco Vida”) provides private cord blood, cord tissue and other tissue related services for customers primarily located in Puerto Rico, and engages the Company as its exclusive provider of laboratory processing and storage services.

Effective August 1, 2014, the Company entered into a secured promissory note with Banco Vida, whereby the Company provided a loan to Banco Vida in the amount of $75,000.

The note carries an interest rate of 8% per annum.  Banco Vida is obligated to make interest-only, monthly payments for the first twelve months, commencing thirty days from the effective date, and thereafter shall repay the entirety of the principal and accrued interest pursuant to a standard 18 month amortization schedule, with the final payment being due on or before February 1, 2017. The Note is secured by Banco Vida’s customer contracts, customer relationships and the ability to collect payments directly from Banco Vida’s customers where their umbilical cord blood and tissue samples are stored at the Company’s facilities on behalf of Banco Vida.

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

The following information should be read in conjunction with the Company’s June 30, 2014 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company entered into the Release with FFGG effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company received payment under the Claim Purchase Agreement as described above, which payment was made as mentioned above.

Litigation versus Tonaquint, Inc. and St. George Investments, LLC

On May 6, 2014, the Court in the Action described in detail in Item 1. Legal Proceedings between the Company and Tonaquint, Inc. and St. George Investments, LLC granted the Company’s Motion for Leave to File Amended Complaint and Memorandum, which Motion was filed previously by the Company on March 21, 2014.  Accordingly, the Company filed its First Amended Complaint and Jury Demand on May 7, 2014, which amended the Company’s Complaint to add an additional claim for breach of contract, as well as a claim for promissory estoppel.

New Service Offering

On June 25, 2014 the Company announced a new service offering for the isolation and expansion of mesenchymal stem cells found in the cord tissue.  This service, branded IsoCell, is offered as an optional add on to the Company’s cord tissue service, and can also be provided, along with the cord tissue service, in combination with the umbilical cord blood service.

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

Results of Operations for the Three-Months Ended June 30, 2014

For the three months ended June 30, 2014, total revenue increased to approximately $1.54 million from $1.49 million, an increase of 3% over the same period of 2013. Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. The remaining revenue consisted primarily of tissue related products which represent approximately 7% of total revenues for the three month period ending June 30, 2014. Per segment, Cord had an increase of its total revenues of 7%, and Bio had a decrease in its revenues of 4% over the prior comparative period ending June 30, 2013.  Cord’s increase was related to storage revenues increasing by 12% and tissue related products by 20% for the comparative year over year three month period.  Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 35%, an increase in the discounts provided for  enrollment/processing fees and a decrease in the number of units processed.  The Company remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue decreased to 31% for the period ended June 30, 2014 compared to 32% the same prior period of 2013. The cost of services include transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.05 million or 5% to $1.06 million for the period ending June 30, 2014 from the prior three month period of 2013. The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the three months ended June 30, 2014 were $1.31 million as compared to $1.17 million for the comparative period of 2013 representing a 12% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel.  A major contributor to the increase in administrative and selling expenses were legal costs associated with the Company’s ongoing litigation as described more fully in Item 1, Legal Proceedings. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending June 30, 2014 depreciation and amortization totaled $0.18 million compared to the three month period of June 30, 2013 of $0.19 million.

The Company's loss from operations was $0.25 million versus an operating loss of $0.16 million for the comparative period.  The Company's net loss was $0.93 million for the period ended June 30, 2014, an increase of $0.42 million compared to the comparative period net loss of $0.51 million.  The primary contributor to the increase in the loss of net income in the comparative period of 2014 versus 2013 was the interest and derivative liability increasing by $0.38 million.

Results of Operations for the Six-Months Ended June 30, 2014

For the six months ended June 30, 2014, the Company's total revenue increased to $2.95 million from $2.94 million, for a $0.01 increase over the same period of 2013.  Revenues are generated primarily from new enrollment/processing fees and recurring storage fees. Other revenue consisted of primarily tissue related products which decreased 9% for the comparative six month period.  Per segment, Cord's revenues increased by 3% and Bio’s revenues decreased by 4% over the prior comparative six month period.  Cord’s increase was related to storage revenues increasing by over 9% for the six month year over year period.  Bio’s decrease in revenues were largely impacted by a year over year adjustment to the currency exchange rate of approximately 37%,  along an increase in the discounts provided for enrollment/processing fees and a decrease in the number of units processed.  Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue remained consistent at 31% for the period ended June 30, 2014 as compared to the same prior period of 2013.  The cost of services includes transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit increased by approximately $0.01 million or 1 % to $2.04 million from the prior comparative six month period. The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the six months ended June 30, 2014 were $2.63 million as compared to $2.28 million for the comparative period of 2013 representing a 15% increase.  These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. A major contributor to the increase in administrative and selling expenses were legal costs associated with the Company’s ongoing litigation as more fully described in Item 1, Legal Proceedings. The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the 6 month period, depreciation and amortization totaled $0.36 million versus $0.39 million for the prior comparative period of 2013.

The Company's loss from operations was $0.59 million versus an operating loss of $0.25 million for the comparative period.  The company's net loss was $1.47 million for the period ended June 30, 2013, an increase of $0.38 million compared to the comparative period net loss of $1.10 million, of which $0.35 million of the increase was related to the increase in administrative and selling expense.

Liquidity and Capital Resources

Total assets at June 30, 2014 were $5,647,380, compared to $6,078,183 at December 31, 2013.  Total liabilities at June 30, 2014 were $7,246,549 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1,495,879, $591,019 and $2,502,210 respectively.   At December 31, 2013, total liabilities were $6,448,476 consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1,441,335, $592,844 and $2,607,954 respectively.

For the period ending June 30, 2014, the company had $0.70 million in cash, a decrease of 1% from $0.71 million at December 31, 2013. The Company currently collects cash receipts from operations through Cord and its subsidiary, Bio-cells. During the six month period ended June 30, 2014 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the six month period ending June 30, 2014 was $0.13 million, versus net cash provided by operating activities of $0.35 million from the prior comparative period of 2013, a decrease of $0.22 million.  Net cash used in investing activities remained relatively flat for the year over prior year six month period at $0.13 million. Net cash provided by financing activities remained unchanged from the prior comparative period ending June 30, 2013. The Company did not have any financing activities during six month period ending June 30, 2014, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past nine consecutive quarters, the Company has reduced operating expenses, ended investment in its foreign affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2014. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint (the “Complaint”) in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively ”Defendants”), along with summonses in connection therewith, case number 2:13-cv-00806-PMW (the “Action”). The Company brought the Action against the Defendants alleging causes of action for Fraud in the Inducement, Breach of Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing and Unjust Enrichment.  In particular, among other things, the Complaint alleges that Defendants have fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations including but by no means limited to: (i) representing that the Tonaquint Note would be consecutively amortized with the March 10, 2011 Secured Convertible Promissory Note issued to St. George by the Company (“St. George Note”), and that these would not become due and owing simultaneously, and (ii) that the St. George Note would be replaced by an amended note to be paid off according to a set amortization schedule.

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

On May 7, 2014, the Company filed its First Amended Complaint and Jury Demand, amending its Complaint to add an additional claim for breach of contract, as well as a claim for promissory estoppel.

The Company intends to vigorously pursue its claims and defend itself against Defendants' counterclaims, and will continue to take legal action to protect the interests of the Company and its shareholders.

ITEM 1A.  RISK FACTORS

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended June 30, 2014.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $0.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). Pursuant to conversions made by St. George under the above-described notes in 2013, the Company issued 397,657,686 total shares to St. George to retire $776,502 of principal and interest in convertible debt which had a fair market value of $1,350,130. The principal balance due on the Note was $ 259,530 as of June 30, 2014.

Repurchase of Shares

The Company did not repurchase any of its shares during the quarter ended June 30, 2014.

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

CORD BLOOD AMERICA, INC.

Date: August 14, 2014	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)