Form 10-Q
period 2014-09-30
Cord Blood America, Inc.
filed 2014-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of September 30, 2014, 890,000,000 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited) September 30, 2014 and December 31, 2013 (audited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and September 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Reserved	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$699,433	$708,760
Accounts receivable, net of allowance for doubtful accounts of $93,123 and $81,787	323,252	155,661
Prepaid expenses	70,998	410,276
Other current assets	127,318	378,805
Total current assets	1,221,001	1,653,502
Property and equipment, net of accumulated depreciation and amortization of $621,155 and $632,851	139,026	653,772
Customer contracts and relationships, net of accumulated amortization of $3,641,671 and $3,676,947	2,035,387	3,492,899
Note receivable – Banco Vida	75,000	--
Receivable - BioCells net of discount of $215,991	489,009	--
Other assets	--	33,957
Goodwill	--	244,053
Total assets	$3,959,423	$6,078,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$457,524	$592,844
Accrued expenses	252,878	1,114,781
Deferred revenue	1,193,340	2,245,132
Derivative liability	338,647	359,407
Interest on promissory notes	597,050	332,155
Promissory notes payable, net of unamortized discount of $19,364 and $49,363	1,492,166	1,441,335
Total current liabilities	4,331,605	6,085,654
Deferred revenue (long term portion)	336,184	362,822
Total liabilities	4,667,789	6,448,476

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 890,000,000 and 890,000,000 shares issued and outstanding, inclusive of treasury shares	89,000	89,000
Additional paid-in capital	53,264,971	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated Other Comprehensive income	--	410,827
Accumulated deficit	(53,462,504)	(53,685,436)
Total cord blood stockholders’ deficit	(708,366)	(520,470)
Non-controlling interest	--	150,178
Total deficit	(708,366)	(370,293)
Total liabilities and stockholders' deficit	$3,959,423	$6,078,184

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2014	2013

Revenue	$3,136,047	$4,427,223
Cost of services	(981,111)	(1,388,947)
Gross profit	2,154,936	3,038,276
Administrative and selling expenses	(2,405,840)	(3,543,941)
Loss from operations	(250,904)	(505,665)
Interest expense and change in derivative liability	(303,159)	(1,137,077)
Other expenses	--	(44,227)
Net loss from continuing operations before provision for income taxes	(554,063)	(1,686,969)
Income taxes	--	--
Net loss from continuing operations after provision for income taxes	(554,063)	(1,686,969)
Gain on the sale of BioCell	1,115,191	--
Loss on discontinued operations	(338,196)	--
Net income(loss)	222,932	(1,686,969)
Net income (loss) attributable to non-controlling interest	--	279,104
Net income (loss) attributable to Cord Blood America	$222,932	$(1,407,865)
Basic loss per share
Continuing operations	$--	$--
Net basic earnings per share	--	--

Diluted loss per share	--	--

Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,000	700,137,201
Diluted weighted average common shares outstanding	890,958,445	700,893,432

Net income (loss) before income taxes	222,932	(1,686,969)
Other comprehensive income:
Foreign currency translation adjustments	--	141,944
Comprehensive loss	222,932	(1,545,025)
Non-controlling interest		279,104
Comprehensive income (loss) attributable to Cord Blood America	$222,932	$(1,265,921)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2014	2013

Revenue	$1,197,268	$1,487,002
Cost of services	(423,064)	(474,862)
Gross profit	774,204	1,012,140
Administrative and selling expenses	(754,055)	(1,266,149)
Loss from operations	20,149	(253,009)
Interest expense and change in derivative liability	518,508	(337,725)
Net income (loss) from continuing operations before provision for income taxes	538,657	(591,734)
Income taxes	--	--
Net income (loss) from continuing operations after provision for income taxes	538,657	(591,734)
Gain on sale of BioCells	1,115,191	--
Loss on discontinued operations	(148,479)	--
Net income (loss)	1,505,370	(591,734)
Net income attributable to Non-Controlling Interest	--	137,901
Net income (loss) attributable to Cord Blood America	1,505,370	(453,833)

Basic loss per share
Continuing operations	$--	$--
Net basic earnings per share	--	--

Diluted loss per share	--	--

Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,000	864,218,560
Diluted weighted average common shares outstanding	890,958,445	864,974,791

Net Income (loss) before income taxes	$1,505,370	$(591,734)
Other Comprehensive Income:
Foreign currency translation adjustments	--	66,856
Comprehensive income (loss),	1,505,370	(524,878)
Non-controlling interest	--	137,901
Comprehensive income (loss) attributable to Cord Blood America	$1,505,370	$(386,457)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$222,932	$(1,686,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of loan discount	50,831	387,533
Depreciation and amortization	402,252	577,804
Change in value of derivative liability	(20,760)	418,321
Shares issued as payment of interest on convertible notes	--	63,866
Bad debt	943	17,090
Net change in operating assets and liabilities		413,455
Changes in accounts receivable	(213,003)	--
Changes in other current assets	36,294	--
Changes in inventory	(18,548)	--
Changes in prepaid	2,370	--
Changes in accounts payable	118,384	--
Changes in accrued expense	32,363	--
Changes in accrued interest	264,895	--
Changes in deferred revenue	77,364	--
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	956,590	333,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(38,034)	(131,550)
Loan to other entity	(75,000)	--
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(113,034)	(131,550)

CASH FLOW USED IN DISCONTINUED OPERATION:
Net cash provided by operating activities	(630,046)	--
Net cash used in investing activities	(226,422)	--
Foreign currency translation from discontinued operation	3,585	201,484
NET CASH FLOW FOR THE PERIOD PROVIDED BY (USED IN) DISCONTINUED OPERATION	(852,883)	201,484

NET INCREASE (DECREASE) IN CASH	(9,327)	201,484

Cash balance at beginning of period	$708,760	$393,832
Cash balance at end of period	$699,433	$595,316
Supplemental Disclosures:
Interest Paid	$--	$--
Summary of non-cash transactions:
Conversion of debt into common shares	$	$782,249

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

Note 1.  Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specialize in providing private cord blood and cord tissue stem cell storage services to families throughout the United States and Puerto Rico.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay. See Note 5. Discontinued Operations

●	Properties was formed to hold corporate trademarks and other intellectual property.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.46 million as of September 30, 2014. In addition, CBAI has notes and loans payable of approximately $1.49 million as of September, 2014. The Company has no available common stock outstanding as of September 30, 2014, and as such, the Company may not be able to issue common stock to retire debt until such time as the shareholders approve an increase in the number of shares authorized. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past nine quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and Stellacure, and received no additional funding from outside sources for working capital. During the quarter ended September 30, 2014 the Company had positive cash flow from operations of $0.96 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2014, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the quarter ended September 30, 2014, the Company did not recognize any franchise revenues.

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

The following table summarizes fair value measurements by level at September 30, 2014 of assets and liabilities measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$699,433	$—	$—	$699,433

Derivative liability	$—	$—	$(338,647)	$(338,647)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0 to 0.13%
Expected life	0 to 1 years
Dividend Yield	0%
Volatility	0% to 108%

The following is a reconciliation of the derivative liability:

Value at December 31, 2013	$359,407
Change in value of derivative	$(20,760)
Value at September 30, 2014	$338,647

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

Note 3. Notes and Loans Payable

At September 30, 2014 and December 31, 2013 notes and loans payable consist of:

	September 30, 2014	December 31, 2013
Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	259,530	259,530
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	1,252,000	1,252,000
(See Item 1. Legal Proceedings as described more fully)
	1,511,530	1,511,530
Less: Unamortized Discount	(19,364)	(70,195)
	$1,492,166	$1,441,335

Note 4:  Loans Receivable

Banco Vida
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

BioCells
On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.

Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000, as follows:

$5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014; $15,000 on or before March 1, 2015; $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

This loan receivable is secured, non interest bearing, and subject to a 6% discount rate. As of September 30, 2014, the receivable has a balance of $489,009, net of unamortized discount of $215,991.

Note 5. Discontinued Operations

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.  Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000.  Three payments are due by March 1, 2015, and then annually thereafter for ten years from June 1, 2015 through June 1, 2025.

Pursuant to the Agreement, the Shares are pledged by the Purchaser in favor of the Company to secure the Purchaser’s performance under the Agreement, as are an additional 4,503 Class B shares held by the Purchaser

In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statement of Operations and reflect a gain in the amount of $1,115,191.  Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows in the amount used of $852,883.

A summary of certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction as of September 30, 2014 was as follows:

Cash	$37,432
Accounts receivable	142,510
Other current assets	104,388
Prepaid expenses	275,866
Total current assets	560,196
Property and equipment, net of accumulated depreciation	520,744
Customer contracts and relationships, net of amortization	1,019,147
Other assets	24,041
Goodwill	244,053
Total assets	$2,368,181

Accounts payable	$213,054
Accrued expenses	1,082,542
Deferred revenue	1,192,008
Total liabilities	$2,487,604

The gain on sale of BioCells reported during the period was determined as follows:

Receivable from sale of BioCells	$705,000
Unamortized discount on receivable	(215,991)
Receivable, net of discount	489,009

Net assets	(119,423)
Non-controlling interest	188,018
Comprehensive loss	(694,777)
Subtotal of disposal from sale of BioCells	(626,182)

Net gain on sale of BioCells	$1,115,191

Note 6.  Commitments and Contingencies

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

As of September 30, 2014 the balance due to St. George Investments was $259,530 in principal and $43,279 in accrued interest.

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

As of September 30, 2014, the amount owed to Tonaquint was $1,252,000 of principal and $553,771 in accrued interest in accordance with Tonaquint’s claim which is being disputed by the Company.

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

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of September 30, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of September 30, 2014, are as follows:

Rent
to be paid
2014	$43,839
2015	176,497
2016	180,997
2017	185,354
2018	189,842
Thereafter	144,962
Total	$921,490

Note 7.  Related Party Transactions and Commitments

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended September 30, 2014.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2013	6,323,570	1.01	5.76
Exercised	-	-	-
Forfeited/Expired	627,740	-	-
Outstanding, December 31, 2013	5,570,830	1.01	4.51
Exercisable at December 31, 2013	5,570,830	1.01	4.51
Forfeited/Expired	12,000	-	-
Outstanding, June 30, 2014	5,558,830	1.01	4.01
Exercisable at June 30, 2014	5,558,830	1.01
Forfeited/Expired	462,055
Outstanding, September 30, 2014	5,106,775	1.01	3.51
Exercisable, September 30, 2014	5,106,775	1.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,070,751	3.53	$0.83	5,070,751	$0.72
$21.00 — 30.00	18,126	0.37	25.00	18,126	15.04
$31.00— 51.00	17,898	3.51	31.21	17,898	31.21
	5,106,775	3.51	$1.01	5,106,775	$1.01

A summary of the activity for unvested employee stock options as of September 30, 2014 and changes during the period presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2014	--	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at September 30, 2014	--	0.39

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

The following table summarizes the warrants outstanding and exercisable at September 30, 2014:

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

As of September 30, 2014; CBAI had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 11.  Segment Reporting

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

The table below presents certain financial information by business segment for the nine months ended September 30, 2014:

	Cord	Biocordcell	Segment Total		Consolidation Eliminations	Condensed Consolidated Total

Revenue fromExternal Customers	$3,136,047	$--		$3,136,047	$-	$3,136,047
Interest & Derivative Expense	303,159	--		303,159	-	303,159
Depreciation and Amortization	402,252	--		402,252		402,252
Segment Loss from continuing operations	(554,063)	--		(554,063)	-	(554,063)
Gain from discontinued operations		776,995		776,995		776,995
Segment Assets	$3,959,423	$--	$		$3,959,423	$3,959,423

The table below presents certain financial information by business segment for the three months ended September 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations		Condensed Consolidated Total

Revenue from External Customers	$1,197,268	$--	$1,197,268		$-	$1,197,268
Interest & Derivative Expense	518,508	--	518,508			518,508
Depreciation and Amortization	133,692	--	133,692			133,692
Segment Loss from continuing operations	538,657	--	538,657		-	538,657
Gain from discontinued operations		966,712	966,712			966,712
Segment Assets	$3,959,423	$--	$3,959,423	$		$3,959,423

The table below presents certain financial information by business segment for the nine months ended September 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$2,842,703	1,584,520	4,427,223		4,427,223
Interest & Derivative Expense	1,045,512	91,565	1,137,077		1,137,077
Depreciation and Amortization	540,630	37,174	577,804		577,804
Segment Income (Loss)	(1,128,761)	(558,208)	(1,686,969)		(1,686,969)
Segment Assets	$4,655,965	1,892,027	6,547,992	(138,383)	6,409,609

The table below presents certain financial information by business segment for the three months ended September 30, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$959,239	527,763	1,487,002		1,487,002
Interest & Derivative Expense	289,824	47,901	337,725		337,725
Depreciation and Amortization	180,024	11,976	192,000		192,000
Segment Income (Loss)	(315,932)	(275,802)	(591,734)		(591,734)
Segment Assets	$4,655,965	1,892,027	6,547,992	(138,383)	6,409,609

Note 12. Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there is no subsequent events of which should have any material effect on financial statements.

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

The following information should be read in conjunction with the Company’s September 30, 2014 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments During the Quarter

Secured Promissory Note

Cord Blood Caribbean, Inc. dbaBanco Vida, headquartered in San Juan, Puerto Rico (“Banco Vida”) provides private cord blood, cord tissue and other tissue related services for customers primarily located in Puerto Rico, and engages the Company as its exclusive provider of laboratory processing and storage services.

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

Divestiture of Biocordcell Argentina, S.A.

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.

Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000, as follows:

$5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014; $15,000 on or before March 1, 2015; $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

Pursuant to the Agreement, the Shares are pledged by the Purchaser in favor of the Company to secure the Purchaser’s performance under the Agreement, as are an additional 4,503 Class B shares held by the Purchaser.

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

Results of Operations for the Three-Months Ended September 30, 2014

All results from operation for the three months ended September 30, 2014 should be compared to the prior period with Note 5. Discontinued Operations referenced and the impact of the sale of Bio on such reported results.

For the three months ended September 30, 2014, total revenue decreased to approximately $1.20 million from $1.49 million over the same period of 2013 related to the sale of Bio. Revenues are generated primarily from new enrollment/processing fees, recurring storage fees and tissue related product sales. For Cord, there was an increase in its total revenues from $0.96 million to $1.20 million, or a 25% increase over the prior comparative three month period.  Processing fees, recurring storage fees and tissue related product sales increased 5%, 5% and 187% respectively over the prior comparative three month period. The Company remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue increased to 35% for the period ended September 30, 2014 compared to 32% over the same prior period of 2013. The cost of services include transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.24 million to $0.77 million for the period ending September 30, 2014 from the prior three month period of 2013.  For Cord, gross profit increased from $0.68 million to $0.78 million, or 14%, for the comparative three month period.  The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the three months ended September 30, 2014 were $0.75 million as compared to $1.27 million for the comparative period of 2013. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  For Cord,  administrative and selling expenses increased in the three month comparative period primarily related to the ongoing legal costs associated with the Company’s litigation as described more fully in Item 1. Legal Proceedings.  Depreciation and amortization are included as an administrative expense. For the three month period, depreciation and amortization was $0.13 million versus $0.19 million for the prior comparative period of  2013.

The Company's net income from operations was $0.54 million versus an operating loss of $0.59 million for the comparative three month period.  The Company's net income was $1.51 million for the period ended September 30, 2014 compared to the three month period net loss of $0.59 million.  This increase in net income was related to a one time gain from discontinued operations associated with the BioCells sale of $966,712.

Results of Operations for the Nine-Months Ended September 30, 2014

All results from operation for the nine months ended September 30, 2014 should be compared to the prior period with Note 5. Discontinued Operations referenced and the impact of the sale of Bio on such reported results.

For the nine months ended September 30, 2014, the Company's total revenue decreased to approximately $3.13 million from $4.43 million over the same period of 2013 due to the sale of Bio. Revenues are generated primarily from new enrollment/processing fees, recurring storage fees and tissue related product sales. For Cord, there was an increase in its total revenues from $2.82 million to $3.14 or a 10% increase over the prior comparative nine month period.  Processing fees decreased less than 1% while recurring storage fees increased 7% and tissue related product sales increased 61% over the prior comparative nine month period. The Company remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows, and, positive operating and net income.

Cost of services as a percentage of revenue remained consistent for the nine month period ending September 30, 2014 compared to the same prior period of 2013 at 31%.  The cost of services includes transportation of the umbilical cord blood and cord tissue from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses.  Gross profit decreased by approximately $0.83 million to $2.15 million from the prior comparative nine month period.  For Cord, gross profit increased from $2.08 million to $2.15 million, or 4%, for the comparative nine month period.   The Company anticipates that through the growth and expansion of its Cord business, tighter cost controls and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should improve.

Administrative and selling expenses for the nine months ended September 30, 2014 were $2.41 million as compared to $3.54 million for the comparative period of 2013.  These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.  For Cord, administrative and selling expenses increased in the nine month comparative period primarily related to the ongoing legal costs associated with the Company’s litigation as described more fully in Item 1. Legal Proceedings.  The Company continues to evaluate its expenses and their relationship to revenues for alignment.  Depreciation and amortization are included as an administrative expense.  For the nine month period, depreciation and amortization was $0.40 million versus $0.54 million for the prior comparative period of 2013.

The Company's loss from operations was $0.55 million versus an operating loss of $1.69 million for the comparative nine month period.   The Company's net income was $0.22 million for the period ended September 30, 2014 compared to a net loss of $1.41 million for period ended September 30, 2013.  This increase in net income was related to a one time gain from discontinued operations associated with the BioCells sale of $766,995.

Liquidity and Capital Resources

Total assets at September 30, 2014 were $3.96 million compared to $6.10 million at December 31, 2013 with the differential largely attributed to the sale of Bio.  Total liabilities at September 30, 2013 were $4.67 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1.49 million, $0.46 million and $1.53 million respectively.   At December 31, 2013, total liabilities were $6.45 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1.44 million, $0.59 million and $2.61 million respectively.

For the period ending September 30, 2014, the company had $0.70 million in cash, and $0.71 million at December 31, 2013, a decrease of 1%. The Company currently collects cash receipts from operations through Cord. During the nine month period ended September 30, 2013 there was no increase in notes payable for purposes of working capital or investment in affiliate companies. Net cash provided by operating activities for the nine month period ending September 30, 2014 was $0.96 million, versus net cash provided by operating activities of $0.33 million from the prior comparative period of 2013, an improvement of $0.62 million or 187%.  Part of this increase was due to the sale of Bio which provided a net gain in the Company’s consolidated net income for the nine month period ending September 30, 2014.  Net cash used in investing activities decreased by $0.19 million. The Company did not have any financing activities during the nine month period ending September 30, 2014, and cash flow from operations continue to be sufficient to fund operations.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans.  Over the past seven consecutive quarters, the Company has reduced operating expenses, ended investment in its foreign affiliates and received no additional funding from outside sources for working capital.  The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues.  If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, we could be forced to curtail or possibly cease operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on the Company’s operations in the immediate future with the sale of Bio.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on the Company's business and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2014. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 20, 2014, Defendants filed a Motion to Strike Plaintiff’s Jury Demand, which the Company later opposed, and on July 7, 2014, the Court issued an Order granting in part, and denying in part Defendants’ Motion.

The Company intends to vigorously pursue its claims and defend itself against Defendants' counterclaims, and will continue to take legal action to protect the interests of the Company and its shareholders.

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended September 30, 2014.

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

The Buyer Notes are secured by an Irrevocable Standby Letter of Credit (“Letter of Credit”). The Investor has also received a five year warrant entitling it to purchase 1,392,354 shares of common stock of the Company at an exercise price of $0.179. The warrant also contains a net exercise /cashless exercise provision. St. George may elect to convert all or part of the principal and any accrued unpaid interest on the Company Note on or before the aforementioned maturity date, subject to certain limitations. The conversion price under the Company Note is eighty percent (80%) of the average of the closing bid prices for the three (3) Trading Days (defined in the Purchase Agreement) with the lowest closing bids over the twenty (20) Trading Days immediately preceding the Conversion Date (defined in the Company Note), subject to adjustments as set forth in the Company Note. Due to adjustments, St. George’s current conversion ratio inserts fifty-five percent (55%) in the aforementioned formula, in place of eighty percent (80%). Pursuant to conversions made by St. George under the above-described notes in 2013, the Company issued 397,657,686 total shares to St. George to retire $776,502 of principal and interest in convertible debt which had a fair market value of $1,350,130. The principal balance due on the Note was $ 259,530 as of September 30, 2014.

Repurchase of Shares

The Company did not repurchase any of our shares during the quarter ended September 30, 2014.

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

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS (UPDATE)

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (18)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (10)

10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (11)

10.9	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (12)

10.10	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (13)

10.11	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (17)

10.12	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (18)

10.13	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(19)

10.14	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (19)

10.15	Employment Agreement between the Company and Stephen Morgan (20)

10.16	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (22)

10.17	On August 30, 2013 Cord Blood America, Inc. filed a complaint against St. George Investments, LLC and Tonaquint, Inc. (23)

10.18
On September 25, 2013, St. George Investments, LLC. andTonaquint, Inc. filed an Answer and Counterclaim against Cord Blood America, Inc.  Additionally, Cord Blood America, Inc. received a Notice of Disposition of Collateral to sell its assets at a public auction.  (24)

10.19	On October 18, 2013, Cord Blood America, Inc. received from Tonaquint, Inc. a Notice of Cancellation to sell the Company assets. (25)

10.20
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (26)

10.21	Amended lease for Las Vegas facility (27)

10.22	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (28)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(28) Filed as an exhibit to Current Report on Form 8K filed on October 3, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

November 14, 2014	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)