Form 10-K
period 2014-12-31
Cord Blood America, Inc.
filed 2015-03-31
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K
(MARK ONE)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014, based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $2.23 million. The registrant has no outstanding non-voting common equity.

The Registrant had 890,000,000 shares of its common stock outstanding as of March 15, 2015, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

PART I
ITEM 1. BUSINESS

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●
CBAI and Cord specializes in providing private cord blood and cord tissue stem cell storage services to families throughout the United States and Puerto Rico.  Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay.
●	Properties was formed to hold corporate trademarks and other intellectual property.

In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (BioCells), a company providing private cord blood processing and storage services to families in Argentina, Uruguay and Paraguay. On September 29, 2014, the Company sold its ownership interest in BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells.  In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014. Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Events in 2014

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

Frozen Food Gift Group
The Company entered into a Release with Frozen Food Gift Group (FFGG) effective as of March 5, 2014, with the mutual releases and negative covenants contained therein not taking effect until such time as the Company received payment under the Claim Purchase Agreement, entered as of March 12, 2014 with a third party to the Company in exchange for the Company’s claims against FFGG.  Payment was made by a third party to the Company on or around April 1, 2014.

New Service Offering
On June 25, 2014 the Company announced a new service offering for the isolation and expansion of mesenchymal stem cells found in cord tissue.  This service, branded IsoCell, is offered as an optional add-on to the Company’s cord tissue segment service, and can also be provided, along with the cord tissue segment service, in combination with the umbilical cord blood service.

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

Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000, as follows:

$5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014 (past due); $15,000 on or before March 1, 2015 (past due); $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

Pursuant to the Agreement, the Shares are pledged by the Purchaser in favor of the Company to secure the Purchaser’s performance under the Agreement, as are an additional 4,503 Class B shares held by the Purchaser

Cord Blood America, Inc. v. Tonaquint and St. George
On December 17, 2014, in settlement of the Action, the parties entered into a Settlement and Exchange Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Secured Convertible Promissory Note and the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, as well as the SGI Purchase Agreement, and all other documents that made up the March 2011 transaction between the Company and St. George, all of which have been set forth in detail in prior filings by the Company, were terminated, cancelled or otherwise extinguished.  Further pursuant to the Settlement Agreement, the Tonaquint Note was exchanged for a Secured Convertible Promissory Note of the Company in the principal amount of $2,500,000 (the "Company Note"), and certain of the other documents that were part of the June 27, 2012 transaction between the Company and Tonaquint (the “June 2012 Tonaquint Transaction”) were terminated, cancelled or otherwise extinguished, and certain of them were amended, as set forth below.

On December 22, 2014, the parties filed a Stipulated Motion to Dismiss with Prejudice the Action, and on that same day, the Court entered an Order of Dismissal, dismissing the Action in its entirety.

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

Umbilical Cord Blood Banking

The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown. In the past decade, multiple public and private cord blood banks have been established to provide for the collection and storage of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is stored and made available for a significant fee to an unrelated individual who matches the cord blood stored. The Company does not currently collect or store donated cord blood units. Private, or family cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is stored and made available to the family in the event the family needs stem cells for a transplant. Stem cells have been successfully recovered from cord blood after at least twenty five years of storage in liquid nitrogen. However, these cells may be able to retain their usefulness at least as long as the normal life span of an individual.

Umbilical Cord Tissue Banking

An emerging source of stem cells found in the umbilical cord tissue for therapeutic use are Mesenchymal stem cells.  Mesenchymal stem cells, which are abundant in the cord tissue, possess the ability to regenerate into connective tissues including nerves, bones, muscles and ligaments.  While there are currently no clinically approved use for these stem cells, there are over 200 clinical trials underway, and many scientists view this source of stem cells as promising resource in the field of regenerative medicine.  In more recent years, many of the private or family cord blood banks have begun offering cord tissue related processing and storage services on a fee-for-service basis for families.   Private cord blood banks typically offer to store a whole segment of the cord tissue, or a service where the Mesenchymal stem cells are isolated from the cord tissue, expanded, and then cryogenically stored.  Stem cells that have been isolated and expanded are more readily available for use, if such opportunity exists in the future.  Cord offers both whole segment and isolated cord tissue processing and storage services.

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

●
Cord Blood Storage. After processing and testing, the cord blood and cord tissue unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty five years when stored in this manner, and theoretically could be maintained at least as long as the normal life span of an individual.

Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include; transportation, collection materials, information used to determine donor eligibility and infectious disease testing of the maternal blood.

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

As of December 31, 2014, Cord Blood has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company recorded a reserve for the entire carrying value of the receivable of $458,706, including interest, as of December 31, 2014.

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

The Agreement provides that the Shareholders are to be paid contingent “earn-out” compensation in 2011 based on achieving certain levels of net income in 2010 of which the Shareholders were paid $500,000. As of June 22, 2012, the Company entered into an Agreement with the shareholders of Bio from whom the Company purchased its majority ownership interest in Bio in 2010 (the "Sellers") relating to the 2011 earnout. Under the Agreement, the Company would pay the Sellers the following: $25,000 on or before June 30, 2012; $10,000 on or before July 31, 2012; and $25,000 on or before September 30, 2012, for a total cash payment of $60,000. In addition, the Sellers would collect the Company’s portion of BioCells shareholder dividends for fiscal years 2012 and 2013, up to a maximum amount of $440,000, if any. Also, if BioCells is sold before April 2014 and certain thresholds for purchase price and payment are met or exceeded, then the Sellers could receive additional compensation, specifically an amount which equals $705,000 minus any amounts paid pursuant to the cash payments and payments from the Company’s shareholder dividends, which are detailed above. That sum would be paid to the Sellers out of the proceeds of such a sale.  All amounts owed by the Company described above have been paid in full.

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola (Purchaser), who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.

Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000, as follows:

$5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014 (past due); $15,000 on or before March 1, 2015 (past due); $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

The Purchaser has defaulted on the December 1, 2014 and the March 1, 2015 payments.  The Company has sent such default notice, demanded payment, and is accruing interest at a default interest rate of 12%.

VidaPlus
On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). The Company loaned $153,092 (US) to VidaPlus during the year ended December 31, 2011 and $93,396 during the quarter ended March 31, 2012 in connection with the second tranche of this agreement. Converting the investment from a loan into equity for tranche two is to take place within 24 months, and the obligation will have been met in full after 1,000 samples have been processed and stored. The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR). VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

In connection with the VidaPlus Stock Purchase Agreement entered into on January 24, 2011, the Company was obligated to make monthly loans to VidaPlus based on the number of new samples processed and up to a maximum of 550,000 Euro for each of tranche 2 and 3 of the Agreement. Tranche 2 did contain provisions that provided the Company an option to discontinue funding if certain performance targets were not met.

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

Competition

The Company is one of an estimated thirty two (32) firms in the US providing private cord blood banking services, with approximately one half of those providing additional cord tissue related services. Internationally there are an estimated one hundred and twenty (120) additional firms offering these services. The Company has built its business in the United States (“US”) via a model of organic growth and accretive acquisitions.

Management believes that in the US an organic differentiator for the Company is its emphasis on strategic relationships with larger health insurance providers and other organizations focused on health and wellness. This approach differs from the Company's major competitors who tend to focus on a traditional pharmaceutical model where field sales representatives cover a geographical market of ob/gyn practices. By focusing on the health insurance relationships, while the sales cycle is longer, once established, management believes the sales approach builds loyalty and recurring sales.  The Company in parallel to its business to business sales approach is increasing its marketing efforts direct to the consumer via its digital presence.  Management believes as the industry matures, and parents become increasingly educated on stem cell banking, more decisions will be made directly between the parents and the Company.

The Company officially opened its own laboratory operations at its new facility in Las Vegas, Nevada in March, 2010. Previously the Company has outsourced these key scientific elements to a third party and was primarily a reseller of cord blood services. There are approximately 40% of the US private banking firms that continue to outsource laboratory operations to a third party.  Now, with this key expertise in house, the Company has the ability to continue making advancements on existing and new services related to stem cells as well as better manage laboratory costs, efficiencies and vendor relationships related to processing and storage. Further demonstrating the increasing strength of the Company’s operations, the Company sought and received its AABB Accreditation for cell therapy activity associated with cord blood processing, storage and distribution.  The Company believes this accreditation, while voluntary, was necessary to stay competitive with other industry participants, and further validates by an independent organization the quality of its operating practices.  The Company at the present engages in limited research and development activities at its laboratory facility, but continues to evaluate the advancing science for opportunities that may exist in the future.

Management may add acquisitions that increase the recurring storage based revenues, assuming cost effective new sources of capital can be located to make such accretive acquisitions. To date, the Company has concluded seven acquisitions, and management believes multiple opportunities may exist in the future to acquire smaller competitors who do not have the financial resources or a large enough recurring revenue base from storage to compete on a go forward basis.  Over the past year, the Company has seen increased discounting related to enrollment services which Management believes could be a leading indicator of industry consolidation.

Patents, Trademarks, Licenses or Royalty Agreements.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

Employees

As of December 31, 2014, the Company had sixteen full-time employees, and one part time employee. This includes the Company’s Chairman of the Board and President, Vice President and General Counsel, its Tissue Bank Director, operations, laboratory, administrative, accounting, customer service and sales personnel. The Company believes its relations with all of its employees are good.

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

Transactions Subsequent To Year End

None.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

The Company Has Been The Subject Of A Going Concern Opinion By Its Independent Auditors Who Have Raised Substantial Doubt As To The Company's Ability To Continue As A Going Concern

The accompanying financial statements of Cord Blood America, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. CBAI has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.45 million as of December 31, 2014. In addition, CBAI has produced cash in its operating activities of approximately $0.78 million for the year ending December 31, 2014 and has notes and loans payable of approximately $1.35 million at year end 2014. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has primarily financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past eleven quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Bio, received no additional funding from outside sources for working capital and begun to make payments on its remaining debt obligation. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition

The Company believes that the key to its success is to increase sales of its cord blood and cord tissue processing and storage services, and birth tissue related procurement services; thereby increasing its revenues and available cash. CBAI’s success with regard to cord blood and cord tissue processing and storage services will depend in large part on widespread market acceptance of cryo-storage of cord blood and tissue, and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. CBAI may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If CBAI is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

For the Company’s birth tissue related procurement services, success will depend in a large part on the increase in the demand in the products being developed by the organizations which the Company provides tissue, or ones which the Company may provide services to in the future.  If the Company is unable to meet the current or future demand of birth tissue from its sources, this emerging source of Company revenue may impact profitability and/or continuing operations.

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

The Company Storage Systems Are Subject To The Risk Of Material Disruption; Insurance Risks

Any material disruption in the Company's ability to maintain continued, uninterrupted and fully operating storage systems could have a material adverse effect on the Company business, operating results and financial condition. The Company systems and operations are vulnerable to damage or interruption from fire, flood, break-ins, tornadoes and similar events. The Company may not carry sufficient business interruption insurance and/or liability insurance to compensate for losses and claims that might occur in the event of such an interruption.

If The Company Does Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, It May Not Be Able To Market Its Cord Blood and Cord Tissue Banking Services.

The cord blood and cord tissue banking services, and tissue procurement services that the Company provides are currently subject to FDA regulations requiring infectious disease testing. The facility the Company operates has registered with the FDA as a cord blood and cord tissue banking service and tissue procurement service. Its products and services are registered with the FDA, and are subject to FDA inspection. The FDA has established a comprehensive regulatory program for human cellular and tissue-based products as well as rules for donor suitability. Consistent with industry practice, the Company’s collection kits have not been cleared as a medical device. CBAI’s activities are regulated by the FDA under 21 CFR (Code of Federal Regulations) 1271 and Section 361 of the Public Health Service Act.  Procedures for all steps that the Company performs in testing, screening and determination of donor eligibility must be established and maintained requiring additional resources, staff and management oversight. Significant costs are associated with maintaining compliance in accordance with current regulatory requirements. The Company may not be able to comply with any future regulatory requirements, including product standards that may be developed after the date hereof. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability.

Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

Of the states in which the Company provides services, only California, New Jersey, New York, and Maryland currently require that cord blood banks be licensed. The states of New York and California require that cord tissue banks be licensed as well.   CBAI maintains the required procurement service licenses of the states of California, New York, New Jersey and Maryland. If other states adopt requirements for the licensing of cord blood and tissue banking or procurement services, the Company may have to obtain licenses to continue providing services in those states.

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

Cord blood and cord tissue banking and stem cell processing and storage is becoming an increasingly competitive business. The Company business faces competition from other operators of cord blood and cord tissue stem cell processing and storage businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter Company markets and compete with CBAI for increased market share. Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Company currently has. The Company has limited research and development underway, while other competitors have established budgets for such research and development activities.  Established competitors, who have substantially greater financial resources and longer operating histories than the Company, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company currently attracts. While this competition is already intense, if it increases, it could have an even greater adverse impact on CBAI revenues and profitability. In the event that the Company is unable to compete successfully, its business will be adversely affected and competition may make it more difficult for CBAI to grow its revenue and maintain its existing business.

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

The Company’s Sales Can Be Impacted By The Health And Stability Of The General Economy.

Unfavorable changes in general economic conditions, such as a recession, or economic slowdown in the geographic markets in which the Company does business, may have the temporary effect of reducing the demand for the Company’s services. For example, economic forces may cause consumers to withhold discretionary dollars that might otherwise be spent on its services. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of the uncollectable accounts. Each of these factors could adversely affect the Company’s revenue, price realization, gross margins and overall financial condition and operating results.

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

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Its Operations.

CBAI’s success largely depends on the efforts and abilities of its President & Chairman Joseph Vicente and Vice President and General Counsel Stephen Morgan. The loss of either’s services could materially harm the Company’s business because of the cost and time necessary to find their successor. Such a loss would also divert management’s attention away from operational issues. CBAI does not presently maintain key-man life insurance policies on either Executive Officer. The Company also has other key employees who manage its operations, and if the Company were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract sufficient number and quality of staff.

The Company Could Fail to Retire Its Remaining Debt Obligation Which Could Subject the Company To A Default, And If Not Remedied, The Company’s Assets Being Sold or Seized.

The Company recently settled its lawsuit, as set forth more fully in Note 14. Legal Proceedings.  If the Company is unable to pay the monthly installment amount of $100,000 per the terms described in the Settlement Agreement, the Company would be in default, with increased costs and possible acceleration of the note balance in full if not remedied within a prescribed timeline.  If unable to meet default and/or acceleration conditions of the Agreement, the obligations are secured by the Company assets which could lead to the sale or seizure of Company assets.  Such an adverse outcome could be significant to the Company’s results of operations and may limit the Company’s ability to engage in its business activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

In October, 2009, the Company re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. The Company’s new principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 17,000 square feet. The property is leased from an unaffiliated third party, whereby the original lease was for a period of five years ending September 2014 and the monthly lease payments are approximately $15,303, which includes Common Area Maintenance (CAM) charges.  On January 21, 2014, the Company amended its current lease to include an extension through September 30, 2019.  The monthly lease payments will be adjusted in accordance with the amendment, along with possible adjustments to the CAM charges and potential rent abatement associated with total lease square footage and other factors, all as set forth more fully in Note 8. Commitments and Contingencies

The Company maintains fire and casualty insurance on its leased property in an amount deemed adequate by management.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively “Defendants”), case number 2:13-cv-00806-PMW (the “Action”), and on May 7, 2014, the Company filed an amended complaint.  Among other things, the Company alleged Defendants fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations.  The Company sought relief in the form of rescission or reformation of the Tonaquint Note, as well as a St. George Note and a Warrant issued to St. George as part of the previously disclosed March 10, 2011 transaction, as well as related agreements and documents, an order enjoining Defendants from foreclosing on the Notes or selling the Company’s assets, punitive and other damages in an unspecified amount, costs, attorneys’ fees, interest and such other relief as the Court deemed just and proper.

On September 25, 2013, Defendants each filed their Answer and Counterclaim in the Action, which they amended on March 22, 2014.  Among other claims, Defendants claimed the Company purportedly breached the March 10, 2011 Note and Warrant Purchase Agreement between St. George and the Company (“SGI Purchase Agreement”), Tonaquint Purchase Agreement, and Tonaquint Note, by, among other things, failing to maintain a share reserve, failing to increase the number of authorized shares, failing to call or hold a meeting to increase the authorized shares of Common Stock of the Company, and failing to make installment payments under the Tonaquint Convertible Note.  Defendants sought relief in the form of damages in an unspecified amount and an order from the Court requiring the Company to establish and maintain a share reserve for the benefit of the Defendants, along with costs, attorneys’ fees and such other relief as the Court deemed just and proper.

On December 17, 2014, in settlement of the Action, the parties entered into a Settlement and Exchange Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Secured Convertible Promissory Note and the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, as well as the SGI Purchase Agreement, and all other documents that made up the March 2011 transaction between the Company and St. George, all of which have been set forth in detail in prior filings by the Company, were terminated, cancelled or otherwise extinguished.  Further pursuant to the Settlement Agreement, the Tonaquint Note was exchanged for a Secured Convertible Promissory Note of the Company in the principal amount of $2,500,000 (the "Company Note"), and certain of the other documents that were part of the June 27, 2012 transaction between the Company and Tonaquint (the “June 2012 Tonaquint Transaction”) were terminated, cancelled or otherwise extinguished, and certain of them were amended, as set forth below.

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

For each monthly payment, the Company may elect to designate all or any portion of the Installment Amount then due as a conversion eligible amount (hereafter “Conversion Eligible Amount”); provided that the total outstanding Conversion Eligible Amount that has not been converted by Tonaquint, as set forth below, at any given time may not exceed one hundred thousand dollars ($100,000) without Tonaquint’s prior written consent and subject to additional restrictions set forth in the Company Note. In the event the Company designates any portion of any monthly payment amount as a Conversion Eligible Amount, the applicable monthly payment shall be reduced by an amount equal to the portion thereof designated as a Conversion Eligible Amount. The Conversion Eligible Amount shall continue to be included in and be deemed to be a part of the Outstanding Balance (defined in the Company Note) of the Company Note unless and until such amount is either paid in cash by the Company or converted into Common Stock by Tonaquint. The Company may pay the Conversion Eligible Amount in cash, provided that no prepayments of cash shall reduce the Conversion Eligible Amount until the Outstanding Balance is equal to or less than the Conversion Eligible Amount.

Once the Company has designated amounts as Conversion Eligible Amount, Tonaquint may convert all or any portion of that amount into shares of the Company's Common Stock. In the event of a conversion by Tonaquint of a Conversion Eligible Amount, the number of Common Stock shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Company Note that is being converted by 70% of the average of the three (3) lowest Closing Bid Prices of the Common Stock (as defined in the Company Note) in the twenty (20) Trading Days immediately preceding the applicable Conversion.

The Company Note has an interest rate of 7.5%, compounding daily, which would increase to a rate of 15.0% on the happening of certain Events of Default (defined in the Company Note) that are not considered a Payment Default (defined in the Company Note), provided that the Company may cure the default in accordance with and subject to the terms set forth in the Company Note. Where a Payment Default occurs, including where (i) Borrower shall fail to pay any principal, interest, fees, charges, or any other amount when due and payable under that Company Note; or (ii) Borrower shall fail to deliver any Conversion Shares in accordance with the terms of the Company Note, late fees shall accrue as set forth in the Company Note, and in addition, the Company shall have ninety (90) days from delivery of notice of default from Tonaquint to cure the default, as set forth in more detail in the Company Note. If the Company fails to cure the Payment Default, Tonaquint may accelerate the Company Note by written notice to the Company, with the Outstanding Balance becoming immediately due and payable in cash at the Mandatory Default Amount (defined in the Company Note) equal to (i) the Outstanding Balance as of the date of acceleration (which Outstanding Balance, for the avoidance of doubt, will include all Late Fees that accrue until any applicable Payment Default is cured) multiplied by (ii) two hundred fifty percent (250%), along with other remedies, as set forth in the Company Note.

The Company Note, as well as a First Amendment to Security Agreement, which amended the Security Agreement entered as part of the June 2012 Tonaquint Transaction and Consent to Entry of Judgment by Confession, along with a First Amendment to Guaranty executed by all wholly owned subsidiaries of the Company, which amended the Amendment to Guaranty that was entered as part of June 2012 Tonaquint Transaction were each delivered along with the Settlement Agreement (collectively the "Transaction Documents"). The Transaction Documents contain representations and warranties of the Company and Tonaquint that are customary for transactions of this kind.

On December 22, 2014, the parties filed a Stipulated Motion to Dismiss with Prejudice the Action, and on that same day, the Court entered an Order of Dismissal, dismissing the Action in its entirety.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2014, and December 31, 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2014	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.004	$0.002
Third Quarter	$0.003	$0.002
Fourth Quarter	$0.002	$0.002

	Common Stock
Fiscal Year 2013	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.005	$0.002
Third Quarter	$0.003	$0.002
Fourth Quarter	$0.003	$0.002

(b) Holders. As of March 15, 2015, the Company Common Stock was held by approximately 660 shareholders of record. The Company’s transfer agent is Interwest Transfer Company, Inc., with offices at 1981 Murray Holiday Road, Suite 100, PO Box 17136, Salt Lake City, Utah 84117, phone number 801-272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2014, under which its common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,106,775	$1.01	5,106,775
Equity compensation plans not approved by security holders	N/A

Total	5,106,775	$1.01	5,106,775

Recent Issuances of Unregistered Securities

In the instances described under this sub-heading, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing securities.

Tonaquint, Inc.

On December 17, 2014, in settlement of the Action, the parties entered into a Settlement and Exchange Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Secured Convertible Promissory Note and the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, as well as the SGI Purchase Agreement, and all other documents that made up the March 2011 transaction between the Company and St. George, all of which have been set forth in detail in prior filings by the Company, were terminated, cancelled or otherwise extinguished.  Further pursuant to the Settlement Agreement, the Tonaquint Note was exchanged for a Secured Convertible Promissory Note of the Company in the principal amount of $2,500,000 (the "Company Note"), and certain of the other documents that were part of the June 27, 2012 transaction between the Company and Tonaquint (the “June 2012 Tonaquint Transaction”) were terminated, cancelled or otherwise extinguished, and certain of them were amended, as set forth below.

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

For each monthly payment, the Company may elect to designate all or any portion of the Installment Amount then due as a conversion eligible amount (hereafter “Conversion Eligible Amount”); provided that the total outstanding Conversion Eligible Amount that has not been converted by Tonaquint, as set forth below, at any given time may not exceed one hundred thousand dollars ($100,000) without Tonaquint’s prior written consent and subject to additional restrictions set forth in the Company Note. In the event the Company designates any portion of any monthly payment amount as a Conversion Eligible Amount, the applicable monthly payment shall be reduced by an amount equal to the portion thereof designated as a Conversion Eligible Amount. The Conversion Eligible Amount shall continue to be included in and be deemed to be a part of the Outstanding Balance (defined in the Company Note) of the Company Note unless and until such amount is either paid in cash by the Company or converted into Common Stock by Tonaquint. The Company may pay the Conversion Eligible Amount in cash, provided that no prepayments of cash shall reduce the Conversion Eligible Amount until the Outstanding Balance is equal to or less than the Conversion Eligible Amount.

Once the Company has designated amounts as Conversion Eligible Amount, Tonaquint may convert all or any portion of that amount into shares of the Company's Common Stock. In the event of a conversion by Tonaquint of a Conversion Eligible Amount, the number of Common Stock shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Company Note that is being converted by 70% of the average of the three (3) lowest Closing Bid Prices of the Common Stock (as defined in the Company Note) in the twenty (20) Trading Days immediately preceding the applicable Conversion.

The Company Note has an interest rate of 7.5%, compounding daily, which would increase to a rate of 15.0% on the happening of certain Events of Default (defined in the Company Note) that are not considered a Payment Default (defined in the Company Note), provided that the Company may cure the default in accordance with and subject to the terms set forth in the Company Note. Where a Payment Default occurs, including where (i) Borrower shall fail to pay any principal, interest, fees, charges, or any other amount when due and payable under that Company Note; or (ii) Borrower shall fail to deliver any Conversion Shares in accordance with the terms of the Company Note, late fees shall accrue as set forth in the Company Note, and in addition, the Company shall have ninety (90) days from delivery of notice of default from Tonaquint to cure the default, as set forth in more detail in the Company Note. If the Company fails to cure the Payment Default, Tonaquint may accelerate the Company Note by written notice to the Company, with the Outstanding Balance becoming immediately due and payable in cash at the Mandatory Default Amount (defined in the Company Note) equal to (i) the Outstanding Balance as of the date of acceleration (which Outstanding Balance, for the avoidance of doubt, will include all Late Fees that accrue until any applicable Payment Default is cured) multiplied by (ii) two hundred fifty percent (250%), along with other remedies, as set forth in the Company Note.

The Company Note, as well as a First Amendment to Security Agreement, which amended the Security Agreement entered as part of the June 2012 Tonaquint Transaction and Consent to Entry of Judgment by Confession, along with a First Amendment to Guaranty executed by all wholly owned subsidiaries of the Company, which amended the Amendment to Guaranty that was entered as part of June 2012 Tonaquint Transaction were each delivered along with the Settlement Agreement (collectively the "Transaction Documents"). The Transaction Documents contain representations and warranties of the Company and Tonaquint that are customary for transactions of this kind.

As of December 31, 2014, the Company did not issue any shares to Tonaquint.  The principal balance due on the Tonaquint note is $2,400,000 and $7,156 of interest as of December 31, 2014.

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2014.

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

Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include; transportation, collection materials, information used to determine donor eligibility and infectious disease testing of the maternal blood.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Biocordcell Argentina S.A.

Based in Buenos Aires, Biocordcell Argentina S.A., collects, processes and stores cord blood samples as a private bank for use in current or future medical therapies in Argentina, Uruguay and Paraguay. On September 29, 2014, the Company sold its ownership interest in BioCells to Diego Rissola, current Chairman and President of BioCells.  In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014. Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

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

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood and cord tissue, other tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2014, the Company did not recognize any franchise revenues.

Results of Operations for the Year Ended December 31, 2014 Compared To the Year Ended December 31, 2013

For the year ended December 31, 2014, the Company's total revenue increased to $4.33 million from $3.82 million, over the same period of 2013, an increase of 13%. Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and the third related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products. New enrollment/processing fees decreased approximately 2% to $0.98 million while recurring storage revenues increased approximately 5% to $2.52 million for the year ended December 31, 2014 versus the prior comparative period of December 31, 2013. The slight decrease in enrollment fees was attributable to increased discounting associated with initial enrollment fees indicating a more competitive market.  The total number of combined units of cord blood and cord tissue processed and stored increased year over year, as indicated by the 5% increase in recurring revenues.  The procurement of birth tissue increased from $0.39 million to $0.80 million in the year over year period of 2013 to 2014, an increase of 105%.  This growth is attributable to an increase in the demand of birth tissue from an existing relationship, coupled with an additional procurement agreement in place during the third quarter of 2014.  As a mix of total revenue for the year ended December 31, 2014, new enrollment/processing fees account for 23% of total revenues, recurring revenues account for 58% of total revenues, and the procurement of birth tissue 18% of the total revenues.  Comparatively for the period ended December 31, 2013, new enrollment/processing fees account for 26% of total revenues, recurring revenues account for 63% of total revenues, and the procurement of birth tissue 10% of the total revenues.  Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased from 29% to 32% for the comparative year ending 2014 versus 2013. The cost of services includes transportation of the umbilical cord blood, cord tissue and birth tissue from the hospital, direct material plus labor costs for processing and cryogenic storage, collection kit materials and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.23 million or 8% to $2.90 million from year ending 2014 to year ending 2013. The Company anticipates that through the growth and expansion of its Cord business, investment in automation, and continuing efficiencies in its own facilities, direct costs should decrease and gross profits will improve.

Administrative and selling expenses for the year ended December 31, 2014 were $3.10 million as compared to $2.91 million for the comparative period of 2013 representing a 7% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. Legal expenses associated with the Company litigation of St. George and Tonaquint increased $0.40 million in the year over year period and were the primary contributor to the overall increase in administrative and selling expenses.  Depreciation and amortization are included as an administrative expense. For the year ended 2014, depreciation and amortization was $0.47 million as compared to the year ended 2013 total of $0.54 million.  The Company continues to evaluate its administrative and selling expenses for alignment with revenues.

The Company's income from continuing operations was $0.24 million versus a loss of $2.98 million for the comparative period for the year ending 2014 to 2013, resulting in an increase of $3.22 million. The primary contributor to this increase is the one-time gain related the sale of Biocells.  The Company's net income was $0.24 million for the year ended December 31, 2014, an increase of $2.71 million from an overall net loss of $2.47 million for the year ended 2013; again attributable to the sale of BioCells.

Liquidity and Capital Resources

Total assets at December 31, 2014 were $3.86 million, compared to $6.08 million at December 31, 2013. The decrease in the total assets was primarily related to the sale of Bio which accounted for approximately $2.04 million in the year over year decrease.  The total liabilities at December 31, 2014 were $4.55 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.35 million, $0.36 million and $1.49 million respectively. At December 31, 2013, total liabilities were $6.09 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue $1.44 million, $0.34 million and $1.45 million respectively. Total liabilities decreased by $1.89 million, again primarily due to the sale of Bio.  The net impact of these changes resulted in total liabilities exceeding total assets by $0.69 million for the period ending December 31, 2014.

At December 31, 2014, the company had $0.75 million in cash, an increase of $0.04 million or 6% from the prior comparative period of 2013. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the year ended December 31, 2014, increased $1.39 million to $0.78 million or 227% from the prior comparative period of 2013.  During the last 12 months of 2014 there was no increase in notes payable for purposes of working capital.  However, the Company did reach a settlement with St. George and Tonaquint as more fully described in Note 15. Legal Proceedings, and made its first payment of $100,000 which is reflected as a use of cash in financing activities.  Net cash used in investing activities increased by $0.11 million as the Company increased its investment in property and equipment, and made a loan to Banco Vida.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. Over the past twelve months, the Company has sold its equity stake in Bio, increased revenues, negotiated more favorable vendor relationship agreements, and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, the Company could be forced to curtail or possibly cease operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2014 and 2013, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-23 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its President and Principal Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2014. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its President,Vice President, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2014, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2014.

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

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company

Joseph R. Vicente	52	Chairman, Director and President
Stephen Morgan	38	Vice President, General Counsel, and Secretary
Timothy McGrath	51	Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, Directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the Executive Officers as a group for services rendered to the Company in all capacities during the 2014 and 2013 fiscal years as shown in the following table.

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

Base Salary

The Company’s named Executive Officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are reviewed and approved by the Company’s Board of Directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s named Executive Officers in 2014 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2014, but the Company retains the position of providing such compensation considering a host of performance based criteria that will encourage executives to remain employed by the Company and also to attract persons of exceptional ability to become executives of the Company.

Employment Agreements

On December 18, 2014, the Company entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s President and Chairman of the Board, which is effective as of January 1, 2015 and shall terminate as of December 31, 2017, unless earlier terminated by the Company or Mr. Vicente in accordance with the agreement (the “Vicente Employment Agreement”).

The Vicente Employment Agreement provides for a base salary equal to $135,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 30% of Mr. Vicente’s base salary for that calendar year, provided that Mr. Vicente has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Vicente Employment Agreement.

The Vicente Employment Agreement provides for change of control termination payments, whereby if Mr. Vicente is terminated, his compensation reduced, or the employer terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount no less than the total of the highest annual salary and bonus amount set forth in the Vicente Employment Agreement multiplied by two (2).  The Employment Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause, which said payments shall be in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary, bonus, equity, stock options and other compensation, to be paid in equal, monthly installments over the 24-month period following termination.  The Vicente Employment Agreement includes two-year restrictions on competition and solicitation of customers following termination of the agreement.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Joseph Vicente	2014	110,943	37,500			148,443
President and Chairman	2013	110,943	12,500	0	0	128,724

Stephen Morgan	2014	125,000	30,000			155,000
Vice President and General Counsel	2013	125,000	8,250	0	0	133,250

(1)
Bonuses to the named Executive Officers reported above relating to 2014 were paid in December 2014 for achieving performance standards as established by the Board of Directors. Bonuses to the named Executive Officers reported above relating to 2013 were paid in December 2013 for achieving twelve month EBITDA performance standards as established by the Board of Directors.

(2)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 11 of the Notes to Financial Statements included in this Annual Report.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of the Company’s principal Executive Officers during 2014, and each person who served as an Executive Officer of CBAI as of December 31, 2014 (No grants were made during 2014):

2014 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)

Joseph Vicente Chairman and President	-	-	$-	$-

Stephen Morgan Vice President and General Counsel	-	-	$-	$-

Holdings of Previously Awarded Equity

2014 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	($)	Date
Joseph Vicente
President
	2,500		25.00	08/01/15
	1,500		25.00	12/31/15
	75,000		1.00	07/06/20
	150,685		.33	07/13/15
	150,685		.33	07/13/16
	150,685		.33	07/13/17
	607,324		1.00	12/31/19
	607,324		1.00	12/31/19
	77,343		4.10	07/01/20
	77,343		4.10	07/01/20

Option Exercises and Stock Vested

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2014

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Vicente	$--	$--	--	--	--	--	$--
Timothy McGrath	$--	$--	--	--	--	--	$--

On January 26, 2006 the Company’s Board of Directors approved a board compensation plan through 2011. In 2014 the Company did not issue any shares related to its Board of Directors Compensation.

Compensation Committee Interlocks and Insider Participation

The Company did not have a compensation committee during the year ended December 31, 2014. During the fiscal year ended December 31, 2014, none of the Company’s Executive Officers served on the Board of Directors of any entities whose directors or officers serve on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2015, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 890,000,000 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each Director and prospective Director of the Company;

●	The Company’s President and each person who serves as an Executive Officer of the Company; and all Executive Officers and Directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Approximate Percent of Class (%)
Common	Joseph Vicente	2,012,432	(2)	*	%
Common	Stephen Morgan	100,000		*	%
Common	Timothy G. McGrath	90,669		*	%
Common	All executive officers and directors as a group (3 persons)	2,203,101		*	%
———————
*	Less than 1% of the outstanding common stock.

(1)
Except as noted above, the address for the above identified Officers and Directors of the Company is c/o Helm Drive, Las Vegas, NV 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 890,000,000 shares of common stock outstanding on March 15, 2015 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2015 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(2)	Includes 1,900,387 currently exercisable options held by Mr. Vicente. Percentage calculation considers additional outstanding of the potential options listed herein

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Joya Griffith, LLC serves as the Company’s independent registered public accounting firm and audited its financials for the years ended December 31, 2014 and December 31, 2013.
	2014	2013
Audit fees	$93,105	$156,750

Tax Fees	$16,000	$17,500

Total	$109,105	$174,260

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	The Company’s Consolidated Financial Statements are listed on page F-3 of this Annual Report.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood American, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(7)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (29)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (11)

10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010. Stock Options (11)

10.9	Executed Stock Purchase Agreement on September 20, 2010 to Acquire Majority Interest in BioCordcell Argentina, SA. (12)

10.10	On March 20, 2011 Cord Blood America, Inc. Entered into a Note and Warrant Purchase Agreement with St. George Investments. (13)

10.11	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (17)

10.12	Entered into Agreement on June 22, 2012 with Shareholders of BioCells (18)

10.13	On June 29, 2012, Cord Blood America, Inc. closed a Securities Purchase Agreement with Tonaquint, Inc.(19)

10.14	On June 29, 2012, Cord Blood America, Inc. closed a Final and Full Payment Agreement with JMJ Financial, Inc. (19)

10.15	Employment Agreement between the Company and Stephen Morgan (30)

10.16	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (22)

10.17	On August 30, 2013 Cord Blood America, Inc. filed a complaint against St. George Investments, LLC and Tonaquint, Inc. (23)

10.18
On September 25, 2013, St. George Investments, LLC. and Tonaquint, Inc. filed an Answer and Counterclaim against Cord Blood America, Inc.  Additionally, Cord Blood America, Inc. received a Notice of Disposition of Collateral to sell its assets at a public auction.  (24)

10.19	On October 18, 2013, Cord Blood America, Inc. received from Tonaquint, Inc. a Notice of Cancellation to sell the Company assets. (25)

10.20	On December 30, 2013, the Company engaged De Joya Griffith, LLC to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (26)

10.21	Amended lease for Las Vegas facility (27)

10.22	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (28)

10.23	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (29)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(25) Filed as an exhibit to Current Report on Form 8K filed on October 22, 2013

(26) Filed as an exhibit to Current Report on Form 8K filed on January 10, 2014

(27) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2014

(28) Filed as an exhibit to Current Report on Form 8K filed on October 3, 2014

(29) Filed as an exhibit to Current Report on Form 8K filed on December 23, 2014

(30) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2015.

CORD BLOOD AMERICA, INC.

By:	/s/ Joseph R. Vicente
Joseph R. Vicente
President and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Vicente
Joseph R. Vicente	March 31, 2015
President and Chairman (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director)

/s/ Timothy McGrath
Timothy McGrath	March 31, 2015
Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and subsidiary (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith, LLC

Henderson, NV
March 25, 2015

Corporate Headquarters: De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702)563-1600 Fax: (702)920-8049

 CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (AUDITED)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$750,886	$708,760
Accounts receivable, net of allowance for doubtful accounts of $93,123 and $88,551	287,593	111,192
Prepaid expenses	79,657	73,368
Other current assets	101,569	145,064
Total current assets	1,219,705	1,038,384
Property and equipment, net of accumulated depreciation and amortization $640,772 and $543,714	127,018	178,431
Customer contracts and relationships, net of accumulated amortization $3,695,635 and $3,318,192	1,982,757	2,360,200
Note receivable – Banco Vida	75,000	--
Receivable – Biocells net of discount $215,991 and allowance of doubtful accounts $25,000	459,009	--
Assets held for sale		2,501,169
Total assets	$3,863,489	$6,078,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$363,079	$339,140
Accrued expenses	311,320	220,242
Deferred revenue	1,164,662	1,089,338
Derivative liability (current portion)	343,876	359,407
Interest on promissory notes	7,156	332,155
Promissory notes payable, net of unamortized discount of $350,362 and $58,704 (current portion)	449,638	1,441,335
Total current liabilities	2,639,731	3,781,617
Deferred revenue (long term portion)	327,975	362,822
Derivative liability (long term portion)	687,754	--
Promissory note payable, net of amortized discount of $700,723 (long term portion)	899,277	--
Liabilities held for sale	--	2,304,038
Total liabilities	4,554,737	6,448,477

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized,890,000,000 and 890,000,000 shares issued and outstanding, inclusive of treasury shares	89,000	89,000
Additional paid-in capital	53,264,971	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated other comprehensive income	--	410,827
Accumulated deficit	(53,455,386)	(53,685,436
Total cord blood stockholders’ deficit	(691,248)	(520,470)
Non-controlling interest	--	150,178
Total stockholders’deficit	(691,248)	(370,293)
Total liabilities and stockholders’ deficit	$3,863,489	$6,078,184

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (AUDITED)

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013

Revenue	$4,331,051	$3,821,667
Cost of services	(1,373,193)	(1,094,498)
Gross profit	2,957,858	2,727,169
Administrative and selling expenses	(3,126,805)	(2,909,662)
Loss from operations	(168,947)	(182,493)
Interest expense and change in derivative liability	(529,564)	(1,772,107)
Gain on debt extinguishment	175,905	--
Gain on foreign currency translation	331,011	--
Gain on sale of Biocell	769,841	--
Loss on discontinued operations	(338,196)	(1,024,286)
Income (loss) from continuing operations before provision for income taxes	240,050	(2,978,886)
Income taxes	--	--
Income (loss) from continuing operations after provision for income taxes	240,050	(2,978,886)
Income (loss)	240,050	(2,978,886)
Net income (loss) attributable to non-controlling interest	--	512,143
Net income (loss) attributable to Cord Blood America	240,050	(2,466,743)
Basic earnings per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net basic earnings per share	$0.00	$(0.01)
Diluted loss per share
Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,000	747,129,414
Diluted weighted average common shares outstanding
Net income (loss) before income taxes	$240,050	$(2,978,886)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	--	268,960
Comprehensive loss	$--	$(2,709,926)
Comprehensive income (loss) attributable to Cord Blood America	$240,050	$(2,709,926)

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 AND 2013 (AUDITED)

	Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Total

Ending Balance at December 31, 2012	376,234,408	$659,732	$50,871,033	$(599,833)	$141,867	$(51,218,693)	$662,231	$(516,427)
Adjustment on Common Stock for the Stock Split		(622,109)	622,109
Issuance of Common Stock for Debt Conversion	513,765,592	51,377	1,771,829					1,823,206
Consolidated Net Income						(2,466,743)	(512,143)	(2,978,886)
Comprehensive Income					286,960			286,960
Ending Balance at December 31, 2013	890,000,000	$89,000	$53,264,971	$(599,833)	$410,827	$(53,685,436)	$150,178	$(370,293)

Deconsolidated Biocord	--	--	--	--	(410,827)	--	(150,178)	(561,005)
Net Income	--	--	--	--	--	240,050	--	240,050

Ending Balance December 31, 2014	890,000,000	$89,000	$53,264,971	$(599,833)	--	$(53,445,386)	--	$(691,248)

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

	YEAR -ENDED	YEAR-ENDED
	DECEMBER 31,	DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$240,050	$(2,978,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of loan discount	(64,937)	1,267,725
Depreciation and amortization	474,501	541,809
Change in value of derivative liability	112,774	189,562
Gain on debt extinguishment	175,905	--
Impairment of Vidaplus investment	--	123,562
Bad debt	25,943	25,367
Gain on foreign currency translation	(331,011)	--
Net change in operating assets and liabilities
Changes in accounts receivable	(177,344)	(20,484)
Changes in other current assets	62,043	(3,677)
Changes in inventory	(18,548)	(18,548)
Changes in prepaid	(6,289)	(16,492)
Changes in accounts payable	23,939	(89,493)
Changes in accrued expenses	91,078	54,990
Changes in accrued interest	352,998	315,033
Changes in deferred revenue	40,477	(4,030)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	779,643	(613,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(45,645)	(6,499)
Loan to other entity	(75,000)	--
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(120,645)	(6,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	(100,000)	--
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(100,000)	--

CASH FLOW PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	(284,696)	1,109,982
Net cash used in investing activities	(226,422)	(136,098)
Foreign currency translation from discontinued operation	(5,754)	(38,596)
NET CASH FLOW FOR THE PERIOD PROVIDED BY (USED IN) DISCONTINUED OPERATION	(516,872)	935,288

NET INCREASE IN CASH	42,126	314,928

Cash balance at beginning of year	$708,760	$393,832
Cash balance at end of year	$750,886	$708,760
Supplemental Disclosures:
Cash paid for taxes	--	--
Cash paid for interest	--	--

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain"). In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“Bio”). CBAI and its subsidiaries engage in the following business activities:

●
CBAI and Cord specializes in providing private cord blood and cord tissue stem cell storage services to families to families throughout the United States and Puerto Rico.  Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.

●	Biocordcell Argentina S.A. specializes in providing private cord blood stem cell storage to families in Argentina, Uruguay and Paraguay.

●	Properties was formed to hold corporate trademarks and other intellectual property.

In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (BioCells), a company providing private cord blood processing and storage services to families in Argentina, Uruguay and Paraguay. On September 29, 2014, the Company sold its ownership interest in BioCells.  In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014 and 2013. Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.46 million as of December 31, 2014. In addition, CBAI has notes and loans payable of approximately $1.35 million as of December 31, 2014. The Company thus far has made a payment in cash provided by continuing operations.  However, the Company has no available common stock outstanding as of December 31, 2014, and as such, the Company may not be able to issue common stock to retire debt, if cash is not sufficient, until such time as the shareholders approve an increase in the number of shares authorized. The Company has announced a Special Shareholders Meeting to increase the number of shares on April 10, 2015.  These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, over the past eleven quarters, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, and divested its equity stake in both Stellacure and Bio, and received no additional funding from outside sources for working capital. During the year ended December 31, 2014 the Company had positive cash flow from operations of $0.78 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Accounts Receivable

Accounts receivable consist of the amounts due for the processing and storage of umbilical cord blood and cord tissue, other birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007 in addition to the acquisition of Biocordcell in 2010 (Note 3). During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense for the years ended December 31, 2014 and 2013 was $377,443 and $437,951 respectively.

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

Cord has a minority equity investment in China Stem Cells, Ltd., a Cayman Islands Company, a privately held company organized to conduct a stem cell storage business in China. In 2011, Cord acquired a minority equity investment in VidaPlus, an umbilical cord processing and storage company. The Company utilizes the cost method of accounting as it owns less than 20% of the outstanding common stock and only has the ability to exercise nominal, not significant, influence over these companies. The cost of this investment was $204,062 and represents 7% equity in VidaPlus. At December 31, 2012 the Company had an outstanding loan to VidaPlus in the amount of $246,525. During the year ended December 31, 2013, the Company recognized an impairment loss on the Vidaplus investments and notes receivable, and wrote-down its equity interest and notes receivable to $0.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2014, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2014, the Company did not recognize any franchise revenues.

Cost of Services

Costs are incurred as umbilical cord blood, cord tissue and birth tissue are collected. For Cord and/or Bio these costs include the transportation of the umbilical cord blood, cord tissue and birthing tissue from the hospital, direct material plus labor costs for processing and cryogenic storage, collection kit materials and allocated rent, utility and general administrative expenses. The Company expenses costs in the period incurred.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2014.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2014 and 2013. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2007 and by the IRS for years through 2008.

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The diluted weighted average common shares outstanding as of December 31, 2014 is 895,106,775.  Net loss per common share is calculated in accordance with ASC 260, Earnings per Share. Outstanding options to acquire common stock and warrants are not included in the computation of net loss per common share because the effects of inclusion are anti-dilutive.

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

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$750,886	$--	$--	$750,886

Derivative liability	--	--	(1,031,630)	(1,031,630)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.12% to 0.51%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 103%

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$708,760	$--	$--	$708,760

Derivative liability	--	--	(359,407)	(359,407)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.12% to 0.51%
Expected life	1 year or less
Dividend Yield	0%
Volatility	130% to 165%

The following is a reconciliation of the derivative liability:

Value at December 31, 2012	$354,654
Change in value of derivative	189,562
Value at December 31, 2013	$359,407
Change in value of derivative	112,774
Value at December 31, 2014	$1,031,630

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Reclassification

Amounts listed in connection with the assets held for sale, including liabilities and income or loss related to assets held for sale for Bio, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

Note 3. Summary of Acquisitions

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

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.  Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000.  Three payments are due by March 1, 2015, and then annually thereafter for ten years from June 1, 2015 through June 1, 2025. The Purchaser has defaulted on the December 1, 2014 and March 1, 2015 payments. The Company has sent such default notice, demanded payment, and is accruing interest at a default rate of 12%.

Note 4. Property and Equipment

At December 31, 2014 and 2013, property and equipment consists of:

	Useful Life (Years)	2014	2013

Furniture and fixtures	1-5	$23,030	$23,030
Computer equipment	5	208,116	175,338
Laboratory Equipment	1-5	73,602	60,734
Freezer equipment	7-15	362,830	362,830
Leasehold Improvements	5	100,212	100,212
		767,790	722,145
Less: accumulated depreciation and amortization		(640,772)	(543,714)
		$127,018	$178,431

For the years ended December 31, 2014 and 2013, depreciation expense totaled $97,058 and $103,857 respectively.

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

In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statement of Operations and reflect a gain in the amount of $769,841.  Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows in the amount used of $516,872.

A summary of certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction as of September 30, 2014 was as follows:

Cash	$37,432
Accounts receivable	142,510
Other current assets	104,388
Prepaid expenses	275,866
Total current assets	560,196
Property and equipment, net of accumulated depreciation	520,744
Customer contracts and relationships, net of amortization	1,019,147
Other assets	24,041
Goodwill	244,053
Total assets	$2,368,181

Accounts payable	$213,054
Accrued expenses	1,082,542
Deferred revenue	1,192,008
Total liabilities	$2,487,604

The gain on sale of BioCells reported during the period was determined as follows:

Receivable from sale of BioCells	$705,000
Unamortized discount on receivable	(215,991)
Receivable, net of discount	489,009

Net assets	(119,423)
Non-controlling interest	188,018
Comprehensive loss	(349,018)
Subtotal of disposal from sale of BioCells	(280,832)

Net gain on sale of BioCells	$769,841

Note 6. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2014 and December 31, 2013, notes and loans payable consist of:

	December 31, 2014	December 31, 2013

Convertible Promissory Note Payable to St. George Investment, secured by the Company’s assets, interest rate of 6.0% per annum, with payment due on or before March 10, 2015	--	$248,039
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before February 27, 2014	--	1,252,000
Secured Convertible Promissory Note to Tonaquint, Inc. 7.5% per annum; due on or before September 17, 2018.	2,400,000	--

	2,400,000	1,500,039
Less: Unamortized Discount	(1,051,085)	(58,704)
	$1,348,915	$1,441,335

Tonaquint, Inc.

On December 17, 2014, in settlement of the Action, the parties entered into a Settlement and Exchange Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Secured Convertible Promissory Note and the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, as well as the SGI Purchase Agreement, and all other documents that made up the March 2011 transaction between the Company and St. George, all of which have been set forth in detail in prior filings by the Company, were terminated, cancelled or otherwise extinguished.  Further pursuant to the Settlement Agreement, the Tonaquint Note was exchanged for a Secured Convertible Promissory Note of the Company in the principal amount of $2,500,000 (the "Company Note"), and certain of the other documents that were part of the June 27, 2012 transaction between the Company and Tonaquint (the “June 2012 Tonaquint Transaction”) were terminated, cancelled or otherwise extinguished, and certain of them were amended, as set forth below.

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The Company made its first payment of $100,000 in December 2014 in accordance with the prepayment provisions of the Agreement, and prior to the above referenced first payment date. The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

For each monthly payment, the Company may elect to designate all or any portion of the Installment Amount then due as a conversion eligible amount (hereafter “Conversion Eligible Amount”); provided that the total outstanding Conversion Eligible Amount that has not been converted by Tonaquint, as set forth below, at any given time may not exceed one hundred thousand dollars ($100,000) without Tonaquint’s prior written consent and subject to additional restrictions set forth in the Company Note. In the event the Company designates any portion of any monthly payment amount as a Conversion Eligible Amount, the applicable monthly payment shall be reduced by an amount equal to the portion thereof designated as a Conversion Eligible Amount. The Conversion Eligible Amount shall continue to be included in and be deemed to be a part of the Outstanding Balance (defined in the Company Note) of the Company Note unless and until such amount is either paid in cash by the Company or converted into Common Stock by Tonaquint. The Company may pay the Conversion Eligible Amount in cash, provided that no prepayments of cash shall reduce the Conversion Eligible Amount until the Outstanding Balance is equal to or less than the Conversion Eligible Amount.

Once the Company has designated amounts as Conversion Eligible Amount, Tonaquint may convert all or any portion of that amount into shares of the Company's Common Stock. In the event of a conversion by Tonaquint of a Conversion Eligible Amount, the number of Common Stock shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Company Note that is being converted by 70% of the average of the three (3) lowest Closing Bid Prices of the Common Stock (as defined in the Company Note) in the twenty (20) Trading Days immediately preceding the applicable Conversion.

The Company records debt discounts in connection with the issuance of convertible debt and the initial valuation of the derivative liability. The discounts are amortized to non cash interest expense over the life of the debt.

The Company Note has an interest rate of 7.5%, compounding daily, which would increase to a rate of 15.0% on the happening of certain Events of Default (defined in the Company Note) that are not considered a Payment Default (defined in the Company Note), provided that the Company may cure the default in accordance with and subject to the terms set forth in the Company Note. Where a Payment Default occurs, including where (i) Borrower shall fail to pay any principal, interest, fees, charges, or any other amount when due and payable under that Company Note; or (ii) Borrower shall fail to deliver any Conversion Shares in accordance with the terms of the Company Note, late fees shall accrue as set forth in the Company Note, and in addition, the Company shall have ninety (90) days from delivery of notice of default from Tonaquint to cure the default, as set forth in more detail in the Company Note. If the Company fails to cure the Payment Default, Tonaquint may accelerate the Company Note by written notice to the Company, with the Outstanding Balance becoming immediately due and payable in cash at the Mandatory Default Amount (defined in the Company Note) equal to (i) the Outstanding Balance as of the date of acceleration (which Outstanding Balance, for the avoidance of doubt, will include all Late Fees that accrue until any applicable Payment Default is cured) multiplied by (ii) two hundred fifty percent (250%), along with other remedies, as set forth in the Company Note.

The Company Note, as well as a First Amendment to Security Agreement, which amended the Security Agreement entered as part of the June 2012 Tonaquint Transaction and Consent to Entry of Judgment by Confession, along with a First Amendment to Guaranty executed by all wholly owned subsidiaries of the Company, which amended the Amendment to Guaranty that was entered as part of June 2012 Tonaquint Transaction were each delivered along with the Settlement Agreement (collectively the "Transaction Documents"). The Transaction Documents contain representations and warranties of the Company and Tonaquint that are customary for transactions of this kind.

As of December 31, 2014, the principal balance on the Tonaquint note was $2,400,000 and $7,156 of accrued interest.

Note 7. Investment and Notes Receivable, Related Parties

At December 31, 2014 and 2013, notes receivable consist of:

	2014	2013
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$75,000	$--

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	700,000	--

Unamortized discount on BioCells note receivable	(215,991)	--
Allowance of doubtful accounts on BioCells note receivable	(25,000)	--

	$531,009	$--

Under the Agreement with Purchaser of BioCells, the remaining payments are as follows: $10,000 on or before December 1, 2014 (past due); $15,000 on or before March 1, 2015 (past due); $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

This loan receivable is secured, non interest bearing, and subject to a 6% discount rate. As of December 31, 2014, the receivable has a balance of $489,009, net of unamortized discount of $215,991 and allowance of doubtful accounts of $25,000.  The Purchaser has defaulted on the December 31, 2014 and the March 1, 2015 payments.  The Company has sent such notice, demanded payment and is accruing interest at a default rate of 12%.

Note 8. Commitments and Contingencies

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

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

Contingencies

Employment Agreements

On December 18, 2014, the Company entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s President and Chairman of the Board, which is effective as of January 1, 2015 and shall terminate as of December 31, 2017, unless earlier terminated by the Company or Mr. Vicente in accordance with the agreement (the “Vicente Employment Agreement”).

The Vicente Employment Agreement provides for a base salary equal to $135,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 30% of Mr. Vicente’s base salary for that calendar year, provided that Mr. Vicente has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Vicente Employment Agreement.

The Vicente Employment Agreement provides for change of control termination payments, whereby if Mr. Vicente is terminated, his compensation reduced, or the employer terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount no less than the total of the highest annual salary and bonus amount set forth in the Vicente Employment Agreement multiplied by two (2).  The Employment Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause, which said payments shall be in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary, bonus, equity, stock options and other compensation, to be paid in equal, monthly installments over the 24-month period following termination.  The Vicente Employment Agreement includes two-year restrictions on competition and solicitation of customers following termination of the agreement.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2014, are as follows:

Rent
to be paid
2015	176,497
2016	180,997
2017	185,354
2018	189,842
2019	144,962
Total	$877,651

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2014 and 2013.

The Company’s stock option activity was as follows

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2013	6,323,570	1.01	5.76
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(752,740)	-	-
Outstanding, December 31, 2013	5,570,830	1.01	4.51
Forfeited/Expired	(464,055)	-	-
Outstanding, December 31, 2014	5,106,775	1.01	3.26
Exercisable at December 31, 2014	5,106,775	1.01	3.26

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,070,751	3.28	$0.83	5,070,751	$0.83
$21.00 — 30.00	18,126	0.13	25.00	18,126	25.00
$31.00— 51.00	17,898	3.26	31.21	17,898	31.21
	5,106,775	3.26	$1.01	5,106,775	$1.01

A summary of the activity for unvested employee stock options as of December 31, 2014 and changes during the year is presented below:

Weighted Average Grant Date Fair Value per Share

	Weighted Average Grant Date Fair Value per Share
	2014	2013	2014	2013
Non-vested at January 1, 2013 and 2014	--	150,685	$--	$0.33
Granted	---	--	--	--
Vested	--	150,685	--	0.33
Exercised	---	--	--	--
Cancelled	--	--	--	--
Pre-vested forfeitures	---	--	--	--
Non-vested at December 31, 2013	--	150,685	$--	$--

Note 11. Warrant Agreements

As part of the Settlement and Exchange Agreement entered into on December 17, 2014 between the Company and St. George, the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, was terminated, cancelled or otherwise extinguished.

The Company has not issued any warrants since January 1, 2012.

The following table summarizes the warrants outstanding and exercisable at December 31, 2014 and 2013 (post split):

	WARRANTS OUTSTANDING	EXERCISE PRICE	MATURITY DATE
2013	1,392,354	$0.01	3/10/2016
2014	--	--

Note 12. Income Tax

As of December 31, 2014, the Company had net operating gain of $240,050.  Future tax benefits for Cord Blood America which may arise as a result of these gains have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

2013

Deferred tax assets:
Net operating gain	$240,050

Total deferred tax assets	$446,666
Less: valuation allowance	(446,666)
Net deferred tax assets	$--

	Tax Loss (Gain)	Deferred Assets
Net income (loss)	240,050	84,018

Bad debt expense	943	330
Impairment	-	-
Accounts payable	363,079	127,078
Accrued expenses	311,320	108,962
Deferred revenue	1,492,635	522,422
Accounts receivable	(287,593)	(100,658)
Prepaid expense	(79,657)	(27,880)
Stock-based compensation	-	-
Meal & ent (50% of $10,504)	5,252	1,838
Gain on sales of Biocordcell	(769,841)	(269,44)

Tax loss for the year	1,276,188	446,666

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

During the year ended December 31, 2014, the Company did not issue any shares of common stock and had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 14.  Legal Proceedings

On August 30, 2013, Cord Blood America, Inc. (the “Company”) filed a Complaint in the United States District Court for the District of Utah, Central Division against Tonaquint, Inc. (“Tonaquint”) and St. George Investments, LLC (“St. George”) (collectively “Defendants”), case number 2:13-cv-00806-PMW (the “Action”), and on May 7, 2014, the Company filed an amended complaint.  Among other things, the Company alleged Defendants fraudulently induced the Company to enter into the June 27, 2012 Secured Convertible Promissory Note (“Tonaquint Note”), Securities Purchase Agreement (“Tonaquint Purchase Agreement”) and related documentation through misrepresentations.  The Company sought relief in the form of rescission or reformation of the Tonaquint Note, as well as a St. George Note and a Warrant issued to St. George as part of the previously disclosed March 10, 2011 transaction, as well as related agreements and documents, an order enjoining Defendants from foreclosing on the Notes or selling the Company’s assets, punitive and other damages in an unspecified amount, costs, attorneys’ fees, interest and such other relief as the Court deemed just and proper.

On September 25, 2013, Defendants each filed their Answer and Counterclaim in the Action, which they amended on March 22, 2014.  Among other claims, Defendants claimed the Company purportedly breached the March 10, 2011 Note and Warrant Purchase Agreement between St. George and the Company (“SGI Purchase Agreement”), Tonaquint Purchase Agreement, and Tonaquint Note, by, among other things, failing to maintain a share reserve, failing to increase the number of authorized shares, failing to call or hold a meeting to increase the authorized shares of Common Stock of the Company, and failing to make installment payments under the Tonaquint Convertible Note.  Defendants sought relief in the form of damages in an unspecified amount and an order from the Court requiring the Company to establish and maintain a share reserve for the benefit of the Defendants, along with costs, attorneys’ fees and such other relief as the Court deemed just and proper.

On December 17, 2014, in settlement of the Action, the parties entered into a Settlement and Exchange Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Secured Convertible Promissory Note and the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, as well as the SGI Purchase Agreement, and all other documents that made up the March 2011 transaction between the Company and St. George, all of which have been set forth in detail in prior filings by the Company, were terminated, cancelled or otherwise extinguished.  Further pursuant to the Settlement Agreement, the Tonaquint Note was exchanged for a Secured Convertible Promissory Note of the Company in the principal amount of $2,500,000 (the "Company Note"), and certain of the other documents that were part of the June 27, 2012 transaction between the Company and Tonaquint (the “June 2012 Tonaquint Transaction”) were terminated, cancelled or otherwise extinguished, and certain of them were amended, as set forth below.

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

For each monthly payment, the Company may elect to designate all or any portion of the Installment Amount then due as a conversion eligible amount (hereafter “Conversion Eligible Amount”); provided that the total outstanding Conversion Eligible Amount that has not been converted by Tonaquint, as set forth below, at any given time may not exceed one hundred thousand dollars ($100,000) without Tonaquint’s prior written consent and subject to additional restrictions set forth in the Company Note. In the event the Company designates any portion of any monthly payment amount as a Conversion Eligible Amount, the applicable monthly payment shall be reduced by an amount equal to the portion thereof designated as a Conversion Eligible Amount. The Conversion Eligible Amount shall continue to be included in and be deemed to be a part of the Outstanding Balance (defined in the Company Note) of the Company Note unless and until such amount is either paid in cash by the Company or converted into Common Stock by Tonaquint. The Company may pay the Conversion Eligible Amount in cash, provided that no prepayments of cash shall reduce the Conversion Eligible Amount until the Outstanding Balance is equal to or less than the Conversion Eligible Amount.

Once the Company has designated amounts as Conversion Eligible Amount, Tonaquint may convert all or any portion of that amount into shares of the Company's Common Stock. In the event of a conversion by Tonaquint of a Conversion Eligible Amount, the number of Common Stock shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Company Note that is being converted by 70% of the average of the three (3) lowest Closing Bid Prices of the Common Stock (as defined in the Company Note) in the twenty (20) Trading Days immediately preceding the applicable Conversion.

The Company Note has an interest rate of 7.5%, compounding daily, which would increase to a rate of 15.0% on the happening of certain Events of Default (defined in the Company Note) that are not considered a Payment Default (defined in the Company Note), provided that the Company may cure the default in accordance with and subject to the terms set forth in the Company Note. Where a Payment Default occurs, including where (i) Borrower shall fail to pay any principal, interest, fees, charges, or any other amount when due and payable under that Company Note; or (ii) Borrower shall fail to deliver any Conversion Shares in accordance with the terms of the Company Note, late fees shall accrue as set forth in the Company Note, and in addition, the Company shall have ninety (90) days from delivery of notice of default from Tonaquint to cure the default, as set forth in more detail in the Company Note. If the Company fails to cure the Payment Default, Tonaquint may accelerate the Company Note by written notice to the Company, with the Outstanding Balance becoming immediately due and payable in cash at the Mandatory Default Amount (defined in the Company Note) equal to (i) the Outstanding Balance as of the date of acceleration (which Outstanding Balance, for the avoidance of doubt, will include all Late Fees that accrue until any applicable Payment Default is cured) multiplied by (ii) two hundred fifty percent (250%), along with other remedies, as set forth in the Company Note.

The Company Note, as well as a First Amendment to Security Agreement, which amended the Security Agreement entered as part of the June 2012 Tonaquint Transaction and Consent to Entry of Judgment by Confession, along with a First Amendment to Guaranty executed by all wholly owned subsidiaries of the Company, which amended the Amendment to Guaranty that was entered as part of June 2012 Tonaquint Transaction were each delivered along with the Settlement Agreement (collectively the "Transaction Documents"). The Transaction Documents contain representations and warranties of the Company and Tonaquint that are customary for transactions of this kind.

On December 22, 2014, the parties filed a Stipulated Motion to Dismiss with Prejudice the Action, and on that same day, the Court entered an Order of Dismissal, dismissing the Action in its entirety.

Note 15. Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. The Company generates revenues related to the processing and preservation of umbilical cord blood and cord tissue. The Company’s long lived assets are located in, and substantially all of its revenues are generated from the United States of America and Argentina.

The table below presents certain financial information by business segment for the year ended December 31, 2014:

	Cord	Biocordcell		Segment Total	Consolidation Eliminations	Consolidated Total

Revenue from External Customers	$4,331,051	$		$4,331,051	$--	$4,331,051
Interest & Derivative Expense	529,564			529,564		529,564
Depreciation and Amortization	474,501			474,501		474,501
Segment Income (Loss) from Continuing Operations	240,050			240,050		240,050
Gain from Discontinued Operations			431,645	431,645		431,645
Segment Assets	$3,863,489	$		$3,863,489	$--	$3,863,489

The table below presents certain financial information by business segment for the year ended December 31, 2013:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Consolidated Total

Revenue from External Customers	$3,821,667		3,821,667	--	$3,821,667
Interest & Derivative Expense	1,772,107		1,772,107		1,772,107
Depreciation and Amortization	541,809		541,809		541,809
Segment Income (Loss) from Continuing Operations	(1,954,599)		(1,954,599)		(1,954,599)
Loss from Discontinued Operations		(1,024,286)			(1,024,286)
Segment Assets	$3,577,015	2,501,169	6,078,184	--	$6,078,184

Note 16. Subsequent Events

Special Shareholder Meeting

On February 10, 2015, the Company filed a Definitive 14A Proxy Statement providing Notice that a Special Meeting of Shareholders will take place on April 10, 2015 at 10:00 a.m. Pacific Standard Time at 1857 Helm Drive, Las Vegas, NV 89119.  The vote is to consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to increase the total number of shares of capital stock to 2,895,000,000, consisting of 5,000,000 Preferred Stock and 2,890,000,000 share of Common Stock.  The Board of Directors has recommended that the shareholders vote FOR the proposed increase.

AATB Accreditation

Effective February 27, 2015 through February 27, 2018 the Company received its Accreditation from the American Association of Tissue Banks for the recovery of musculoskeletal tissue for transplantation and/or educational research.   The Company believes this accreditation important to its continued growth in the procurement of birth tissue for therapeutic and/or research based products.

Employment Agreements

On March 31, 2015, the Company entered into an Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Corporate Secretary, which is effective as of April 1, 2015 and shall terminate as of March 31, 2018, unless earlier terminated by the Company or Mr. Morgan in accordance with the agreement (the “Morgan Employment Agreement”).

The Morgan Employment Agreement provides for a base salary equal to $130,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Morgan’s base salary for that calendar year, provided that Mr. Morgan has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Employment Agreement.

The Morgan Employment Agreement provides for change of control termination payments, whereby if Mr. Morgan is terminated, his compensation reduced, or the employer terminates his employment within one year after a change of control, then Mr. Morgan is entitled to a termination benefit in an amount no less than the total of the highest annual salary and bonus amount set forth in the Morgan Employment Agreement.  The Morgan Employment Agreement also provides for termination payments in the absence of a change of control in the event the Company terminates Mr. Morgan without cause, which said payments shall be in an amount equal to all compensation paid by the Company to Mr. Morgan for the 12 months preceding the termination, including salary, bonus, equity, stock options and other compensation, to be paid in equal, monthly installments over the 12-month period following termination.  The Morgan Employment Agreement includes one-year restrictions on competition and solicitation of customers following termination of the agreement.

Legal Proceedings

On March 10, 2015, Cryo-Cell International, Inc. ("Cryo-Cell") filed a Complaint against Cord Blood America, Inc. (the "Company") in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County Florida, Civil Division, case number 15-001558-CI (the "Action"). Cryo-Cell brought the Action requesting the Court to enter an order to compel the Company to hold an annual meeting of the shareholders of the Company to elect directors of the Company and to ratify the Company's auditors. Cryo-Cell also requested that the Court determine certain details pertaining to the requested annual meeting and asked for other relief, including attorney's fees and costs. In addition, Cryo-Cell filed an 8-K on March 10, 2015 stating “It is [Cryo-Cell’s] intention to nominate a slate of directors for election at this annual meeting. If [Cryo-Cell] were successful in its effort to elect directors to the board of CBAI, it is anticipated that [Cryo-Cell] would explore the potential for a merger with CBAI, with [Cryo-Cell] as the surviving entity.”