Form 10-Q
period 2015-03-31
Cord Blood America, Inc.
filed 2015-05-15
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 12, 2015, 1,271,052,632 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$644,230	$750,886
Accounts receivable, net of allowance for doubtful accounts of $108,087 and $93,123, respectively	384,772	287,593
Other current assets	137,274	101,569
Note receivable – Banco Vida – current portion	30,429	18,828
Prepaid expenses	74,937	79,657
Total current assets	1,271,642	1,238,533
Property and equipment, net of accumulated depreciation and amortization $656,773 and $640,772, respectively	125,940	127,018
Customer contracts and relationships, net of accumulated amortization $3,660,362 and $3,695,635, respectively	1,892,385	1,982,757
Note receivable – Banco Vida – long term portion	44,571	56,172
Receivable – Biocells net of discount $215,991 and allowance for doubtful accounts $25,000	459,009	459,009
Total assets	$3,793,547	$3,863,489

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$407,455	$363,079
Accrued expenses	320,928	311,320
Deferred revenue (current portion)	1,249,806	1,164,662
Derivative liability (current portion)	618,699	343,876
Interest on promissory notes	49,418	7,156
Promissory notes payable, net of unamortized discount of $488,300 and $350,362 (current portion)	611,700	449,638
Total current liabilities	3,258,006	2,639,731
Deferred revenue (long term portion)	316,949	327,975
Derivative liability (long term portion)	562,456	687,754
Promissory notes payable, net of amortized discount of $443,909 and $700,723 (long term portion)	556,090	899,277
Total liabilities	4,693,501	4,554,737

Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 890,000,000 and 890,000,000 shares issued and outstanding, inclusive of treasury shares, respectively	89,000	89,000
Additional paid-in capital	53,264,971	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,654,092)	(53,455,386)
Total stockholders’ deficit	(899,954)	(691,248)
Total liabilities and stockholders’ deficit	$3,793,547	$3,863,489

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (UNAUDITED)

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2015	2014

Revenue	$1,278,022	$919,508
Cost of services	(402,459)	(269,541)
Gross profit	875,563	649,967
Administrative and selling expenses	(773,606)	(806,453)
Income (loss) from operations	101,957	(156,486)
Interest expense and change in derivative liability	(310,663)	(171,391)
Net loss from continuing operations before provision for income taxes	(208,706)	(327,877)
Income taxes	--	--
Net loss from continuing operations after provision for income taxes	(208,706)	(327,877)
Loss from discontinued operations	--	(217,603)
Net loss	(208,706)	(545,480)
Net loss attributable to non-controlling interest	--	108,802
Net loss attributable to Cord Blood America	$(208,706)	(436,678)

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)
Net basic earnings per share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	890,000,000	890,000,000
Net loss	$(208,706)	$(545,480)
Other comprehensive income (loss)
Foreign currency translation adjustments	--	(223,534)
Comprehensive loss	--	(779,014)
Non-controlling interest	--	108,802
Comprehensive loss attributable to Cord Blood America	(208,706)	(670,212)

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE-MONTH PERIOD ENDED MARCH 31, 2015	THREE-MONTH PERIOD ENDED MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(208,706)	$(545,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of loan discount	118,875	53,968
Depreciation and amortization	105,987	134,198
Change in value of derivative liability	149,525	29,100
Bad debt	14,964	943
Net change in operating assets and liabilities
Changes in accounts receivable	(112,143)	(44,311)
Changes in other current assets	(35,705)	9,490
Changes in prepaid	4,720	(7,871)
Changes in accounts payable	44,376	77,251
Changes in accrued expense	9,608	(5,041)
Changes in accrued interest	42,262	88,323
Changes in deferred revenue	74,118	26,177
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	207,881	(183,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(14,537)	(1,550)
NET CASH USED IN INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	(14,537)	(1,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	(300,000)	--
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(300,000)	--

CASH FLOW PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	--	405,687
Net cash used in investing activities	--	(116,931)
Foreign currency translation from discontinued operation	--	(10,217)
NET CASH FLOW FOR THE PERIOD PROVIDED BY DISCONTINUED OPERATIONS	--	278,539

NET INCREASE (DECREASE) IN CASH	(106,656)	97,736

Cash balance at beginning of period	$750,886	$708,760
Cash balance at end of period	$644,230	$802,496

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Note 1. Organization and Description of Business

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc, CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International ("Rain”).  In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (BioCells), a company providing private cord blood processing and storage services to families in Argentina, Uruguay and Paraguay. On September 29, 2014, the Company sold its ownership interest in BioCells.  As such, all activities of BioCells are reported as discontinued operations. CBAI and its subsidiaries engage in the following business activities:

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.65 million as of March 31, 2015. In addition, CBAI has notes and loans payable of approximately $1.17 million, net of unamortized discount as of March 31, 2015. The Company made three additional payments of $100,000 each from cash provided by continuing operations and its existing cash balance during the quarter ended March 31, 2015.  However, the Company has no available common stock outstanding as of March 31, 2015, and as such, the Company may not be able to issue common stock to retire debt, if cash is not sufficient, until such time as the shareholders approve an increase in the number of shares authorized. The Company has announced a Special Shareholders Meeting to increase the number of shares on May 7, 2015.  These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, beginning in the second quarter of 2012, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates, and divested its equity stake in both Stellacure and Bio, and received no additional funding from outside sources for working capital. During the quarter ended March 31, 2015 the Company had positive cash flow from operations of $0.21 million. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, it could be forced to curtail or possibly cease operations.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly-owned and majority-owned subsidiaries, Cord and Biocordcell Argentina S.A. All significant inter-company balances and transactions, BioCells in 2014 only, have been eliminated upon consolidation.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations and comprehensive loss.

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

The following table summarizes fair value measurements by level at March 31, 2015 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$644,230	$—	$—	$644,230

Derivative liability	$—	$—	$(1,181,155)	$(1,181,155)

Derivative liability was valued under the Black-Scholes model, consistent with last year, with the following assumptions:

Risk free interest rate	0 to 0.13%
Expected life	0 to 1 years
Dividend Yield	0%
Volatility	0% to 112%

The following is a reconciliation of the derivative liability:

Value at December 31, 2014	$1,031,630
Change in value of derivative	$149,525
Value at March 31, 2015	$1,181,155

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

Note 3. Notes and Loans Payable, and Derivative Liabilities

At March 31, 2015 and December 31, 2014, notes and loans payable consist of:

	March 31, 2015	December 31, 2014

Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before February 17, 2018	2,100,000	2,400,000

	2,100,000	2,400,000
Less: Unamortized Discount	(932,100)	(1,051,085)
	$1,167,790	$1,348,915

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

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The Company made its first payment of $100,000 in December 2014 in accordance with the prepayment provisions of the Agreement, and prior to the above referenced first payment date. The Company made three additional payments of $100,000 each during January, February and March of 2015 totaling $300,000, in accordance with the prepayment terms of the Agreement.  The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

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

Note 4. Investment and Notes Receivable, Related Parties

At March 31, 2015 and December 31, 2014, notes receivable consist of:

	March 31, 2015	December 31, 2014
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$75,000	$75,000

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	700,000	700,000

Unamortized discount on BioCells note receivable	(215,991)	(215,991)
Allowance of doubtful accounts on BioCells note receivable	(25,000)	(25,000)

	$534,009	$534,009

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

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of March 31, 2015, the receivable has a balance of $489,009, net of unamortized discount of $215,991 and allowance of doubtful accounts of $25,000.  The Purchaser made the December 2014 payment in April, 2015 which will be reflected in the second quarter results, but is in default on the March 1, 2015 payment. The Company has sent such notice, demanded payment and is accruing interest at a default rate of 12%.

Note 5. Commitments and Contingencies

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). In connection with Tranche 2, the Company has loaned VidaPlus $246,525. Converting the investment from a loan into equity will take place within 24 months of the date the amount of shares due to the Company pursuant to the second tranche is calculated. The third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR). VidaPlus contracts through Stellacure and their relationship with the German Red Cross for their processing and storage.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares and maintains a liquidation preference in VidaPlus.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of March 31, 2015, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem.

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

On March 31, 2015, the Company entered into an Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Corporate Secretary, which is effective as of April 1, 2015 and shall terminate as of March 31, 2017, unless earlier terminated by the Company or Mr. Morgan in accordance with the agreement (the “Morgan Employment Agreement”).

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

As more fully described in Note 11, Subsequent Events, Mr. Vicente's and Mr Morgan’s Agreements were amended to no longer provide them the sole discretion to receive salary and bonus compensation in the form of cash versus stock.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of March 31, 2015, are as follows:

Rent
to be paid
2015	135,092
2016	184,243
2017	188,600
2018	193,088
2019	147,397
Total	$848,420

Note 6. Related Party Transactions

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended March 31, 2015.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2014	5,570,830	1.01	4.51
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	464,055	-	-
Outstanding, December 31, 2014	5,106,775	1.01	3.26
Exercisable at December 31, 2014	5,106,775	1.01	3.26
Forfeited/Expired	12,522	-	-
Outstanding, March 31, 2015	5,094,453	1.01
Exercisable at March 31, 2015	5,094,253	1.01	4.26

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,070,751	3.03	$0.83	5,070,751	$0.72
$21.00 — 30.00	5,604	0.38	25.00	5,604	15.04
$31.00— 51.00	17,898	3.02	31.21	17,898	31.21
	5,094,253	3.01	$1.01	5,094,253	$0.86

A summary of the activity for unvested employee stock options as of March 31, 2015 and changes during the period presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2015	--	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at March 31, 2015	--	0.39

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

The Company has not issued any warrants since January 1, 2012 and there are no warrants outstanding as of March 31, 2015.

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

During the year quarter ended March 31, 2015, the Company did not issue any shares of common stock and had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2015:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,278,022	$--	$1,278,022	$--	$1,278,022
Interest & Derivative Expense	310,663	--	310,663	--	310,663
Depreciation and Amortization	105,987	--	105,987	--	105,987
Segment Loss from Continuing Operations	(208,706)	--	(208,706)	--	(208,706)
Segment Assets	$3,793,547	$--	$3,793,547	--	$3,793,547

The table below presents certain financial information by business segment for the three months ended March 31, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$919,508	$--	$919,508	$--	919,508
Interest & Derivative Expense	171,391	--	171,391	--	171,391
Depreciation and Amortization	134,198	--	134,198	--	134,198
Segment Income (Loss) from Continuing Operations	(327,877)	--	(327,877)	--	(327,877)
Loss from Discontinued Operations	--	(217,603)	(217,603)	--	(217,603)
Segment Assets	$3,823,904	$1,933,977	5,757,881	$--	5,757,881

Note 11. Subsequent Events

Red Oak Agreement

On April 9, 2015, Cord Blood America, Inc. (the "Company") executed a Preferred Stock Purchase Agreement (the “Purchase Agreement”) and a Stockholder Agreement with Red Oak Fund LP, Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively the “Purchasers” or “Red Oak”). Subsequently, on April 14, 2015, the Company and Red Oak closed the transaction.

Pursuant to the Purchase Agreement, the Purchasers are to deliver to the Company, at Closing (defined in the Purchase Agreement), $724,000 (the “Purchase Price”), and the Company is to deliver to the Purchasers 724,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).  The Purchase Price proceeds shall be used as repayment to the Company’s outstanding debt obligations.  The terms of the Preferred Stock are set forth in Articles of Amendment to Articles of Incorporation of the Company (“Articles of Amendment”) that were designated by the Board of Directors of the Company on April 9, 2015.

As set forth in the Articles of Amendment, the Preferred Stock shall be convertible into common stock of the Company at the “Conversion Rate,” where each holder of Preferred Stock shall be entitled to common stock in accordance with the number of shares of Preferred Stock they hold divided by the total shares of Preferred Stock outstanding, 724,000 shares, multiplied by the “Maximum Common Converted Share Number,” which is 29.9793% of the outstanding shares of the Company on a fully diluted and converted basis assuming the conversion of all convertible securities, including the conversion of the Preferred Stock.  The Preferred Stock shall not be converted until such time as there are sufficient authorized common stock shares, which are not reserved for other purposes, in order that all of the Preferred Stock can be converted to common shares.  When there are sufficient such shares, all of the Preferred Stock shall automatically be converted to common stock at the Conversion Rate.

Further pursuant to the Articles of Amendment, while Preferred Stock is outstanding, the holders of Preferred Stock, voting exclusively and as a separate class, are entitled to elect three (3) Directors to the Board of Directors of the Company (the “Series A Directors”).  The Series A Directors may be removed without cause only by a vote of the holders of the Preferred Stock.  As set forth in the Purchase Agreement, the Board of Directors shall consist of a total of six (6) Directors, and under the Articles of Amendment, in the event of a Deadlock Resolution Event (defined in the Articles of Amendment), the holder of a majority of the Preferred Stock shall propose three (3) potential Independent Qualified Directors (defined in the Articles of Amendment), and the Board of the Company shall select one of them to serve as the Independent Qualified Director, in order to vote to break a deadlock.

In addition, on any matter presented to the stockholders for vote, the Preferred Stock shall vote as a class with the holders of common stock, and each share of Preferred Stock shall entitle the holder thereof to such number of votes as if the Preferred Stock were converted to common stock at the Conversion Rate.

Amended Employment Agreements

Effective April 9, 2015, as part of the transaction with Red Oak, the Company entered into an Amendment to Executive Employment Agreement with Joseph R. Vicente, the Company’s President and Chairman of the Board, amending Mr. Vicente’s January 1, 2015 Executive Employment Agreement, as well as an Amendment to Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Secretary, amending Mr. Morgan’s April 1, 2015 employment agreement such that Mr. Vicente and Mr. Morgan no longer have the option, in their sole discretion, to receive their salary and bonus amounts in the form of Company stock, rather than cash.

Election of Directors

On April 14, 2015, Cord Blood America, Inc. (the “Company”) closed a Preferred Stock Purchase Agreement and a Stockholder Agreement on April 9, 2015 with Red Oak Fund LP, Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively “Red Oak”), and pursuant thereto, filed Articles of Amendment to Articles of Incorporation of the Company (“Articles of Amendment”) (collectively the “Red Oak Transaction”).   The holders of Preferred Stock issued pursuant to the Red Oak Transaction were entitled to elect three (3) Directors to the Board of Directors of the Company. Accordingly, David Sandberg, Anthony Snow and Adrian Pertierra were elected as Directors of the Company, effective April 15, 2015.

Compensation of Directors

After the election of three (3) additional Directors to the Board of Directors of the Company effective April 15, 2015 and as set forth in the Company’s Form 8-K filing on April 16, 2015, the Company’s Board of Directors is now comprised of: David Sandberg, Anthony Snow, Adrian Pertierra, Joseph Vicente, who is also the Company’s President, and Timothy McGrath.

On April 17, 2015, the Board established compensation for non-management Directors of $5,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Adrian Pertierra), $2,000 per year for the Chairman of the Compensation Committee (currently Tim McGrath), $3,000 per year for the Chairman of the Audit Committee (currently Anthony Snow), and $4,000 per year for the Chairman of the Board (currently David Sandberg).  David Sandberg, the Chairman of the Board, has informed the Board that he will waive all board compensation for 2015 due to him.  Joseph Vicente will receive no compensation for serving as a Director.

Special Shareholders Meeting

On February 23, 2015, the Company filed a Definitive 14A Proxy Statement providing Notice that a Special Meeting of Shareholders will take place on April 10, 2015 at 10:00 a.m. Pacific Standard Time at 1857 Helm Drive, Las Vegas, NV 89119.  The vote is to consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to increase the total number of shares of capital stock to 2,895,000,000, consisting of 5,000,000 Preferred Stock and 2,890,000,000 shares of Common Stock.  On April 22, 2015, the Company adjourned the Special Shareholders Meeting to May 7, 2015, in order to provide the shareholders adequate time to review the details of the Red Oak transaction; and as such, filed a DefinitiveA 14A Proxy Statement providing related information to the Red Oak investment.   The Board of Directors has recommended that the shareholders vote FOR the proposed increase.

On May 7, 2015, the Special Shareholders Meeting was held, and the Company announced that the increase in the authorized shares in Common Stock to 2,890,000,000 was approved by the shareholders.

Red Oak Conversion from Preferred to Common Shares

As a result of the increase in the authorized shares being approved by the shareholders on May 7, 2015, and per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converts into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company.

Debt Repayment

On April 15, 2015, the Company made a payment to Tonaquint in the amount of $750,000, principally with the funds from the Red Oak Agreement.  This pre-payment in accordance with the settlement documents between the Company and Tonaquint, applies to payments due on August 17, 2015 through February 17, 2016 (7 months); and a partial payment of $50,000 to the $100,000 balance due on March 17, 2016.

Annual Shareholders Meeting

The Board of Directors set June 9, 2015 as the Record Date for the Company’s Annual General Meeting, to be held July 14, 2015, to elect Directors, ratify auditors and approve changes to the Company’s Articles of Incorporation and Bylaws.

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

The following information should be read in conjunction with the Company’s March 31, 2015 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its condensed consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments During the Quarter

Special Shareholder Meeting

On February 10, 2015, the Company filed a Definitive 14A Proxy Statement providing Notice that a Special Meeting of Shareholders will take place on April 10, 2015 at 10:00 a.m. Pacific Standard Time at 1857 Helm Drive, Las Vegas, NV 89119.  The vote is to consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to increase the total number of shares of capital stock to 2,895,000,000, consisting of 5,000,000 Preferred Stock and 2,890,000,000 share of Common Stock.  The Board of Directors has recommended that the shareholders vote FOR the proposed increase. As more fully described in Note 11, Subsequent Events, a Special Shareholders Meeting was held, and the Company announced the increase in shares was approved by the shareholders.

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

Employment Agreement

On March 31, 2015, the Company entered into an Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Corporate Secretary, which is effective as of April 1, 2015 and shall terminate as of March 31, 2018, unless earlier terminated by the Company or Mr. Morgan in accordance with the agreement (the “Morgan Employment Agreement”).

The Morgan Employment Agreement provides for a base salary equal to $130,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Morgan’s base salary for that calendar year, provided that Mr. Morgan has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Employment Agreement.  As more fully described in Note 11. Subsequent Events, Mr. Morgan’s employment agreement was amended to no longer provide him the sole discretion to receive salary and bonus compensation in the form of stock versus cash.

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

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition.

Results of Operations for the Three-Months Ended March 31, 2015

For the three months ended March 31, 2015, total revenue increased to approximately $1.28 million from $0.92 million, an increase of 39% over the same period of 2014.  Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and the third related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  New enrollment/processing fees decreased approximately 14% to $0.20 million while recurring storage revenues increased approximately 7% to $0.66 million for the quarter ended March 31, 2015 versus the prior comparative period of March 31, 2014. The major factor in the decrease in enrollment fees was attributable to increased discounting associated with initial enrollment fees indicating a more competitive market.  The procurement of birth tissue increased from $0.07 million to $0.42 million in the quarter over quarter period of 2014 to 2015, an increase of 494%.  This growth is attributable to an increase in the demand of birth tissue from an existing relationship, coupled with an additional procurement agreement in place during the third quarter of 2014.  As a mix of total revenue for the quarter ended March 31, 2015, new enrollment/processing fees account for 16% of total revenues, recurring revenues account for 51% of total revenues, and the procurement of birth tissue 33% of the total revenues.  Comparatively for the quarter ended March 31, 2014, new enrollment/processing fees account for 25% of total revenues, recurring revenues account for 67% of total revenues, and the procurement of birth tissue 8% of the total revenues.  Cord remains focused on strategic organic growth which management hopes will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 31% for the period ended March 31, 2015 compared to 29% the same prior period of 2014. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.23 million or 35% to approximately $0.88 million for the period ending March 31, 2015 from the prior three month period of 2014. The Company anticipates that through the growth and expansion of its Cord business, seasonal adjustments and continuing efficiencies in its own facilities, direct costs should decrease and gross profits should continue to improve.

Administrative and selling expenses for the three months ended March 31, 2015 were $0.77 million as compared to $0.81 million for the comparative period of 2014 representing a 4% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility related expenses and wages for personnel. The Company continues to evaluate its expenses and their relationship to revenues for alignment. Depreciation and amortization are included as an administrative expense. For the three month period ending March 31, 2015, depreciation and amortization was approximately $0.11 million versus $0.13 million for the prior comparative period of 2014.

The Company’s income from operations was $0.10 million versus a loss of $0.16 million for the comparative period of 2015 from 2014. The Company’s net loss was $0.21 million for the period ended March 31, 2015, compared to a net loss of $0.55 million for the period ended March 31, 2014.

Liquidity and Capital Resources

Total assets at March 31, 2015 were $3.79 million, compared to $3.86 million at December 31, 2014. Total liabilities at March 31, 2015 were $4.69 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.17 million, $0.41 million and $1.57 million respectively. At December 31, 2014, total liabilities were $4.55 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.35 million, $0.36 million and $1.49 million respectively.

For the period ending March 31, 2015, the company had $0.64 million in cash, a decrease of $0.15 million from the prior comparative period ending March 31, 2014 of $0.80 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the quarter ended March 31, 2015, increased $0.39 million to $0.21 million from the prior comparative period of 2014.  During the first quarter of 2015 there was no increase in notes payable for purposes of working capital.  However, as part of the Company’s settlement with St. George and Tonaquint reached in December of 2014, the Company made three additional prepayments on the convertible note of $100,000 each for a total of $300,000 which is reflected as a use of cash in financing activities.  Net cash used in investing activities increased by $0.11 million as the Company increased its investment in property and equipment.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2015. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 7, 2015, the Company filed a Motion to Dismiss the Complaint on grounds that the Action was filed in an improper venue.  On April 14, 2015, as agreed to by the parties, the Court entered an Order on [the Company’s] Motion to Dismiss and Order of Transfer, transferring the Action to the Circuit Court of Palm Beach County, Florida.

ITEM 1A.  RISK FACTORS

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the three months ended March 31, 2015.

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

Tonaquint

Under the Company Note, the Company shall make monthly payments to Tonaquint, with the first payment due on or before April 17, 2015, and with payments continuing thereafter until the Company's Note is paid in full, with a maturity date that is 33 calendar months after the effective date of December 17, 2014. The Company made its first payment of $100,000 in December 2014 in accordance with the prepayment provisions of the Agreement, and prior to the above referenced first payment date. The Company made three additional payments of $100,000 each during January, February and March of 2015 totaling $300,000, in accordance with the prepayment terms of the Agreement. The amount of the monthly payments is $100,000 (the “Installment Amount”); provided, however, that if the remaining amount owing under the Company Note as of the applicable Installment Date (defined in the Company Note) is less than $100,000, then the Installment Amount for such Installment Date shall be equal to the outstanding amount. The Company may prepay any or all of the outstanding amount of the Company Note at any time, without penalty. In the event the Company prepays an amount that is less than the outstanding amount, then the prepayment amount shall be applied to the next Installment Amount(s) due under the Company Note.

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

As of March 31, 2015, the Company did not issue any shares to Tonaquint.  The principal balance due on the Note was $2,100,000 and $49,418 of interest as of March 31, 2015.

Repurchase of Shares

The Company did not repurchase any of its shares during the quarter ended March 31, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Quarterly Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(6)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (22)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (11)

10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)

10.9	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (15)

10.10	Employment Agreement between the Company and Stephen Morgan (23)

10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)

10.12
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (19)

10.13	Amended lease for Las Vegas facility (20)

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)

10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(9) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(10) Filed as an exhibit to Current Report on Form 10Q filed on May 5, 2010

(11) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(12) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(13) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(14) Filed as an exhibit to Current Report on Form 8K filed on September 12, 2011

(15) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(16) Filed as an exhibit to Current Report on Form 10Q filed on August 14, 2012

(17) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(18) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(19) Filed as an exhibit to Current Report on Form 8K filed on January 10, 2014

(20) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2014

(21) Filed as an exhibit to Current Report on Form 8K filed on October 3, 2014

(22) Filed as an exhibit to Current Report on Form 8K filed on December 23, 2014

(23) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: May 15, 2015	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)