Form 10-Q
period 2015-06-30
Cord Blood America, Inc.
filed 2015-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of August 12, 2015, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$708,146	$750,866
Accounts receivable, net of allowance for doubtful accounts of $123,079 and $93,123, respectively	500,845	287,593
Other current assets	142,683	101,569
Note receivable – Banco Vida – current portion	44,571	18,828
Prepaid expenses	66,798	79,657
Total current assets	1,473,043	1,238,533
Property and equipment, net of accumulated depreciation and amortization of $669,966 and $640,772, respectively	115,686	127,018
Customer contracts and relationships, net of accumulated amortization of $3,870,850 and $3,695,635, respectively	1,807,542	1,982,757
Note receivable – Banco Vida – long term portion	30,429	56,172
Receivable – BioCells net of discount $215,991 and allowance for doubtful accounts $15,000	459,009	459,009
Total assets	$3,875,709	$3,863,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$295,646	$363,079
Accrued expenses	123,019	311,320
Deferred revenue (current portion)	1,314,831	1,164,662
Derivative liability (current portion)	146,809	343,876
Interest on promissory notes	78,292	7,156
Promissory notes payable, (current portion) net of unamortized discount of $105,468 and $350,362, respectively	199,217	449,638
Total current liabilities	2,157,814	2,639,731
Deferred revenue (long term portion)	306,026	327,975
Derivative liability (long term portion)	503,679	687,754
Promissory notes payable, (long term portion) net of amortized discount of $361,838 and $700,723, respectively	683,477	899,277
Total liabilities	3,650,996	4,554,737

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, respectively, inclusive of treasury shares	127,207	89,000
Additional paid-in capital	53,954,514	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,257,175)	(53,445,386)
Total stockholders’ equity (deficit)	224,713	(691,248)
Total liabilities and stockholders’ equity (deficit)	$3,875,709	$3,863,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2015	2014

Revenue	$2,690,990	$1,938,779
Cost of services	(911,133)	(558,047)
Gross profit	1,779,857	1,380,732
Administrative and selling expenses	(1,645,490)	(1,651,785)
Income (loss) from operations	134,367	(271,053)
Interest expense and change in derivative liability	(273,773)	(821,667)
Net loss from continuing operations before provision for income taxes	(139,406)	(1,092,720)

Loss from discontinued operations	--	(379,434)
Gain on recovery of loan receivable	10,000	--
Gain on settlement payable	346,269	--
Loss on legal settlement	(28,652)	--
Income taxes	--	--
Net income (loss)	188,211	(1,472,154)
Net loss attributable to non-controlling interest	--	189,717
Net loss attributable to Cord Blood America	188,211	(1,282,437)

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net basic earnings per share	$0.00	$(0.00)
Diluted loss per share
Continuing operations	$0.00	$-
Discontinued operations	$0.00	$-
Net diluted earnings per share	$0.00	$-

Weighted average common shares outstanding
Basic weighted average common shares outstanding	991,282,212	890,000,000
Diluted weighted average common shares outstanding	996,376,465	-
Net income (loss)	188,211	(1,472,155)
Other comprehensive income (loss)
Foreign currency translation adjustments	--	243,277
Comprehensive loss	--	(1,228,878)
Non-controlling interest	--	189,717
Comprehensive income (loss) attributable to Cord Blood America	$188,211	$(1,039,161)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2015	2014

Revenue	$1,412,968	$1,019,271
Cost of services	(508,674)	(288,506)
Gross profit	904,294	730,765
Administrative and selling expenses	(871,884)	(845,332)
Income (loss) from operations	32,410	(114,567)
Interest expense and change in derivative liability	36,890	(650,276)
Net income (loss) from continuing operations before provision for income taxes	69,300	(764,843)

Loss from discontinued operations	--	(161,831)
Gain on recovery of loan receivable	10,000	--
Gain on settlement of payable	346,269	--
Loss on legal settlement	(28,652)	--
Income taxes	--	--
Net income (loss)	$396,917	$(926,674)
Net loss attributable to non-controlling interest	--	80,915
Net income (loss) attributable to Cord Blood America	396,917	(845,759)

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net basic earnings per share	$0.00	$(0.00)
Diluted earnings per share
Continuing operations	$0.00	$-
Discontinued operations	$0.00	$-
Net diluted earnings per share	$0.00	$-

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,091,451,433	890,000,000
Diluted weighted average common shares outstanding	1,091,451,433
Net income (loss)	$396,917	$(926,674)
Other comprehensive income (loss)
Foreign currency translation adjustments	--	9,743
Comprehensive loss	--	(916,931)
Non-controlling interest	--	80,915
Comprehensive income (loss) attributable to Cord Blood America	$396,617	$(836,016)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$188,211	$(1,092,720)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of loan discount	283,779	72,370
Depreciation and amortization	204,408	268,559
Change in value of derivative liability	(381,142)	594,340
Bad debt	49,215	943
Gain on recovery of loan receivable	(10,000)	--
Net change in operating assets and liabilities
Changes in accounts receivable	(262,467)	(19,595)
Changes in other current assets	(22,566)	43,431
Changes in inventory	12,859	(18,548)
Changes in prepaid	(18,548)	(35,281)
Changes in accounts payable	(67,433)	124,078
Changes in accrued expense	(184,551)	(10,853)
Changes in accrued interest	71,136	156,102
Changes in deferred revenue	128,220	(34,898)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(8,879)	47,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(17,861)	(4,868)
Payment for recovery of loan receivable	10,000	--
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(7,861)	(4,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	724,000	--
Repayment of notes payable	(750,000)	--
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(26,000)	--

CASH FLOW USED IN DISCONTINUED OPERATIONS
Net cash provided by operating activities	--	(225,894)
Net cash used in investing activities	--	(123,844)
Foreign currency translation from discontinued operation	--	210,797
NET CASH FLOW FOR THE PERIOD PROVIDED BY DISCONTINUED OPERATIONS	--	(138,941)

NET DECREASE IN CASH	(42,740)	(95,881)

Cash balance at beginning of period	$750,886	$797,761
Cash balance at end of period	$708,146	$701,880

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$--	$--
Cash paid for taxes	$--	$--
Non-cash investing and financing activities:
Shares issues for settlement of payable	$3,750	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $53.26 million as of June 30, 2015. In addition, CBAI has notes and loans payable of approximately $0.88 million, net of unamortized discount as of June 30, 2015. Although the Company made payments of $750,000 on the note and loan payable balance during the quarter ending June 30, 2015; principally with the funds from the Company’s Agreement with Red Oak, there is no assurance that cash flow from operations will be sufficient or that common stock could be issued to retire the remaining debt balance.  These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, beginning in the second quarter of 2012 the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and divested its equity stake in both Stellacure and BioCells, and received no additional funding from outside sources for working capital. During the quarter ended June 30, 2015 the Company had a slightly negative cash flow from operations of $0.01 million. The Company plans to fund the business via cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, it could be forced to curtail or possibly cease operations.

In view of these conditions, CBAI's ability to continue as a going concern is dependent upon its ability to meet its financing requirements, and to ultimately achieve consistent profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event CBAI cannot continue as a going concern.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial model. At June 30, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations and comprehensive income (loss).

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

The following table summarizes fair value measurements by level at June 30, 2015 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$708,146	$—	$—	$708,146

Derivative liability	$—	$—	$(650,488)	$(650,488)

Derivative liability was valued under the Binomial model, consistent with last year, with the following assumptions:

Risk free interest rate	0.64%
Expected life	2.25 years
Dividend Yield	0%
Volatility	114%

The following is a reconciliation of the derivative liability:

Value at December 31, 2014	$1,031,630
Change in value of derivative	$381,142
Value at June 30, 2015	$650,488

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

In April 2015, the FASB issued an accounting standard update on simplifying the presentation of debt issuance costs.  The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  Updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Notes and Loans Payable

At June 30, 2015 and December 31, 2014 notes and loans payable consist of:

	June 30, 2015	December 31, 2014

Secured Convertible Promissory Note to Tonaquint, Inc. 7.5% per annum; due on or before February 17, 2018	$1,350,000	$2,400,000

	1,350,000	2,400,000
Less: Unamortized Discount	(467,306)	(1,051,085)
	$882,694	$1,348,915

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

Note 4. Investment and Notes Receivable, Related Parties

At June 30, 2015 and December 31, 2014, notes receivable consist of:

	June 30, 2015	December 31, 2014
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$75,000	$75,000

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	690,000	700,000

Unamortized discount on BioCells note receivable	(215,991)	(215,991)
Allowance of doubtful accounts on BioCells note receivable	(15,000)	(25,000)

	$534,009	$534,009

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

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of June 30, 2015, the receivable has a balance of $690,000.  The Purchaser made the March 2015 payment plus interest in July 2015, and a partial payment of the June 2015 payment, which will be reflected in the third quarter results, but is in default on the June 1, 2015 payment. The Company has sent such notice, demanded payment and is accruing interest at a default rate of 12%.

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

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of the Company's competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Three of the patents at issue expired in 2010 and two additional patents in May 2015. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter.   As of June 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269, and a credit to the accounts payable and accrued expenses accounts on its balance sheet.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of June 30, 2015, are as follows:

Rent
to be paid
2015	90,441
2016	184,243
2017	188,600
2018	193,088
2019	147,397
Total	$803,769

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

Note 7. Legal Proceedings

On March 10, 2015, Cryo-Cell International, Inc. ("Cryo-Cell") filed a Complaint against Cord Blood America, Inc. (the "Company") in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County Florida, Civil Division, case number 15-001558-CI (the "Action"). Cryo-Cell brought the Action requesting the Court to enter an order to compel the Company to hold an annual meeting of the shareholders of the Company to elect directors, requesting that the Court determine certain details pertaining to the annual meeting and asking for other relief, including attorney's fees and costs.

On April 7, 2015, the Company filed a Motion to Dismiss the Complaint on grounds that the Action was filed in an improper venue.  On April 14, 2015, as agreed to by the parties, the Court entered an Order transferring the Action to the Circuit Court of Palm Beach County, Florida.

On June 15, 2015, the parties entered a settlement related to the Action, the terms of which are confidential.  On June 23, 2015, the Court entered a Final Order of Dismissal, dismissing the Action.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended June 30, 2015.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2014	5,570,830	1.01	4.51
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	464,055	-	-
Outstanding, December 31, 2014	5,106,775	1.01	3.26
Exercisable at December 31, 2014	5,106,775	1.01	3.20
Forfeited/Expired	12,522	-	-
Outstanding, March 31, 2015	5,094,253	0.86
Exercisable at March 31, 2015	5,094,253	0.86	3.08
Forfeited/Expired	-
Outstanding, June 30, 2015	5,094,253	0.86	2.90
Exercisable, June 30, 2015	5,094,253	0.86

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	5,070,751	2.92	$0.72	5,070,751	$0.72
$21.00 — 30.00	5,604	0.03	15.04	5,604	15.04
$31.00— 51.00	17,898	2.90	31.21	17,898	31.21
	5,094,253	2.90	$0.86	5,094,253	$0.86

A summary of the activity for unvested employee stock options as of June 30, 2015 and changes during the period are presented below:

Weighted Average Grant Date Fair Value per Share

	Stock Options	Weighted Avg. Grant Date Fair Value per Share
Nonvested at January 1, 2014	--	0.39
Granted	--	--
Vested	--	--
Exercised	--	--
Cancelled	--	--
Pre-vested forfeitures	--	--
Nonvested at June 30, 2015	--	0.39

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

The Company has not issued any warrants since January 1, 2012 and there are no warrants outstanding as of June 30, 2015.

Note 10.  Stockholder’s Equity

Preferred Stock

CBAI has 5,000,000 shares of $.0001 par value preferred stock authorized.

Common Stock

The Company’s Articles of Incorporation were amended to increase the authorized common stock to 2,890,000,000 shares, par value $0.0001, up from 890,000,000. This amendment was adopted by the Company’s Board of Directors on January 21, 2015, and its Shareholders at a Special Meeting of Shareholders called for this purpose on May 7, 2015.

Pursuant to the Purchase Agreement executed on April 9, 2015 between the Company and Red Oak Partners, LLC, Red Oak paid $724,000 to the Company, and the Company delivered 724,000 shares of Series A Convertible Preferred Stock to Red Oak. The purchase price proceeds were used as repayment to the Company’s outstanding debt obligations.  As a result of the increase in the authorized shares being approved by the shareholders on May 7, 2015, and per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converted into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company. The common stock had a fair market value of $724,000.  The Company also issued 1,013,514 shares of common stock to employees for 2014 bonuses which had a fair market value of $3,750.

As of June 30, 2015 CBAI had 1,272,066,146 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 11.  Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. Cord primarily generates revenues related to the processing and preservation of umbilical cord blood and cord tissue. Cord’s long-lived assets are located in, and substantially all of its revenues are generated from the United States of America.

The table below presents certain financial information by business segment for the six months ended June 30, 2015:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$2,690,990	$--	$2,690,990	$--	$2,690,990
Interest & Derivative Expense	(273,773)	--	(273,773)	--	(273,773)
Depreciation and Amortization	204,408	--	204,408	--	204,408
Segment Loss from Continuing Operations	(139,406)	--	(139,406)	--	(139,406)
Segment Assets	$3,875,709	$--	$3,875,709	$--	$3,875,709

The table below presents certain financial information by business segment for the three months ended June 30, 2015:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,412,968	$--	$1,412,968	$--	$1,412,968
Interest & Derivative Expense	36,890	--	36,890	--	36,890
Depreciation and Amortization	98,421	--	98,421	--	98,421
Segment Income (Loss) from Continuing Operations	69,300	--	69,300	--	69,300
Segment Assets	$3,875,709	$--	$3,875,709	--	$3,875,709

The table below presents certain financial information by business segment for the six months ended June 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,938,779	$--	$1,938,779	$--	$1,938,779
Interest & Derivative Expense	(821,667)	--	(821,667)	--	(821,667)
Depreciation and Amortization	268,559	--	268,559	--	268,559
Segment Income (Loss)	(1,092,720)	--	(1,092,720)	--	(1,092,720)
Loss from discontinued operations		(379,434)	(379,434)	--	(379,434)
Segment Assets	$4,270,207	$--	$4,270,207	$--	$4,270,207

The table below presents certain financial information by business segment for the three months ended June 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,019,271	$--	$1,019,271	$--	$1,019,271
Interest & Derivative Expense	(650,276)	--	(650,276)	--	(650,276)
Depreciation and Amortization	134,360	--	134,360	--	134,360
Segment Income (Loss)	(764,843)	--	(764,843	--	(764,843
Loss from discontinued operations		(161,831)		--
Segment Assets	$4,270,207	$--	$4,270,207	--	$4,270,207

Note 12. Subsequent Events

The Company's previously set Annual General Meeting, to be held July 14, 2015, to elect Directors, ratify auditors and approve changes to the Company’s Articles of Incorporation and Bylaws was moved to August 6, 2015.  The Annual Meeting was held and the following proposals passed:

Proposal 1 to elect five directors nominated by the Board of Directors named in the Proxy Statement; David Sandberg, Anthony Snow, Adrian Pertierra, Timothy McGrath and Joseph Vicente.

Proposal 2 to ratify the appointment of De Joya Griffith, LLC as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2015;

Proposal 5 to consider and act upon a proposal to approve an amendment to the Amended and Restated Articles of Incorporation to require that, in the case of a combination, the authorized shares should be reduced commensurately with the reduction in outstanding shares and approval to conform cross-references and other immaterial clean-up changes in the Amended and Restated Articles of Incorporation;

Proposal 6 to approve (on an advisory basis) the Company's executive compensation.

The following proposals required the approval of 2/3 of the issued common shares did not pass:

Proposal 3 to consider and act upon a proposal to approve an amendment to the Amended and Restated Articles of  Incorporation of the Company to declassify the Board of Directors and to require that all directors stand for annual election;

Proposal 4 to consider and act upon a proposal to approve an amendment to the Amended and Restated Articles of Incorporation to change the shareholder vote required to amend Articles III, IV, and V of the Articles of Incorporation from a supermajority common shareholder vote requirement to a majority vote requirement.

Finally, regarding Proposal 7, to conduct an advisory vote on the frequency of future advisory votes on executive compensation, “every three years” obtained the most votes.

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

The following information should be read in conjunction with the Company’s June 30, 2015 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Special Shareholders Meeting

On February 23, 2015, the Company filed a Definitive 14A Proxy Statement providing Notice that a Special Meeting of Shareholders will take place on April 10, 2015 at 10:00 a.m. Pacific Standard Time at 1857 Helm Drive, Las Vegas, NV 89119.  The vote is to consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to increase the total number of shares of capital stock to 2,895,000,000, consisting of 5,000,000 Preferred Stock and 2,890,000,000 shares of Common Stock.  On April 22, 2015, the Company adjourned the Special Shareholders Meeting to May 7, 2015, in order to provide the shareholders adequate time to review the details of the Red Oak transaction; and as such, filed a Definitive 14A Proxy Statement providing related information to the Red Oak investment.   The Board of Directors recommended that the shareholders vote FOR the proposed increase.

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

Legal Settlement

On June 15, 2015, Cryo-Cell International and the Company entered into a settlement from previous Complaint filed by Cryo-Cell as more fully described in Note 7. Legal Proceedings.  On June 23, 2015, the Court entered a Final Order of Dismissal, dismissing the Action, the terms of which are confidential.

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

Results of Operations for the Three-Months Ended June 30, 2015

For the three months ended June 30, 2015, total revenue increased to approximately $1.41 million from $1.02 million, an increase of 39% over the same period of 2014.  Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and fees associated with other tissue related products. The increase in revenue is due to growth in recurring storage fees and fees from other tissue related products. For the three months ended June 30, 2015 recurring revenues accounted for 47% of total revenue. Cord remains focused on strategic organic growth which management anticipates will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 36% for the three month period ending June 30, 2015 compared to 28% the same prior period of 2014. The increasing mix of business related to other tissue related products is a primary contributor to the increase in cost of services.  The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.17 million or 24% to approximately $0.90 million for the three month period ending June 30, 2015 from the prior three month period of 2014.

The Company’s income from operations was $0.03 million versus a loss of $0.11 million for the three month comparative period of 2015 from 2014. The Company’s net income was $0.40 million for the three month period ending June 30, 2015, compared to a net loss of $0.93 million for the period ended June 30, 2014.  The large positive increase in net income for the three month period ending June 30, 2015 is primarily attributable to a one-time adjustment in accounts payable and accrued expenses of approximately $346,000 as more fully described in Note 5, Commitments and Contingencies, Pharmastem.

Results of Operations for the Six-Months Ended June 30, 2015

For the six months ended June 30, 2015, total revenue increased to approximately $2.70 million from $1.94 million, an increase of 39% over the same period of 2014.  Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and fees associated with other tissue related products. The increase in revenue is due to growth in recurring storage fees and fees from other tissue related products. For the six months ended June 30, 2015 recurring revenues accounted for 49% of total revenue. Cord remains focused on strategic organic growth which management anticipates will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 34% for the period ending March 31, 2015 compared to 29% the same prior period of 2014. The increasing mix of business related to other tissue related products is a primary contributor to the increase in cost of services. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.40 million or 29% to approximately $1.78 million for the six month period ending June 30, 2015 from the prior six month period of 2014.

The Company’s income from operations was $0.14 million versus a loss of $0.27 million for the six month comparative period of 2015 from 2014. The Company’s net income was $0.19 million for the six month period ending June 30, 2015, compared to a net loss of $1.47 million for the period ended June 30, 2014.  The positive net income for the six month period ending June 30, 2015 is primarily attributable to a one-time adjustment in accounts payable and accrued expenses of approximately $346,000 as more fully described in Note 5, Commitments and Contingencies, Pharmastem.

Liquidity and Capital Resources

Total assets at June 30, 2015 were $3.88 million, compared to $3.86 million at December 31, 2014. Total liabilities at June 30, 2015 were $3.65 million consisting primarily of promissory notes, accounts payable and deferred revenue $0.88 million, $0.30 million and $1.62 million respectively. At December 31, 2014, total liabilities were $4.55 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.35 million, $0.36 million and $1.49 million respectively.

At June 30, 2015, the company had $0.71 million in cash, a decrease of $0.43 million from the period ending December 31, 2014 of $0.75 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the quarter ended March 31, 2015, decreased $0.57 million to a negative $0.01 million from the prior comparative period of 2014.  During the six month period of 2015 there was no increase in notes payable for purposes of working capital.  However, the Company’s made a $750,000 prepayment on the convertible note held by Tonaquint which is reflected as a use of cash in financing activities.  Net cash used in investing activities increased by $0.07 million as the Company increased its investment in property and equipment.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. However, since the beginning of the second quarter of 2012, the Company has reduced operating expenses, ended investment in its unconsolidated affiliates and received no additional funding from outside sources for working capital. The Company plans to continue to operate on its cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products, the Company could be forced to curtail or possibly cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2015. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 10, 2015, Cryo-Cell International, Inc. ("Cryo-Cell") filed a Complaint against Cord Blood America, Inc. (the "Company") in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County Florida, Civil Division, case number 15-001558-CI (the "Action"). Cryo-Cell brought the Action requesting the Court to enter an order to compel the Company to hold an annual meeting of the shareholders of the Company to elect directors, requesting that the Court determine certain details pertaining to the annual meeting and asking for other relief, including attorney's fees and costs.

On April 7, 2015, the Company filed a Motion to Dismiss the Complaint on grounds that the Action was filed in an improper venue.  On April 14, 2015, as agreed to by the parties, the Court entered an Order on [the Company’s] Motion to Dismiss and Order of Transfer, transferring the Action to the Circuit Court of Palm Beach County, Florida.

On June 15, 2015, the parties entered a settlement related to the Action, the terms of which are confidential.  On June 23, 2015, the Court entered a Final Order of Dismissal, dismissing the Action.

ITEM 1A.  RISK FACTORS

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the six months ended June 30, 2015.

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

As of June 30, 2015, the Company did not issue any shares to Tonaquint.  The principal balance due on the Note was $1,350,000 and $78,292 of interest as of June 30, 2015.

Red Oak Partners, LLC

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

As a result of the increase in the authorized shares being approved by the shareholders on May 7, 2015, and per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converted into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company.

Repurchase of Shares

The Company did not repurchase any of its shares during the quarter ended June 30, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

NONE
26
ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION

2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)

3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)

3.1(ii)	Articles of Amendment to Articles of Incorporation (5)

3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc.(6)

3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (16)

3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (23)

3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (28)

3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)

10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)

10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (22)

10.3	Lease for Las Vegas Facility (11)

10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)

10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)

10.7	License and Cooperation Agreement with AXM Pharma effective March 31, 2010 (11)

10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)

10.9	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (15)

10.10	Employment Agreement between the Company and Stephen Morgan (23)

10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)

10.12
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (19)

10.13	Amended lease for Las Vegas facility (20)

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)

10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)

10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)

10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)

10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Andrian Pertierra. (26)

10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)

10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(20) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2014

(21) Filed as an exhibit to Current Report on Form 8K filed on October 3, 2014

(22) Filed as an exhibit to Current Report on Form 8K filed on December 23, 2014

(23) Filed as an exhibit to Current Report on Form 10K filed on March 31, 2015

(24) Filed as an exhibit to the Current Report on Form 8K filed on April 14, 2015

(25)  Filed as an exhibit to the Current Report on Form 8K filed on April 14, 2015

(26) Filed as an exhibit to the Current Report on Form 8K filed on April 16, 2015

(27) Filed as an exhibit to the Current Report on Form 8K filed on April 22, 2015

(28) Filed as an exhibit to the Current Report on Form 8K filed on May 13, 2015

(29) Filed as an exhibit to the Current Report on Form 8K filed on May 29, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

Date: August 14, 2015	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
Chairman and President
(Principal Executive Officer and
Principal Financial and Accounting Officer)