Form 10-Q
period 2015-09-30
Cord Blood America, Inc.
filed 2015-11-16
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of November 12, 2015, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets September 30, 2015 (unaudited) and December 31, 2014 (audited)	3

	Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and September 30, 2014	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	2

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014

Current assets:
Cash	$776,782	$750,886
Accounts receivable, net of allowance for doubtful accounts of $105,037 and $93,123, respectively	532,686	287,593
Other current assets	138,411	101,569
Note receivable – Banco Vida – current portion	40,635	18,828
Prepaid expenses	86,667	79,657
Total current assets	1,575,181	1,238,533
Property and equipment, net of accumulated depreciation and amortization of $683,612 and $640,772, respectively	107,071	127,018
Customer contracts and relationships, net of accumulated amortization of $3,641,671 and $3,676,947, respectively	1,722,419	1,982,757
Note receivable – Banco Vida – long term portion	30,429	56,172
Receivable - BioCells net of discount of $220,991	439,026	459,009
Total assets	$3,874,126	$3,863,489

Current liabilities:
Accounts payable	$210,987	$363,079
Accrued expenses	122,972	311,320
Deferred revenue – current portion	1,328,290	1,164,662
Derivative liability – current portion	143,481	343,876
Interest on promissory notes	104,779	7,156
Promissory notes payable, net of unamortized discount of $94,476 and $350,362, respectively	219,679	449,638
Total current liabilities	2,130,188	2,639,731

Deferred revenue - long term portion	304,342	327,975
Derivative liability - long term portion	389,775	687,754
Promissory notes payable – long term portion – net of unamortized discount of $127,403 and $350,362, respectively	596,765	899,277
Total liabilities	3,421,070	4,554,737

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 890,000,000 shares authorized, 1,272,066,146 and 890,000,000 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	89,000
Additional paid-in capital	53,954,510	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,028,828)	(53,445,386)
Total stockholders’ equity (deficit)	453,056	(691,248)
Total liabilities and stockholders' equity (deficit)	$3,874,126	$3,863,489

See accompanying notes to these condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2015	2014

Revenue	$4,121,503	$3,136,047
Cost of services	(1,456,646)	(981,111)
Gross profit	2,664,857	2,154,936
Administrative and selling expenses	(2,304,120)	(2,405,840)
Income (loss) from operations	360,737	(250,904)
Interest expense and change in derivative liability	(291,778)	(303,159)
Income (loss) from continuing operations before provision for income taxes	68,959	(554,063)

Loss from discontinued operations	--	(338,196)
Gain on recovery of loan receivable	29,982	--
Gain on settlement payable	346,269	--
Gain on sale of BioCell	--	1,115,191
Loss on legal settlement	(28,652)	--
Net income	$416,558	$222,932

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net basic earnings per share	$0.00	$0.00
Diluted loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,085,905,369	890,000,000
Diluted weighted average common shares	1,090,999,022	890,958,445

See accompanying notes to these condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2015	2014

Revenue	$1,430,513	$1,197,268
Cost of services	(545,513)	(423,064)
Gross profit	885,000	774,204
Administrative and selling expenses	(658,630)	(754,054)
Income from operations	226,370	20,150
Interest expense and change in derivative liability	(18,005)	518,508
Income from continuing operations before provision for income taxes	208,365	538,658

Loss from discontinued operations	--	(148,479)
Gain on recovery of loan receivable	19,982	--
Gain on sale of BioCells	--	1,115,191
Net income	$228,347	$1,505,370

Basic loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net basic earnings per share	$0.00	$0.00
Diluted loss per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,471,327,890	890,000,000
Diluted weighted average common shares	1,476,922,143	890,958,445

See accompanying notes to these condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$416,558	$222,932
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan discount	692,529	50,831
Depreciation and amortization	303,177	402,252
Change in value of derivative liability	(498,374)	(20,760)
Bad debt	55,370	943
Gain on recovery of loan receivable	(29,982)	--
Net change in operating assets and liabilities
Changes in accounts receivable	(280,480)	(213,003)
Changes in other current assets	(36,842)	17,746
Changes in prepaid	(7,010)	2,370
Changes in accounts payable	(152,092)	118,384
Changes in accrued expense	(184,602)	32,636
Changes in accrued interest	97,623	264,895
Changes in deferred revenue	139,995	77,364
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	515,870	956,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(22,892)	(38,034)
Payment for loan receivable	--	(75,000)
Proceeds from recovery of loan receivable	29,982	--
Proceeds from note receivable - Banco Vida	3,936	--
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	11,026	(113,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	724,000	--
Repayment of notes payable	(1,225,000)	--
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(501,000)	--

CASH FLOW USED IN DISCONTINUED OPERATIONS:
Net cash provided by operating activities	--	(630,046)
Net cash used in investing activities	--	(226,422)
Foreign currency translation from discontinued operation	--	3,585
NET CASH FLOW FOR THE PERIOD USED IN DISCONTINUED OPERATIONS	--	(852,883)

NET INCREASE (DECREASE) IN CASH	25,896	(9,327)

Cash balance at beginning of period	$750,886	$708,760
Cash balance at end of period	$776,782	$699,433
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$--	$--
Cash paid for taxes	$--	$--
Non – cash investing and financing activities:
Shares issued for settlement of payable	$3,750	$--

See accompanying notes to these condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying financial statements of CBAI and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has experienced net losses until recently from operations, which losses have caused an accumulated deficit of approximately $53.03 million as of September 30, 2015. In addition, CBAI has notes and loans payable of approximately $0.82 million, net of unamortized discount as of September 30, 2015. Although the Company made payments of $175,000 on the note and loan payable balance during the quarter ending September 30, 2015; with funds from the Company’s operational cash flows, there is no assurance that cash flow from operations will be sufficient or that common stock could be issued to retire the remaining debt balance. On August 17, 2015, the Company received a notice of termination from Banco Vida with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  Such termination will have a negative impact on the Company’s revenue from storage and processing as well as the supply of tissue related products in 2016 unless the Company enters into an extension with Banco Vida or finds alternative or replacement sources. These factors, among others, raise substantial doubt about CBAI's ability to continue as a going concern.

Since inception, the Company has financed cash flow requirements through the issuance of common stock and warrants for cash, services and loans. In 2014, the Company has divested its equity stake in BioCells, and received no additional funding from outside sources for working capital. During the quarter ended September 30, 2015 the Company had cash flow from operations of $0.52 million. The Company plans to fund the business via cash flows from operations by aligning its expenses with its revenues. If cash flows from operations are significantly less than projected, then the Company would need to either cut back on its budgeted spending, look to outside sources for additional funding or a combination of the two. The Company currently does not have any financing agreements in place for additional funding. If the Company is unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of its products, it could be forced to curtail or possibly cease operations.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial model. At September 30, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of operations and comprehensive income (loss).

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

Fair Value Measurements
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2015 of assets and liabilities measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$(533,256)	$(533,256)

Derivative liability was valued under the Binomial model, consistent with last year, with the following assumptions:

Risk free interest rate	0 to 0.84%
Expected life	0 to 2 years
Dividend Yield	0%
Volatility	0% to 114%

The following is a reconciliation of the derivative liability:

Value at December 31, 2014	$1,031,630
Change in value of derivative	$(498,374)
Value at September 30, 2015	$533,256

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

Note 3. Notes and Loans Payable

At September 30, 2015 and December 31, 2014 notes and loans payable consist of:

	September 30, 2015	December 31, 2014
Secured Convertible Promissory Note to Tonaquint, Inc., 6% per annum; due on or before September 17, 2017	$1,175,000	$2,400,000

	1,175,000	2,400,000
Less: Unamortized Discount	(356,556)	(1,051,085)
	$818,444	$1,348,915

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

Note 4:  Investment and Notes Receivable, Related Parties

At September 30, 2015 and December 31, 2014, notes receivable consist of:

	September 30, 2015	December 31, 2014
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$71,064	$75,000

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	670,017	700,000

Unamortized discount on BioCells note receivable	(220,991)	(215,991)
Allowance of doubtful accounts on BioCells note receivable	(10,000)	(25,000)

	$510,090	$534,009

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

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of September 30, 2015, the receivable has a balance of $670,017.  The Purchaser made the final principal plus default interest payments in October and November, of the June 2015 payment, which will be reflected in the year end results.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under whether Tranche 2, Tranche 3 or otherwise. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares and maintains a liquidation preference in VidaPlus.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of the Company's competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Three of the patents at issue expired in 2010 and two additional patents in May 2015. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter.   As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269, and a credit to the accounts payable and accrued expenses accounts on its balance sheet.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of September 30, 2015, are as follows:

Rent
to be paid
2015	45,790
2016	184,243
2017	188,600
2018	193,088
2019	147,397
Total	$759,118

Note 6.  Related Party Transactions and Commitments

China Stem Cells, Ltd.

In March of 2010, the Company acquired pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of an equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company is to receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. China Stem Cells, Ltd has not been paid any royalty balance due to date, and it remains doubtful that any such royalties will be collected.

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

VidaPlus

The Company holds approximately 9.24% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeded the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and convertible loan receivable.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended September 30, 2015.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, January 1, 2014	5,570,830	1.01	5.76
Exercised	-	-	-
Forfeited/Expired	460,055	-	-
Outstanding, December 31, 2014	5,106,775	1.01	4.51
Exercisable at December 31, 2014	5,106,775	1.01	4.51
Forfeited/Expired	488,652
Outstanding, September 30, 2015	4,618,123	1.01	3.51
Exercisable, September 30, 2015	4,618,123	1.01

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	4,616,623	4.11	$1.04	4,616,623	$1.04
$21.00 — 30.00	1,500	0.54	25.00	1,500	25.00
	4,618,123	4.11	$1.05	4,618,123	$1.05

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

As of September 30, 2015 CBAI had 1,272,066,146 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

Note 10.  Segment Reporting

Guidance issued by the FASB requires that public business enterprises report financial and descriptive information about its reportable operating segments. Cord primarily generates revenues related to the processing and storage of umbilical cord blood and cord tissue. Cord’s long-lived assets are located in, and since 2015, substantially all of its revenues are generated from the United States of America.

The table below presents certain financial information by business segment for the nine months ended September 30, 2015:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$4,121,503	$--	$4,121,503		$4,121,503
Interest & Derivative Expense	(291,778)	--	(291,778)		(291,778)
Depreciation and Amortization	303,177	--	303,177		303,177
Segment Income from continuing operations	68,959	--	68,959		68,957
Segment Assets	$3,874,126	$--	$3,874,126		$3,874,126

The table below presents certain financial information by business segment for the three months ended September 30, 2015:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,430,513	$--	$1,430,513		$1,430,513
Interest & Derivative Expense	(18,005)	--	(18,005)		(18,005)
Depreciation and Amortization	98,769	--	98,769		98,769
Segment Income from Continuing Operations	208,368	--	208,368		208,368
Segment Assets	$3,874,126	$--	$3,874,126		$3,874,126

The table below presents certain financial information by business segment for the nine months ended September 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$3,136,047	$--	$3,136,047		3,136,047
Interest & Derivative Expense	(303,159)	--	(303,159)		(303,159)
Depreciation and Amortization	402,252	--	402,252		402,252
Segment Income (Loss) from Continuing Operations	(554,063)	$--	(554,063)		(554,063)
Gain from Discontinued Operations		776,995	776,995		776,995
Segment Assets	$3,959,423	$--	$3,959,423		$3,959,423

The table below presents certain financial information by business segment for the three months ended September 30, 2014:

	Cord	Biocordcell	Segment Total	Consolidation Eliminations	Condensed Consolidated Total

Revenue from External Customers	$1,197,268	$--	$1,197,268		$1,197,268
Interest & Derivative Expense	(518,508)	--	(518,508)		(518,508)
Depreciation and Amortization	133,692	--	133,692		133,692
Segment Income from Continuing Operations	538,657	--	538,657		538,657
Gain from Discontinued Operations		966,712	996,712		996,712
Segment Assets	$3,959,423	$--	$3,959,423		$3,959,423

Note 11. Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no subsequent events of which should have any material effect on financial statements.

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

The following information should be read in conjunction with the Company’s September 30, 2015 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its  consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments During the Quarter

Annual Shareholders Meeting

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

Change in Auditors

On August 7, 2015, De Joya Griffith resigned as the Company’s independent registered public accountants.  On August 7, 2015, the Company engaged RBSM, LLP to serve as the Company’s independent registered public accountants as approved by the Company’s Audit Committee.

Banco Vida Agreement

On August 17, 2015, the Company received a notice of termination from Banco Vida with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  The Company is currently in discussions with Banco Vida with the intention of creating a new agreement.  If the agreements are terminated, revenue from storage and processing as well as the supply of tissue related products will be negatively impacted in 2016 unless the Company finds alternative or replacement sources.

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

Results of Operations for the Three-Months Ended September 30, 2015

For the three months ended September 30, 2015, total revenue increased to approximately $1.43 million from $1.20 million, an increase of 19% over the same period of 2014.  Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and fees associated with other tissue related products. The increase in revenue is due to growth in recurring storage fees and fees from other tissue related products. For the three months ended September 30, 2015 recurring revenues accounted for 47% of total revenue. Cord remains focused on strategic organic growth which management anticipates will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 38% for the three month period ending September 30, 2015 compared to 35% the same prior period of 2014. The increasing mix of business related to other tissue related products is a primary contributor to the increase in cost of services.  The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.11 million or 14% to approximately $0.89 million for the three month period ending September 30, 2015 from the comparable three month period of 2014.

The Company’s income from operations was $0.23 million versus $0.02 million for the three month comparative period of 2015 from 2014. The Company’s net income was $0.23 million for the three month period ending September 30, 2015, compared to $1.51 million for the period ended September 30, 2014.  The decrease in net income for the three month period comparable period is primarily attributable to the change in the derivative liability and the discontinued operations which largely contributed to the gains for the period ending September 30, 2014.

Results of Operations for the Nine-Months Ended September 30, 2015

For the nine months ended September 30, 2015, total revenue increased to approximately $4.12 million from $3.14 million, an increase of 31% over the same period of 2014.  Revenues are generated primarily from three sources; new enrollment/processing fees, recurring storage fees (both from cord blood and cord tissue) and fees associated with other tissue related products. The increase in revenue is due to growth in recurring storage fees and fees from other tissue related products. For the nine months ended September 30, 2015 recurring revenues accounted for 48% of total revenue. Cord remains focused on strategic organic growth which management anticipates will provide sustainable operating cash flows and net income.

Cost of services as a percentage of revenue increased to 35% for the period ending September 30, 2015 compared to 31% the same prior period of 2014. The increasing mix of business related to other tissue related products is a primary contributor to the increase in cost of services. The cost of services include transportation of the umbilical cord blood from the hospital to the lab, direct material plus labor costs for processing and cryogenic storage, and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.51 million or 24% to approximately $2.66 million for the nine month period ending September 30, 2015 from the comparable nine month period of 2014.

The Company’s income from operations was $0.36 million versus a loss of $0.25 million for the nine month comparative period of 2015 from 2014. The Company’s net income was $0.42 million for the nine month period ending September 30, 2015, compared to a net income of $0.22 million for the period ended September 30, 2014.

Liquidity and Capital Resources

Total assets at September 30, 2015 were $3.87 million, compared to $3.86 million at December 31, 2014. Total liabilities at September 30, 2015 were $3.42 million consisting primarily of promissory notes, accounts payable and deferred revenue $0.82 million, $0.21 million and $1.63 million respectively. At December 31, 2014, total liabilities were $4.55 million consisting primarily of promissory notes, accounts payable and deferred revenue $1.35 million, $0.36 million and $1.49 million respectively.

At September 30, 2015, the company had $0.78 million in cash, an increase of $0.03 million from the period ending December 31, 2014 of $0.75 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the quarter ended September 30, 2015, were $0.52 million and $0.96 million for the prior comparative period of 2014.  During the nine month period of 2015 there was no increase in notes payable for purposes of working capital.  However, the Company has made a $175,000 prepayment on the convertible note held by Tonaquint which is reflected as a use of cash in financing activities.  Net cash used in investing activities decreased by $0.10 million as the Company increased its investment in property and equipment.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its president and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2015. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, vice president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2014.  The following material change to those risk factors for the three months ended September 30, 2015 is as follows.

On August 17, 2015, the Company received a notice of termination from Banco Vida with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  The Company is currently in discussions with Banco Vida with the intention of creating a new agreement.  If the agreements are terminated, revenue from storage and processing as well as the supply of tissue related products will be negatively impacted in 2016 unless the Company finds alternative or replacement sources.

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

The Company records debt discounts in connection with the issuance of convertible debt and the initial valuation of the derivative liability. The discounts are amortized to non-cash interest expense over the life of the debt.

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

As of September 30, 2015, the Company did not issue any shares to Tonaquint.  The principal balance due on the Note was $1,175,000 and $105,316 of interest as of September 30, 2015.

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

Repurchase of Shares

The Company did not repurchase any of our shares during the quarter ended September 30, 2015.

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

10.13	Amended lease for Las Vegas facility (20)

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)

10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)

10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)

10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)

10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Andrian Pertierra. (26)

10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)

10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)

10.21	The Company postponed its annual meeting of Shareholders until August 6, 2015 (30)

10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation (31)

10.23	The Company’s Audit Committee approved the change in the Company’s auditors to RBSM LLP. The former auditor, De Joya Griffith resigned. (32)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

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

(26) Filed as an exhibit to the Current Report on Form 8K filed on April 16, 2015

(27) Filed as an exhibit to the Current Report on Form 8K filed on April 22, 2015

(28) Filed as an exhibit to the Current Report on Form 8K filed on May 13, 2015

(29) Filed as an exhibit to the Current Report on Form 8K filed on May 29, 2015

(30) Filed as an exhibit to the Current Report on Form 8K filed on July 9, 2015

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORD BLOOD AMERICA, INC.

November 16, 2015	By:	/s/ Joseph R. Vicente
Joseph R. Vicente
President
and
Principal Financial and Accounting Officer)