Form 10-K
period 2015-12-31
Cord Blood America, Inc.
filed 2016-03-30
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015 based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $4.71 million. The registrant has no outstanding non-voting common equity.

The Registrant had 1,272,066,146 shares of its common stock outstanding as of March 15, 2016, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2015 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Some of the information contained in this Annual Report may include forward-looking statements. The Company bases these forward-looking statements on its current views with respect to its research and development activities, business strategy, business plan, financial performance and other matters, both with respect to the Company, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

PART I
ITEM 1. BUSINESS

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  CBAI and its subsidiaries engage in the following business activities:

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

In September 2010, CBAI purchased a majority interest in Biocordcell Argentina S.A. (“BioCells”), a company providing private cord blood processing and storage services to families in Argentina, Uruguay and Paraguay. On September 29, 2014, the Company sold its ownership interest in BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells.  In conjunction with the disposition of BioCells, the gain on the sale and results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014. Additionally, the cash flows from BioCells are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statement of Cash Flows.

Company Developments

Special Shareholder Meeting

On February 10, 2015, the Company filed a Definitive 14A Proxy Statement providing Notice that a Special Meeting of Shareholders would take place on April 10, 2015 at 10:00 a.m. Pacific Standard Time at 1857 Helm Drive, Las Vegas, NV 89119.  The vote was to consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to increase the total number of shares of capital stock to 2,895,000,000, consisting of 5,000,000 Preferred Stock and 2,890,000,000 share of Common Stock.  The Special Shareholders Meeting was held on May 7, 2015, and thereafter, the Company announced the increase in shares was approved by the shareholders.

AATB Accreditation

Effective February 27, 2015 through February 27, 2018 the Company received its Accreditation from the American Association of Tissue Banks for the recovery of musculoskeletal tissue for transplantation and/or educational research.   The Company believes this accreditation is important to its continued growth in the procurement of birth tissue for therapeutic and/or research based products.

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

Amended Employment Agreements

Effective April 9, 2015, the Company entered into an Amendment to Executive Employment Agreement with Joseph R. Vicente, the Company’s former President and Chairman of the Board, Stephen Morgan, the Company’s former Vice President and now Interim President, amending their employment agreements, such that Mr. Vicente no longer had and Mr. Morgan no longer has the option, in their sole discretion, to receive their salary and bonus amounts in the form of Company stock, rather than cash.

Red Oak Agreement

On April 9, 2015, the Company executed a Preferred Stock Purchase Agreement (the “Purchase Agreement”) and a Stockholder Agreement with Red Oak Fund LP, Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively the “Purchasers” or “Red Oak”). Subsequently, on April 14, 2015, the Company and Red Oak closed the transaction.

Pursuant to the Purchase Agreement, the Purchasers delivered to the Company, at Closing (defined in the Purchase Agreement), $724,000 (the “Purchase Price”), and the Company delivered to the Purchasers 724,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).  The Purchase Price proceeds were used as repayment of the Company’s outstanding debt obligations.  The terms of the Preferred Stock are set forth in Articles of Amendment to Articles of Incorporation of the Company (“Articles of Amendment”) that were designated by the Board of Directors of the Company on April 9, 2015.

As set forth in the Articles of Amendment, the Preferred Stock was convertible into common stock of the Company at the “Conversion Rate,” where each holder of Preferred Stock shall be entitled to common stock in accordance with the number of shares of Preferred Stock they hold divided by the total shares of Preferred Stock outstanding, 724,000 shares, multiplied by the “Maximum Common Converted Share Number,” which is 29.98% of the outstanding shares of the Company on a fully diluted and converted basis.  The Purchase Agreement set forth that the Preferred Stock shall not be converted until such time as there are sufficient authorized common stock shares, which are not reserved for other purposes, in order that all of the Preferred Stock can be converted to common shares.  When there are sufficient such shares, all of the Preferred Stock shall automatically be converted to common stock at the Conversion Rate.

Further pursuant to the Articles of Amendment, while Preferred Stock is outstanding, the holders of Preferred Stock, voting exclusively and as a separate class, were entitled to elect three (3) Directors to the Board of Directors of the Company (the “Series A Directors”).

In addition, the Purchase Agreement set forth that on any matter presented to the stockholders for vote, the Preferred Stock shall vote as a class with the holders of common stock, and each share of Preferred Stock shall entitle the holder thereof to such number of votes as if the Preferred Stock were converted to common stock at the Conversion Rate.

Election of Directors

In accordance with the Red Oak Purchase Agreement, David Sandberg, Anthony Snow and Adrian Pertierra were elected as Directors of the Company, effective April 15, 2015.  After the election of three (3) additional Directors, the Company’s Board of Directors was comprised of: David Sandberg, Anthony Snow, Adrian Pertierra, Joseph Vicente, who was also the Company’s President, and Timothy McGrath.  Mr. Vicente resigned as a Director and as President effective February 12, 2016.

Compensation of Directors

On April 17, 2015, the Board established compensation for non-management Directors of $5,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Adrian Pertierra), $2,000 per year for the Chairman of the Compensation Committee (currently Tim McGrath), $3,000 per year for the Chairman of the Audit Committee (currently Anthony Snow), and $4,000 per year for the Chairman of the Board (currently David Sandberg).  David Sandberg, the Chairman of the Board, waived all board compensation for 2015 due to him.  Joseph Vicente was to receive no compensation for serving as a Director.

Red Oak Conversion from Preferred to Common Shares

As a result of the increase in the authorized shares being approved by the shareholders on May 7, 2015, and per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converted into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company.

Debt Repayment

On April 15, 2015, the Company made a payment to Tonaquint in the amount of $750,000, principally with the funds from the Red Oak Agreement.  This pre-payment in accordance with the settlement documents between the Company and Tonaquint, applies to payments due on August 17, 2015 through February 17, 2016 (7 months); and a partial payment of $50,000 to the $100,000 balance due on March 17, 2016. Thereafter, the Company made additional pre-payments applied to payments due through June 17, 2016, as well as to a partial payment of $25,000 to the $100,000 balance due on July 17, 2016.

Annual Shareholders Meeting

The Company's Annual General Meeting, to elect Directors, ratify auditors and approve changes to the Company’s Articles of Incorporation and Bylaws was held on August 6, 2015.  The Annual Meeting was held and the following proposals passed:

Proposal 1 to elect five directors nominated by the Board of Directors named in the Proxy Statement; David Sandberg, Anthony Snow, Adrian Pertierra, Timothy McGrath and Joseph Vicente; Proposal 2 to ratify the appointment of De Joya Griffith, LLC as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2015; Proposal 5 to consider and act upon a proposal to approve an amendment to the Amended and Restated Articles of Incorporation to require that, in the case of a combination, the authorized shares should be reduced commensurately with the reduction in outstanding shares and approval to conform cross-references and other immaterial clean-up changes in the Amended and Restated Articles of Incorporation; and Proposal 6 to approve (on an advisory basis) the Company's executive compensation.

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

Change in Auditors

On August 7, 2015, De Joya Griffith, LLC resigned as the Company’s independent registered public accountants. On August 7, 2015, the Company engaged RBSM, LLP to serve as the Company’s independent registered public accountants as approved by the Company’s Audit Committee.

Banco Vida Agreement

On August 17, 2015, the Company received a notice of termination from Cord Blood Caribbean, Inc. d/b/a Banco Vida (“Banco Vida”) with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  The Company reached an amendment to the Tissue Agreement extending the agreement through February 7, 2018, and with automatic renewals for consecutive two (2) year terms, in perpetuity unless terminated prior to a renewal term or otherwise in accordance with the amendment.  The parties have not yet reached an agreement regarding the Storage and Processing Agreement between the two companies, though Banco Vida continues to store samples with the Company. If the Storage and Processing relationship ends, revenue from storage and processing will be negatively impacted in 2016 unless the Company finds alternative or replacement sources.

Reduction in Orders
In September 2015, a customer of the Company’s tissue procurement services informed the Company they expect a significant reduction in orders such that orders from this customer will be minimal in the foreseeable future.  This reduction commenced in October.

In March 2016, an additional customer of the Company’s tissue procurement services informed the Company they would not be ordering tissue services for the foreseeable future.  This reduction commenced in March 2016.

Engagement of Third Party Laboratory

In December 2015, the Company engaged an AABB accredited third party laboratory in order to process and store cord blood and cord tissue for the Company’s customers.  Concurrent with the engagement, the Company ceased processing cord blood and cord tissue samples, and does not provide storage services for those customers processing and storing samples since the engagement of the third party laboratory.  Due to the engagement, the Company decided to forego its AABB accreditation.

Changes in Officers and Directors

Effective February 12, 2016, Mr. Vicente stepped down from his positions as a Director and as President of the Company.  Mr. Vicente and the Company entered a Mutual Separation Agreement described below.  Also on February 12, 2016, Stephen Morgan was appointed Interim President, along with his roles as Corporate Secretary and General Counsel.  The Company and Mr. Morgan entered an amendment to Mr. Morgan’s employment agreement set forth in detail in Note 14. Subsequent Events.

Separation Agreement

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days and payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

Mr. Vicente remains subject to the restrictive covenants contained in his January 1, 2015 employment agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement.

Industry Background of Cord

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

Umbilical Cord Blood Banking

The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown. In the past decade, multiple public and private cord blood banks have been established to provide for the collection and storage of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is stored and made available for a significant fee to an unrelated individual who matches the cord blood stored. The Company does not currently collect or store donated cord blood units. Private, or family cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is stored and made available to the family in the event the family needs stem cells for a transplant. Stem cells have been successfully recovered from cord blood after at least twenty-five years of storage in liquid nitrogen. However, these cells may be able to retain their usefulness at least as long as the normal life span of an individual.

Umbilical Cord Tissue Banking

An emerging source of stem cells found in the umbilical cord tissue for therapeutic use are Mesenchymal stem cells.  Mesenchymal stem cells, which are abundant in the cord tissue, possess the ability to regenerate into connective tissues including nerves, bones, muscles and ligaments.  While there are currently no clinically approved use for these stem cells, there are over 200 clinical trials underway, and many scientists view this source of stem cells as promising resource in the field of regenerative medicine.  In more recent years, many of the private or family cord blood banks have begun offering cord tissue related processing and storage services on a fee-for-service basis for families.   Private cord blood banks typically offer to store a whole segment of the cord tissue, or a service where the Mesenchymal stem cells are isolated from the cord tissue, expanded, and then cryogenically stored.  Stem cells that have been isolated and expanded are more readily available for use, if such opportunity exists in the future.  Cord facilitates whole segment cord tissue processing and storage services.

CORD

Services Provided By Cord

Cord’s operations provide umbilical cord blood banking and cord tissue services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord facilitates processing and storage of cord blood and cord tissue through an engagement with a third party laboratory. Cord provides the following services to each customer.

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

●
Comprehensive Testing. The cord blood sample is tested by third parties engaged by Cord for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports these results to the newborn’s mother.

●
Cord Blood Storage. After processing and testing, the cord blood and cord tissue unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. Data indicates that cord blood retains viability and function for at least twenty-five years when stored in this manner, and theoretically could be maintained at least as long as the normal life span of an individual.

Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include transportation, collection materials, information used to determine donor eligibility and infectious disease testing of the maternal blood.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Material Reclassification, Merger, Consolidation, or Purchase or Sale of Significant Assets

China Stem Cell Ltd. Investment

In March of 2010 the Company acquired, pursuant to a License Agreement, a 10% non dilutable interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company has not been paid any royalty balance due to date, and it remains doubtful that any such royalties will be collected.

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

BioCells Acquisition

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“Bio”), providing for the Company’s acquisition of 50.004% of the outstanding shares of Bio (the “Shares).

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

The Purchaser is current with the payment schedule as of December 31, 2015.

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

Management may execute acquisitions that increase the base of recurring storage based revenues, with a focus on valuation and financing such acquisitions to maximize return on invested capital. To date, the Company has concluded seven acquisitions, and management believes multiple opportunities may exist in the future to acquire smaller competitors who do not have the financial resources or a large enough recurring revenue base from storage to compete on a go forward basis.  Over the past year, the Company has seen increased discounting related to enrollment services which Management believes could be a leading indicator of industry consolidation.

Patents, Trademarks, Licenses or Royalty Agreements.

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

Trademarks and Other Intellectual Property

The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in its business. The Company generally enters into confidentiality agreements with its, consultants, vendors and others. The Company also seeks to control access to and distribution of its technology, documentation and other proprietary information. The Company uses numerous trademarks, trade names and service marks for its products and services. CBAI also from time to time relies on a variety of intellectual property rights that the Company licenses from third parties. Although the Company believes that alternative technologies are generally available to replace such licensed intellectual property, these third party properties and technologies may not continue to be available to the Company on commercially reasonable terms.

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

Employees

As of December 31, 2015, the Company had seventeen full-time employees, and one part time employee. This includes the Company’s President, Vice President and General Counsel, its Tissue Bank Director, operations, laboratory, administrative, accounting, customer service and sales personnel. The Company believes its relations with all of its employees are good.

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

Transactions Subsequent To Year End

Effective February 12, 2016, the Company entered into a Second Amendment to Executive Employment Agreement with Stephen Morgan (the “Second Amendment”), amending his original, April 1, 2015 employment agreement.  The Second Amendment reflects a five thousand dollar ($5,000) increase in Mr. Morgan’s annual salary during the period Mr. Morgan serves as interim President, which period commenced on February 12, 2016 and shall end at any time on three (3) days’ notice by the Company (the “Interim Term”). The Amendment further provides that the increase in Mr. Morgan’s salary shall not be included in any severance calculations, including the severance calculations set forth in Sections 5(e) and 5(f) of his original agreement, and that upon termination of the Interim Term for any reason, Mr. Morgan’s employment, duties and salary shall revert back to what they were prior to the Second Amendment.

Separation Agreement

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days and payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

Mr. Vicente remains subject to the restrictive covenants contained in his January 1, 2015 employment agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition

The Company believes that the key to its success is to increase sales of its cord blood and cord tissue processing and storage services, and birth tissue related procurement services; thereby increasing its revenues and available cash. CBAI’s success with regard to cord blood and cord tissue processing and storage services will depend in large part on widespread market acceptance of cryo-storage of cord blood and tissue, and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. CBAI may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company’s services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If CBAI is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

For the Company’s birth tissue related procurement services, success will depend in a large part on the increase in the demand in the products being developed by the organizations for which the Company provides tissue, or ones to which the Company may provide services in the future.  If the Company is unable to meet the current or future demand of birth tissue from its sources, this emerging source of Company revenue may impact profitability and/or continuing operations.

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

Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future. Of the states in which the Company provides services, only California, New Jersey, New York, and Maryland currently require that cord blood banks be licensed. The states of New York and California require that cord tissue banks be licensed as well.   CBAI maintains the required procurement service licenses of the states of California, New York, New Jersey and Maryland.  CBAI’s third party laboratory does not maintain all of the required service licenses in the states of New York and Maryland, but CBAI anticipates the third party laboratory will seek these licenses. If other states adopt requirements for the licensing of cord blood and tissue banking or procurement services, the Company and its third party laboratory may have to obtain licenses to continue providing services in those states.

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

The Company’s Markets Are Increasingly Competitive, And In The Event The Company Is Unable To Compete Against Larger Competitors, Its Business Could Be Adversely Affected.

Cord blood and cord tissue banking and stem cell processing and storage is becoming an increasingly competitive business. The Company faces competition from other operators of cord blood and cord tissue stem cell processing and storage businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter Company markets and compete with CBAI for increased market share. Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than Company currently has. The Company has no research and development underway, while other competitors have established budgets for such research and development activities.  Established competitors, who have substantially greater financial resources and longer operating histories than the Company, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company currently attracts. While this competition is already intense, if it increases, it could have an even greater adverse impact on CBAI revenues and profitability. In the event that the Company is unable to compete successfully, its business will be adversely affected and competition may make it more difficult for CBAI to grow its revenue and maintain its existing business.

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

Volatility In The Financial Market May Negatively Impact The Company’s Ability To Access The Credit Markets.

Capital and credit markets have become increasingly volatile for microcap companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited or prohibitively expensive, it is possible that the Company’s ability to raise additional capital through the private placement of shares, debt and/or convertible debt may be limited by these factors if the Company requires such sources of additional capital in order to continue its operations, fund negative cash flow, and implement its business plans.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Its Operations.

CBAI’s success largely depends on the efforts and abilities of its Interim President and General Counsel Stephen Morgan. The loss of his services could materially harm the Company’s business because of the cost and time necessary to find a successor. Such a loss would also divert management’s attention away from operational issues. CBAI does not presently maintain key-man life insurance policies on its Executive Officer. The Company also has other key employees who manage its operations, and if the Company were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract sufficient number and quality of staff.

The Company Could Fail to Retire Its Remaining Debt Obligation Which Could Subject the Company To A Default, And If Not Remedied, The Company’s Assets Being Sold or Seized.

The Company settled a lawsuit in December 2014, as set forth more fully in Note 13. Legal Proceedings.  If the Company is unable to pay the monthly installment amount of $100,000 per the terms described in the Settlement Agreement, the Company would be in default, with increased costs and possible acceleration of the note balance in full if not remedied within a prescribed timeline.  If unable to meet default and/or acceleration conditions of the Agreement, the obligations are secured by the Company assets which could lead to the sale or seizure of Company assets.  Such an adverse outcome could be significant to the Company’s results of operations and may limit the Company’s ability to engage in its business activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

In October, 2009, the Company re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. The Company’s new principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 17,000 square feet. The property is leased from an unaffiliated third party, whereby the original lease was for a period of five years ending September 2014.  On January 21, 2014, the Company amended its current lease to include an extension through September 30, 2019.  The monthly lease payments are approximately $15,146, which includes Common Area Maintenance (CAM) charges.  The lease payments will be adjusted in accordance with the amendment, along with possible adjustments to the CAM charges and potential rent abatement associated with total lease square footage and other factors, all as set forth more fully in Note 7. Commitments and Contingencies.

The Company maintains fire and casualty insurance on its leased property in an amount deemed adequate by management.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2015, and December 31, 2014. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2015	High	Low
First Quarter	$0.002	$0.001
Second Quarter	$0.004	$0.002
Third Quarter	$0.004	$0.003
Fourth Quarter	$0.006	$0.004

	Common Stock
Fiscal Year 2014	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.004	$0.002
Third Quarter	$0.003	$0.002
Fourth Quarter	$0.002	$0.002

(b) Holders. As of March 15, 2016, the Company Common Stock was held by approximately 664 shareholders of record. The Company’s transfer agent is Interwest Transfer Company, Inc., with offices at 1981 Murray Holiday Road, Suite 100, Salt Lake City, Utah 84117, phone number (801) 272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2015, under which its common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	664,058	$1.01	664,058
Equity compensation plans not approved by security holders	N/A

Total	664,058	$1.01	664,058

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

Pursuant to the Purchase Agreement, the Purchasers delivered to the Company, at Closing (defined in the Purchase Agreement), $724,000 (the “Purchase Price”), and the Company delivered to the Purchasers 724,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).  The Purchase Price proceeds were used as repayment to the Company’s outstanding debt obligations.  The terms of the Preferred Stock are set forth in Articles of Amendment to Articles of Incorporation of the Company (“Articles of Amendment”) that were designated by the Board of Directors of the Company on April 9, 2015.

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

Employees

During the year ended December 31, 2015, the Company issued 1,013,514 shares of common stock to employees.

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary and Outlook of the Business

CBAI primarily facilitates umbilical cord blood and cord tissue stem cell processing and storage, with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Cord’s operations provide umbilical cord blood banking and cord tissue services to expectant parents throughout all 50 United States and Puerto Rico. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord engages a third party laboratory to process and store cord blood and cord tissue. Cord provides the following services to each customer.

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

●
Comprehensive Testing. The cord blood sample is tested by third parties engaged by Cord for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports these results to the newborn’s mother.

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

Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include transportation, collection materials, information used to determine donor eligibility and infectious disease testing of the maternal blood.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and for tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2015, the Company did not recognize any franchise revenues.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2014 and 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Results of Operations for the Year Ended December 31, 2015 Compared To the Year Ended December 31, 2014

For the year ended December 31, 2015, the Company's total revenue increased to $5.26 million from $4.33 million over the same period of 2014, an increase of 21%. Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products. The increase in revenue is due to growth in recurring storage fees and fees from procurement of birth tissue related services.  Recurring storage revenues increased approximately 4% to $2.61 million for the year ended December 31, 2015, versus $2.52 million for the prior comparative year ended December 31, 2014.  Revenues from the procurement of birth tissue increased to $1.73 million for the year ended December 31, 2015 from $0.80 million from the year ended December 31, 2014, an increase of 116%.  This growth is attributable to an increase in the demand of birth tissue from existing relationships for 2015 as compared to 2014.

Cost of services as a percentage of revenue increased from 32% to 35% for the comparative year ending 2015 versus 2014. The cost of services includes transportation of the umbilical cord blood, cord tissue and birth tissue from the hospital, direct material plus labor costs for processing and cryogenic storage, collection kit materials and allocated rent, utility and general administrative expenses. Gross profit increased by approximately $0.43 million or 15% to $3.4 million from year ending 2014 to year ending 2015. The Company’s aim is that through a focus on efficiencies, direct costs should decrease and gross profits improve.

Administrative and selling expenses for the year ended December 31, 2015 were $3.0 million as compared to $3.10 million for the comparative period of 2014, representing a 4% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.  The Company continues to evaluate its administrative and selling expenses for alignment with revenues.

The Company's net income was $.44 million for the year ended December 31, 2015, an increase of $0.19 million from $0.24 million for the year ended December 31, 2014.

Liquidity and Capital Resources

Total assets at December 31, 2015 were $3.7 million, compared to $3.86 million at December 31, 2014.  The total liabilities at December 31, 2015 were $3.23 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $0.7 million, $0.15 million, and $1.6 million respectively. The total liabilities at December 31, 2014 were $4.55 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $1.35 million, $0.36 million and $1.49 million respectively. Total liabilities decreased by $1.33 million, primarily due to pay down of Promissory Notes.  The net impact of these changes resulted in total assets exceeding total liabilities by $0.47 million for the period ending December 31, 2015.

At December 31, 2015, the company had $0.79 million in cash, an increase of $0.04 million or 5% from the prior comparative period of 2014. Cash flows from operations are currently sufficient to fund operations, though net cash provided by operating activities for the year ended December 31, 2015 decreased to $0.73 million from $0.78 million from the prior comparative period of 2014.  During the last 12 months of 2015 there was no increase in notes payable for purposes of working capital, and the Company made payments toward notes payable to Tonaquint, Inc., as more fully described in Note 5. Notes and Loans Payable, and Derivative Liabilities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. However, the Company has net income and cash flow from operations for the year ended December 31, 2015. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company has relied on debt to provide capital for working capital needs.

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through March 31, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, the Company will: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2015 and December 31, 2014, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-20 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management, including its President and Principal Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2015. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its President and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2015, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2015.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s Executive Officers and Directors. The terms of office for the Company’s Directors are as follows: Adrian Pertierra and Anthony Snow will continue until the 2018 annual meeting of shareholders; Timothy McGrath will continue until the 2017 annual meeting of shareholders; David Sandberg will continue until the 2016 annual meeting of shareholders; and all are until a successor has been elected and qualified, or until his or her earlier death, resignation or removal. The Company Board of Directors elects its Officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.  As set forth in Item 16. Subsequent Events, Mr. Vicente stepped down from his position as a Director effective February 12, 2016.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Timothy McGrath	52	Director
David Sandberg	42	Chairman and Director
Anthony Snow	40	Director
Adrian Pertierra	43	Director
Stephen Morgan	39	Interim President, Corporate Secretary, General Counsel
Joseph Vicente	53	Director and President (former)

David Sandberg has been the Chairman of the Board of the Company since April 2015.  He is the managing member and founder of Red Oak Partners, LLC, a Florida-based, SEC Registered investment company founded in 2003 and which manages several public and private funds. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998 to 2002. Mr. Sandberg presently serves as the Chairman of the Board of Asure Software, Inc., and as a director of public companies SMTC Corp. and Issuer Direct Corporation, each of which Red Oak Partners is the largest or one of the largest owners. Mr. Sandberg has previously served as a director of public companies Planar Systems, Inc., RF Industries Ltd., and EDCI Holdings Inc., and presently serves as the Chairman of the Board of Kensington Vanguard Group, LLC, a private real estate services company. Mr. Sandberg’s public board experience includes serving as the Chairman of each of Audit, Compensation, Governance, and Strategic committees. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.

Timothy McGrath has been a Director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past thirteen years. Mr. McGrath is currently serving as Controller for Logic Information Systems, Inc., a technology services company. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc. From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

Anthony Snow has been a Director of the Company since April 2015.  He is a Managing Director at Red Oak Partners. Prior to joining Red Oak, Mr. Snow worked at Soros Fund Management where he was part of a two person team that managed a $250 million global long/short equity portfolio. Prior to Soros, Mr. Snow focused on investments in global equities at both Ardea Capital Management, as part of the founding team, and Wyper Capital Management. Previously, Mr. Snow was employed at Lindsay Goldberg, a private equity firm, where he focused on leveraged buyouts. Mr. Snow began his career at Merrill Lynch & Co. as an Analyst in the Mergers & Acquisitions group. He received a B.B.A. with high distinction from the University of Michigan, concentrating in finance and accounting, and an M.B.A. from Harvard Business School. Mr. Snow is currently a Director and Chairman of the Finance Committee of StreetWise Partners, a New York City non-profit, and also serves on the Executive Committee.

Adrian Pertierra has been a Director of the Company since April 2015.  He is the Chief Financial Officer and Head of Trading at Red Oak Partners, LLC, a Florida-based, SEC Registered investment company.  Prior to joining Red Oak Partners in 2007, Mr. Pertierra worked at Tradition Asiel Securities, Inc. from 2006-2007, specializing in risk arbitrage. Previously, Mr. Pertierra served as the Vice President of Institutional Equity Sales and Trading at BGC Partners, LP, from 2002-2006. Mr. Pertierra is currently the Chairman of the Nominating and Governance committee and serves as a Director on the Board of Asure Software, Inc., a publicly traded company. Mr. Pertierra received a BA in Economics from the College of Holy Cross.

Stephen Morgan currently serves as Interim President, Corporate Secretary and General Counsel.  Mr. Morgan has been General Counsel of the Company since August 2010 and in addition, has served as Vice President and Corporate Secretary since May 2012.  Prior to his employment with the Company, Mr. Morgan was an associate with Freund & Brackey LLP in Beverly Hills, California from 2005 to 2007 and with Shaub & Williams LLP in Los Angeles, California, from 2007 until his employment with the Company.  Mr. Morgan earned his Bachelor of Science degree from the University of Minnesota in 1999, and his Juris Doctor from Loyola Law School in Los Angeles, California in 2005.

Joseph R. Vicente has been a Director of the Company since April 2004. Mr. Vicente has occupied different positions at the Company since November 2004, and was appointed on May 15, 2012 as the Company President and Chairman. From July 2002 through October 2004, Mr. Vicente was an independent consultant where he provided strategic consulting services to organizations on acquisitions, operational practices and efficiencies, and sales management. From July 1993 through April 2002, he was a Senior Vice President at TMP Worldwide, Inc. where he held various strategic, operational, and sales management positions. As set forth in Note 14. Subsequent Events, Mr. Vicente stepped down from his role as President and as a Director effective February 12, 2016.

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

Committees; Audit Committee Financial Expert.

The Audit Committee provides assistance to the Board of the Company in fulfilling its oversight responsibility to shareholders, potential shareholders and the investment community relating to (a) the accounting and reporting practices of the Company, (b) the effectiveness of the Company’s internal control over financial reporting, (c) the Corporation’s compliance with legal and regulatory requirements related to financial reporting, (d) the qualifications and independence of the Corporation’s independent auditor, (e) the performance of the Corporation’s independent auditor and (f) the quality and integrity of the financial reports of the Corporation.  Mr. McGrath, Mr. Sandberg, Mr. Snow and Mr. Pertierra are the current members of the Audit Committee.  The Board has determined that the Company has two Audit Committee financial experts, Mr. Snow and Mr. McGrath.  In April 2015, the Board adopted its written Audit Committee charter and it can be found on the Company’s website at http://www.cordblood-america.com/investors/charters/.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, Directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to our registration statement filed on Form SB-2 on May 2, 2005.

Nominating & Governance Committee.

The Nominating & Governance Committee identifies individuals qualified to become members of the Board, recommends director nominees for election at the next annual meeting of shareholders, subject to approval by the Board, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board and its dealings with management and appropriate committees of the Board.  Mr. McGrath, Mr. Sandberg, Mr. Snow and Mr. Pertierra are the current members of the Nominating & Governance Committee.  The Nominating & Governance Committee has a charter and it can be found on the Company’s website at http://www.cordblood-america.com/investors/charters/.  The Committee shall be comprised of Directors such that the Committee complies with all independence requirements under the “NASDAQ Rules for Determining Whether a Member of the Board of Directors is Independent”.

Selection of Nominees for the Board of Directors

One of the tasks of the Nominating & Governance Committee is to identify and recruit candidates to serve on the Board of Directors. The Committee is responsible for providing a list of nominees to the Board for nomination at each annual meeting of shareholders. This Committee will consider nominees for board membership suggested by its members and other Board members, as well as management and shareholders. The Committee may at its discretion retain a third-party executive search firm to identify potential nominees. The Committee will take into account many factors in evaluating a prospective nominee, including, among other things, having integrity and being accountable, being able to exercise informed judgment, being financially literate, having high performance standards, and adding to the Board’s diversity of backgrounds, experiences, skills, accomplishments, financial expertise, professional interests, personal qualities and other traits.

All shareholder nominating recommendations must be in writing, addressed to the Nominating & Governance Committee in care of the Company’s General Counsel, Cord Blood America, Inc., 1857 Helm Drive, Las Vegas, NV, 89119.  Submissions must be made by mail, courier or personal delivery. E-mailed submissions will not be considered. If a recommendation is submitted by a group of two or more shareholders, the information regarding recommending shareholders must be submitted with respect to each shareholder in the group. Acceptance of a recommendation for consideration does not imply that the Nominating & Governance Committee will nominate the recommended candidate.  In addition to proposing nominees for consideration to the Nominating & Governance Committee, shareholders may also directly propose nominees for consideration at an annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the Executive Officers as a group for services rendered to the Company in all capacities during the 2015 and 2014 fiscal years as shown in the following table.

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

The Company’s Board of Directors has formed a compensation committee charged with the oversight of executive compensation plans, policies and programs of the Company and with the full authority to determine and approve the compensation of the Company’s President and also makes recommendations with respect to the compensation of other executive officers.

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

Base Salary

The Company’s Named Executive Officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are reviewed and approved by the Company’s Board of Directors, with the advice of the Compensation Committee, annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s Named Executive Officers in 2015 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2015.

Employment Agreements

On December 18, 2014, the Company entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s former President, which was effective as of January 1, 2015, which was amended effective April 1, 2015, and was to terminate as of December 31, 2017, unless earlier terminated by the Company or Mr. Vicente in accordance with the agreement (the “Vicente Employment Agreement”).

The Vicente Employment Agreement provided for a base salary equal to $135,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 30% of Mr. Vicente’s base salary for that calendar year.

The Vicente Employment Agreement provided for change of control termination payments, whereby if Mr. Vicente is terminated, his compensation reduced, or the employer terminates his employment within one year after a change of control, then Mr. Vicente is entitled to a termination benefit in an amount no less than the total of the highest annual salary and bonus amount set forth in the Vicente Employment Agreement multiplied by two (2).  The Employment Agreement also provided for termination payments in the absence of a change of control in the event the Company terminates Mr. Vicente without cause, which said payments shall be in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary, bonus, equity, stock options and other compensation, to be paid in equal, monthly installments over the 24-month period following termination.  The Vicente Employment Agreement includes two-year restrictions on competition and solicitation of customers following termination of the agreement.

The Vicente Employment Agreement was amended effective April 9, 2015 to provide that Mr. Vicente no longer has the option, in his sole discretion, to receive his salary and bonus amounts in the form of Company stock, rather than cash.

As set forth in Note 14. Subsequent Events, the Company and Mr. Vicente entered into a Mutual Separation Agreement effective February 12, 2016.

On March 31, 2015, the Company entered into an Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Corporate Secretary, which is effective as of April 1, 2015 and shall terminate as of March 31, 2017, unless earlier terminated by the Company or Mr. Morgan in accordance with the agreement (the “Morgan Employment Agreement”). The Morgan Employment Agreement provided for a base salary equal to $130,000, as well as an annual bonus, payable at the discretion of the Board of Directors, equal to 25% of Mr. Morgan’s base salary for that calendar year, provided that Mr. Morgan had the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Employment Agreement.

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

The Morgan Employment Agreement was amended effective April 9, 2015 to provide that Mr. Morgan no longer has the option, in his sole discretion, to receive his salary and bonus amounts in the form of Company stock, rather than cash.

As set forth in Note 14. Subsequent Events, the Company and Mr. Morgan entered into a Second Amendment to Executive Employment Agreement effective February 12, 2016 concurrent with Mr. Morgan’s appointment as Interim President of the Company.

Perquisites

The Company did not provide its Named Executive Officers with any perquisites and other personal benefits. The Company does not view perquisites as a significant element of its compensation structure, but does believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which it competes. It is expected that the current practice regarding perquisites will continue and will be subject to periodic review by its Compensation Committee and Board of Directors.

The following table sets forth the compensation paid to the Company’s President (former) and Interim President for each of its last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Joseph Vicente	2015	133,000	28,350	0	0	161,350
President and Principal Financial and Accounting Officer (former)	2014	110,943	37,500	0	0	148,443

Stephen Morgan	2015	127,550	11,375	0	0	138,925
Interim President, Corporate Secretary, and General Counsel	2014	125,000	30,000	0	0	155,000

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of the Company’s principal Executive Officers during 2015, and each person who served as an Executive Officer of CBAI as of December 31, 2015 (No grants were made during 2015):

2015 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)

Joseph Vicente	-	-	$-	$-
Chairman and President (former)

Stephen Morgan	-	-	$-	$-
Vice President and General Counsel

Holdings of Previously Awarded Equity

2015 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	($)	Date
Joseph Vicente
President (former)
	1,500		25.00	12/31/15
	75,000		1.00	07/06/20
	150,685		.33	07/13/16
	150,685		.33	07/13/17
	607,324		1.00	12/31/19
	607,324		1.00	12/31/19
	77,343		4.10	07/01/20
	77,343		4.10	07/01/20

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2015

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Vicente	$0	$0	0	0	0	0	$0
Timothy McGrath	$4,956	$0	0	0	0	0	$4,956
David Sandberg	$0	$0	0	0	0	0	$0
Anthony Snow	$5,664	$0	0	0	0	0	$5,664
Adrian Pertierra	$4,248	$0	0	0	0	0	$4,248

On April 17, 2015, the Board established compensation for non-management Directors of $5,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Adrian Pertierra), $2,000 per year for the Chairman of the Compensation Committee (currently Tim McGrath), $3,000 per year for the Chairman of the Audit Committee (currently Anthony Snow), and $4,000 per year for the Chairman of the Board (currently David Sandberg).  David Sandberg, the Chairman of the Board, waived all board compensation for 2015 due to him.  Joseph Vicente received no compensation in 2015 for serving as a Director.

Compensation Committee Interlocks and Insider Participation

Mr. McGrath, Mr. Sandberg, Mr. Snow and Mr. Pertierra are the current members of the Compensation Committee.
During the fiscal year ended December 31, 2015, none of the Company’s Executive Officers served on the Board of Directors of any third party entities whose directors or officers serve on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following table sets forth information as of March 15, 2016, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 1,272,066,146 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company; and

●	The Company’s President and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Approximate Percent of Class (%)

Common	Cryo-Cell International, Inc. (1)	91,916,496	7.2%
	700 Brooker Creek Boulevard, Suite 1800
	Oldsmar, Florida 34677

Common	Red Oak Partners, LLC (2)	381,052,632	30.0%
	1969 SW 17th Street
	Boca Raton, Florida 33486

Title Of Class	Name And Address Of Beneficial Owner (3)	Amount And Nature Of Beneficial Ownership		Approximate Percent of Class (%)
Common	Stephen Morgan, Interim President, Secretary and General Counsel	100,000		*	%
Common	Timothy G. McGrath, Director	90,669		*	%
Common	David Sandberg, Chairman of the Board	381,052,632	(2)	30.0%
Common	Anthony Snow, Director	0		*	%
Common	Adrian Pertierra, Director	0		*	%
Common	All above executive officers and directors as a group (6 persons)	381,243,301		30.1%

*	Less than 1% of the outstanding common stock.

(1)	The amount shown and the following information is derived from a Schedule 13D filed by Cryo-Cell International, Inc., reporting beneficial ownership as of May 14, 2015.

(2)
Red Oak has shared voting power and shared dispositive power over the 381,052,632 shares. Red Oak is affiliated with the following entities and individual, that hold voting power and dispositive power over certain shares: (i) The Red Oak Fund, LP; (ii) The Red Oak Long Fund, LP; (iii) Pinnacle Opportunities Fund, LP; (iv) Pinnacle Capital Partners, LLC and (v) David Sandberg. Each of them disclaims beneficial ownership with respect to any shares other than shares owned directly by them.

(3)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Cord Blood America, Inc., Helm Drive, Las Vegas, NV, 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 1,272,066,146 shares of common stock outstanding on March 15, 2016 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 15, 2016 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

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

In December of 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries. CBAI has exercised this option in part, provided a total of $400,000 in additional capital to Cayman, and is to receive Cayman Secured Convertible Promissory Notes for this sum along with 80 Cayman (TBD) Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants have a five year term and are exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments. The Company has recorded a reserve for the entire carrying amount of the receivable, including interest. The Company’s former President, Joseph Vicente was appointed as a Director of China Stem Cells Ltd. in July 2012.

Director Independence

Other than former Director Mr. Vicente, all of the directors are “independent” as defined in the applicable listing standards of the NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP (“RBSM”), and its predecessor, De Joya Griffith, LLC (“De Joya”), for each of our last two fiscal years for the categories of services indicated:

	RBSM	De Joya	De Joya
	December 31, 2015		December 31, 2014
Audit Fees	$25,970	$57,276	$93,105
Audit Related Fees	-	-	-
Tax Fees	-	16,000	16,000
All Other Fees	-	-	-
	$25,970	$73,276	$109,105

RBSM and De Joya did not perform any non-audit services for us in the years ended December 31, 2015 and 2014.

During the years ended December 31, 2015 and 2014, RBSM billed the Company for $25,970 and $0, respectively.  During the years ended December 31, 2015 and 2014, De Joya billed the Company for $73,276 and $109,105, respectively.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	The Company’s Consolidated Financial Statements are listed on page F-3 of this Annual Report.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (5)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (17)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (31)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (29)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)
10.1	Board Compensation Plan (3)
10.2	Employment Agreement between the Company and Joseph Vicente (22)
10.3	Lease for Las Vegas Facility (11)
10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)
10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)
10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)
10.9	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (15)
10.10	Employment Agreement between the Company and Stephen Morgan (23)
10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)
10.12
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (19)

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)
10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)
10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)
10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)
10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Adrian Pertierra. (26)
10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)
10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)
10.21	The Company postponed its annual meeting of Shareholders until August 6, 2015 (30)
10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation (31)
10.23	The Company’s Audit Committee approved the change in the Company’s auditors to RBSM LLP. The former auditor, De Joya Griffith resigned. (32)
10.24	On February 12, 2016, the Company and Stephen Morgan entered into a Second Amendment to Executive Employment Agreement. (33)
10.25	On February 12, 2016, the Company and Joseph Vicente entered into a Mutual Separation Agreement. (33)
21	List of Subsidiaries (4)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004

(2) Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004

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

(29) Filed as an exhibit to the Current Report on Form 8K filed on May 29, 2015

(30) Filed as an exhibit to the Current Report on Form 8K filed on July 9, 2015

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2016.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Stephen Morgan
Interim President (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 30, 2016

/s/David Sandberg
Chairman and Director	March 30, 2016

/s/Anthony Snow
Director	March 30, 2016

/s/Timothy McGrath
Director	March 30, 2016

/s/Adrian Pertierra
Director	March 30, 2016

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cord Blood America, Inc.

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cord Blood America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

Henderson, Nevada
March 25, 2016

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$789,046	$750,886
Accounts receivable, net of allowance for doubtful accounts of $105,037 and $93,123	349,859	287,593
Note receivable – Banco Vida (current portion)	58,709	18,828
Receivable - Biocells net of discount $28,105 (current portion)	16,895	--
Prepaid expenses	151,874	79,657
Other current assets	126,352	101,569
Total current assets	1,492,735	1,238,533

Property and equipment, net of accumulated depreciation and amortization $695,335 and $640,772, respectively	119,189	127,018
Customer contracts and relationships, net of accumulated amortization $4,040,983 and $3,695,635, respectively	1,637,409	1,982,757
Note receivable – Banco Vida (long term portion)	4,432	56,172
Receivable – Biocells net of discount $167,231 and $215,991, respectively (long term portion)	447,769	459,009
Total assets	$3,701,534	$3,863,489

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$152,805	$363,079
Accrued expenses	204,939	311,320
Deferred revenue	1,297,244	1,164,662
Derivative liability (current portion)	182,213	343,876
Interest on promissory notes	128,607	7,156
Promissory notes payable, net of unamortized discount of $113,778 and $350,362, respectively (current portion)	292,298	449,638
Total current liabilities	2,258,106	2,639,731

Deferred revenue (long term portion)	304,188	327,975
Derivative liability (long term portion)	255,290	687,754
Promissory note payable, net of amortized discount of $159,407 and $700,723, respectively (long term portion)	409,517	899,277
Total liabilities	3,227,101	4,554,737

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 and 890,000,000 shares issued and outstanding, respectively	127,207	89,000
Additional paid-in capital	53,954,510	53,264,971
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,007,451)	(53,445,386)
Total stockholders’deficit	474,433	(691,248)
Total liabilities and stockholders’ deficit	$3,701,534	$3,863,489

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

Revenue	$5,255,182	$4,331,051
Cost of services	(1,864,500)	(1,373,193)
Gross profit	3,390,682	2,957,858
Administrative and selling expenses	(3,005,140)	(3,126,805)
Income (loss) from operations	385,542	(168,947)

Interest expense and change in derivative liability	(305,224)	(529,564)
Gain on debt extinguishment	--	175,905
Gain on foreign currency translation	--	331,011
Gain on sale of Biocell	--	769,841
Gain on recovery of loan receivable	40,000	--
Gain on settlement of payable	346,269	--
Loss on legal settlement	(28,652)	--

Income from continuing operations before provision for income taxes	437,935	578,246

Loss on discontinued operations	--	(338,196)
Income before provision for income taxes	437,935	240,050

Income taxes	--	--
Income	437,935	240,050
Basic earnings per share
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Net basic earnings per share	$0.00	$0.00
Diluted earnings per share
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Net basic earnings per share	$0.00	$0.00
Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,132,828,089	890,000,000
Diluted weighted average common shares outstanding	1,464,460,742	895,106,775

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2015 AND 2014
(AUDITED)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid In		Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Treasury	Income	Deficit	Interest	Total

Ending Balance at December 31, 2013	-	$-	890,000,000	$89,000	$53,264,971	$(599,833)	$410,827	$(53,685,436)	$150,178	$(370,293)

Deconsolidated Biocord	-	-	-	-	-	-	(410,827)	-	(150,178)	(561,005)
Net Income	-	-	-	-	-	-	-	240,050	-	240,050

Ending Balance December 31, 2014	-	$-	890,000,000	$89,000	$53,264,971	$(599,833)	-	$(53,445,386)	-	$(691,248)

Issance of Preferred Stock for Cash	724,000	72	-	-	723,928	-	-	-	-	724,000
Issuance of Common Stock fo Conversion of Preferred Stock	(724,000)	(72)	382,066,146	38,207	(38,135)	-	-	-	-	-
Issuance of Common Stock for Employee		-	1,013,514	-	3,746	-	-	-	-	3,674
Net Income	-	-	-	-	-	-	-	437,935	-	437,935

Ending Balance December 31, 2015	-	$-	1,273,079,660	$127,207	$53,954,510	$(599,833)	-	$(53,007,451)	-	$474,433

The accompanying notes are an integral part of these consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$437,935	$240,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan discount	777,900	64,937
Depreciation and amortization	399,910	474,501
Change in value of derivative liability	(594,127)	112,774
Gain on debt extinguishment	--	(175,905)
Amortization of loan receivable discount	(20,655)	--
Gain on recovery of loan receivable	(40,000)	--
Gain on settlement of payable	(346,269)
Bad debt	59,311	25,943
Gain on foreign currency translation	--	(331,011)
Net change in operating assets and liabilities
Changes in accounts receivable	(106,577)	(177,344)
Changes in other current assets	(24,783)	43,495
Changes in prepaid	(72,217)	(6,289)
Changes in accounts payable	15,995	23,939
Changes in accrued expenses	17,366	91,078
Changes in accrued interest	121,451	352,998
Changes in deferred revenue	108,795	40,477
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	734,035	779,643

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(46,734)	(45,645)
Payment to loan receivable - Banco Vida	--	(75,000)
Payments from loan receivable - Biocordcell	40,000	--
Payments from loan receivable - Banco Vida	11,859	--
NET CASH PROVIDED BY (USED IN) INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	5,125	(120,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	724,000	--
Repayment of convertible note payable	(1,425,000)	(100,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(701,000)	(100,000)

CASH FLOW USED IN DISCONTINUED OPERATIONS
Net cash used in operating activities	--	(284,696)
Net cash used in investing activities	--	(226,422)
Foreign currency translation from discontinued operation	--	(5,754)
NET CASH FLOW FOR THE PERIOD USED IN DISCONTINUED OPERATION	--	(516,872)

NET INCREASE IN CASH	38,160	42,126

Cash balance at beginning of year	$750,886	$708,760
Cash balance at end of year	$789,046	$750,886

Non-Cash Investing and Financing Activities
Shares issued for settlement payment	$3,746	$--

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 1. Organization and Description of Business

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  CBAI and its subsidiaries engage in the following business activities:

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense for the years ended December 31, 2015 and 2014 was $345,348 and $377,443 respectively.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Loans Receivable
Loan receivable consist the loans due from Biocordcell and Banco Vida (Note 6). The loans receivable are recorded at carrying-value on the financial statements. The allowance for doubtful accounts for the loans receivable is estimated based upon management’s estimation on collectability. As of December 31, 2015 and 2014, the Company recorded $0 and $25,000 in allowance for doubtful accounts on loans receivable.

For loan receivable from Biocordcell, Since the Company agreed to finance the sale of the share in Biocordcell at no stated interest, in accordance with ASC 500, the interest method was applied using a 6% borrowing rate. The Company recorded an unamortized discount based on the 6% borrowing rate and the discount amortized throughout the life of the loan.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2015 and 2014, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

Franchise revenues are recognized in accordance with ASC 952-605-3, according to requirements for recognizing franchise revenues after “franchise agreement” services are completed and substantially performed. Further, in accordance with ASC 952-605-25-7, the installment or cost recovery accounting method is used to account for franchise fee revenue only in those exceptional cases when revenue is collectible over an extended period and no reasonable basis exists for estimated collectability. During the year ended December 31, 2015, the Company did not recognize any franchise revenues.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2014 and 2015.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2015 and 2014. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2007 and by the IRS for years through 2008.

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 9. On January 1, 2006, the Company adopted the provisions of ASC 718 , “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The diluted weighted average common shares outstanding are 1,464,460,742 and 895,106,775 as of December 31, 2015 and 2014, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$789,046	$--	$--	$789,046

Derivative liability	--	--	(437,503)	(437,503)

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0.12% to 0.63%
Expected life	0 to 1.75 years
Dividend Yield	0%
Volatility	0% to 103%

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$750,886	$--	$--	$750,886

Derivative liability	--	--	(1,031,630)	(1,031,630)

Derivative liability was valued under the Binomial model, with the following assumptions:

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

Note 3. Property and Equipment

At December 31, 2015 and 2014, property and equipment consists of:

	Useful Life (Years)	2015	2014

Furniture and fixtures	1-5	$23,030	$23,030
Computer equipment	5	217,364	208,116
Laboratory Equipment	1-5	100,844	73,602
Freezer equipment	7-15	370,424	362,830
Leasehold Improvements	5	102,862	100,212
		814,524	767,790
Less: accumulated depreciation and amortization		(695,335)	(640,772)
		$119,189	$127,018

For the years ended December 31, 2015 and 2014, depreciation expense totaled $54,562 and $97,058 respectively.

Note 4. Discontinued Operations

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola, who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.  Under the Agreement, the Purchaser is obligated to pay the total amount of $705,000.  Three payments were due by March 1, 2015, in the amounts of $5,000, $10,000 and $15,000, respectively.  An additional payment in the amount of $15,000 was due by June 1, 2015, and then payments are due annually thereafter from June 1, 2016 through June 1, 2025. The Company received a total of 41,303 from Purchaser in 2015.  Purchaser is current with payments as of December 31, 2015.

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

A summary of certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction as of September 30, 2014 was as follows:

Cash	$37,432
Accounts receivable	142,510
Other current assets	104,388
Prepaid expenses	275,866
Total current assets	560,196
Property and equipment, net of accumulated depreciation	520,744
Customer contracts and relationships, net of amortization	1,019,147
Other assets	24,041
Goodwill	244,053
Total assets	$2,368,181

Accounts payable	$213,054
Accrued expenses	1,082,542
Deferred revenue	1,192,008
Total liabilities	$2,487,604

The gain on sale of BioCells reported during the period was determined as follows:

Receivable from sale of BioCells	$705,000
Unamortized discount on receivable	(215,991)
Receivable, net of discount	489,009

Net assets	(119,423)
Non-controlling interest	188,018
Comprehensive loss	(349,018)
Subtotal of disposal from sale of BioCells	(280,832)

Net gain on sale of BioCells	$769,841

Note 5. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2015 and December 31, 2014, notes and loans payable consist of:

	December 31, 2015	December 31, 2014

Secured Convertible Promissory Note to Tonaquint, Inc. 7.5% per annum; due on or before September 17, 2018.	975,000	2,400,000

Less: Unamortized Discount	(273,185)	(1,051,085)
	$701,815	$1,348,915

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

As of December 31, 2014, the principal balance on the Tonaquint note was $2,400,000, and there was $7,156 of accrued interest. As of December 31, 2015, the principal balance on the Tonaquint note was $975,000, and there was $128,607 of accrued interest.

Note 6. Investment and Notes Receivable, Related Parties

At December 31, 2015 and 2014, notes receivable consist of:

	2015	2014
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$63,141	$75,000

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	660,000	700,000

Unamortized discount on BioCells note receivable	(195,336)	(215,991)
Allowance of doubtful accounts on BioCells note receivable	--	(25,000)

	$527,805	$534,009

Under the Agreement with Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.  As of December 31, 2015, the Purchaser is current on all payments.

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of December 31, 2014, the receivable has a balance of $489,009, net of unamortized discount of $215,991 and allowance of doubtful accounts of $25,000.  As of December 31, 2015, the receivable has a balance of $464,664, net of unamortized discount of $195,336 and allowance of doubtful accounts of $0.  The Purchaser is current with payments as of December 31, 2015. The Company incurred interest income from the amortized discount of $20,655 and $0 during the years ended December 31, 2015 and 2014, respectively.

Note 7. Commitments and Contingencies

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

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potentially royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem. As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

Contingencies

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

Amended Employment Agreements

Effective April 9, 2015, the Company entered into an Amendment to Executive Employment Agreement with Stephen Morgan amending his employment agreement, such that Mr. Morgan no longer has the option, in his sole discretion, to receive his salary and bonus amounts in the form of Company stock, rather than cash.

Mr. Morgan and the Company entered into a Second Amendment to Employment Agreement effective February 12, 2016, as set forth in Note 14. Subsequent Events.

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

Effective April 9, 2015, the Company entered into an Amendment to Executive Employment Agreement with Mr. Vicente amending his employment agreement, such that Mr. Vicente no longer had the option, in his sole discretion, to receive his salary and bonus amounts in the form of Company stock, rather than cash.

Mr. Vicente and the Company entered into a Mutual Separation Agreement effective February 12, 2016, as set forth in Note 14. Subsequent Events.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2015, are as follows:

Rent
to be paid
2016	184,243
2017	188,600
2018	193,088
2019	147,397
Total	$713,328

Convertible Promissory Note to Tonaquint
Commitments for future minimum principal payments, by year, and in the aggregate, to be paid under such convertible note as of December 31, 2015, are as follows:

Principal
to be paid
2016	500,000
2017	475,000
Total	$975,000

Note 8. Related Party Transactions and Commitments

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

Note 9. Stock Option Plan

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2015 and 2014.

The Company’s stock option activity was as follows

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2013	5,570,830	1.01	4.51
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	464,055	-	-
Outstanding, December 31, 2014	5,106,775	1.01	4.41
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	497,411	-	-
Outstanding, December 31, 2015	4,609,364	0.67	3.87
Exercisable at December 31, 2015	4,609,364	0.67	3.87

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	4,609,364	3.87	$0.67	4,609,364	$0.67
$21.00 — 30.00	-	-	-	-	-
$31.00— 51.00	-	-	-	-	-
	4,609,364	3.87	$0.67	4,609,364	$0.67

Note 10. Warrant Agreements

As part of the Settlement and Exchange Agreement entered into on December 17, 2014 between the Company and St. George, the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, was terminated, cancelled or otherwise extinguished.

The Company has not issued any warrants since January 1, 2012. There are no warrants outstanding and exercisable at December 31, 2015 and 2014.

Note 11. Income Tax

As of December 31, 2015, the Company had net operating gain of $685,970.  Future tax benefits for Cord Blood America which may arise as a result of these gains have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

	Tax Loss (Gain)	Deferred Assets
Net income (loss)	437,935	153,277

NOL at December 31, 2014	(42,827,184)	(14,989,514)
Bad debt expense	59,311	20,759
Accounts payable	152,804	53,481
Accrued expenses	240,940	71,729
Deferred revenue	1,601,432	560,501
Accounts receivable	(349,859)	(122,451)
Prepaid expense	(151,874)	(53,156)
Stock-based compensation	(3,649)	(1,277)
Meal & ent (50% of $17,746)	8,873	3,106

Tax loss (gain) as of December 31, 2015	(40,867,271)	(14,303,545)

Note 12. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. The Company issued 724,000 shares of Series A Convertible Preferred Stock in connection with the Red Oak investment of cash proceeds of $724,000 in accordance with the Agreement set forth in detail in Item 1.  On May 7, 2015, per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converted into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company.

Common Stock

On May 7, 2015, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock to 2,890,000,000 shares, par value $0.0001, up from 890,000,000. This amendment was adopted by the Company’s Board of Directors on January 21, 2015.

During the year ended December 31, 2014, the Company did not issue any shares of common stock and had 890,000,000 shares of Common Stock outstanding. 20,000 shares remain in the Company's treasury.

During the year ended December 31, 2015, the Company issued 381,052,632 shares of common stock to Red Oak as described above under the heading Preferred Stock.

During the year ended December 31, 2015, the Company issued 1,013,514 shares of common stock to employees as employee compensation fair value at $3,746.

As of December 31, 2015, the Company had 1,272,066,146 shares outstanding.  20,000 shares remain in the Company’s treasury.

Note 13.  Legal Proceedings

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

Note 14. Subsequent Events

Banco Vida Loan

As of March 15, 2016, Cord Blood Caribbean, Inc. d/b/a Banco Vida paid the entirety of the remaining amount owed to the Company pursuant to the Secured Promissory Note that was entered into and effective as of August 1, 2014 such that there is no remaining balance on that loan.

Change in Officers and Directors
Joseph Vicente and the Company reached a mutual separation pursuant to which Mr. Vicente stepped down as President of the Company and as a member of the Board, effective February 12, 2016.  Stephen Morgan, Vice President and General Counsel, has been named interim President of the Company, in addition to his titles as Corporate Secretary and General Counsel, effective that same date.

Amendment to Employment Agreement

Effective February 12, 2016, the Company entered into a Second Amendment to Executive Employment Agreement with Mr. Morgan (the “Second Amendment”), amending his original, April 1, 2015 employment agreement.  The Second Amendment reflects a five thousand dollar ($5,000) increase in Mr. Morgan’s annual salary during the period Mr. Morgan serves as interim President, which period commenced on February 12, 2016 and shall end at any time on three (3) days’ notice by the Company (the “Interim Term”). The Amendment further provides that the increase in Mr. Morgan’s salary shall not be included in any severance calculations, including the severance calculations set forth in Sections 5(e) and 5(f) of his original agreement, and that upon termination of the Interim Term for any reason, Mr. Morgan’s employment, duties and salary shall revert back to what they were prior to the Second Amendment.

Separation Agreement

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days and payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

Mr. Vicente remains subject to the restrictive covenants contained in his January 1, 2015 employment agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement.