Form 10-Q
period 2016-03-31
Cord Blood America, Inc.
filed 2016-05-16
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 16, 2016, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015

Current assets:
Cash	$1,044,401	$789,046
Accounts receivable, net of allowance for doubtful accounts of $78,123 and $105,037, respectively	213,819	349,859
Inventory	105,808	107,060
Note receivable – Banco Vida – current portion	--	58,709
Receivable – Biocells net of discount of $28,293 and $28,105, respectively - current portion	16,707	16,895
Prepaid expenses	108,813	151,874
Total current assets	1,489,548	1,473,443
Property and equipment, net of accumulated depreciation and amortization of $707,058 and $695,335, respectively	106,666	119,189
Customer contracts and relationships, net of accumulated amortization of $4,079,032 and $4,040,983, respectively	1,552,569	1,637,409
Other assets	19,292	19,292
Note receivable – Banco Vida – long term portion	--	4,432
Receivable - BioCells net of discount of $160,158 and $167,231, respectively - long term portion	454,842	447,769
Total assets	$3,622,917	$3,701,534

Liabilities and Stockholders’ equity
Accounts payable	$109,670	$152,805
Accrued expenses	201,783	204,939
Deferred revenue – current portion	1,274,091	1,297,244
Derivative liability – current portion	264,195	182,213
Interest on promissory notes	149,730	128,607
Promissory notes payable, net of unamortized discount of $159,444 and $113,778, respectively	546,632	292,298
Total current liabilities	2,546,101	2,258,106
Deferred revenue - long term portion	301,151	304,188
Derivative liability - long term portion	100,626	255,290
Promissory notes payable – long term portion – net of unamortized discount of $60,727 and $159,407, respectively	208,197	409,517
Total liabilities	3,156,075	3,227,101

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,015,042)	(53,007,451)
Total stockholders’ equity	466,842	474,433
Total liabilities and stockholders' equity	$3,622,917	$3,701,534

 See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2016	2015

Revenue	$986,346	$1,276,522
Cost of services	(340,330)	(402,459)
Gross profit	646,016	874,063
Administrative and selling expenses	(665,350)	(773,606)
Income (loss) from operations	(19,334)	100,407
Interest expense and change in derivative liability	(1,455)	(310,663)
Other income	13,198	1,500
Loss from continuing operations before provision for income taxes	(7,591)	(208,706)

Income Taxes	--	--
Net loss	$(7,591)	$(208,706)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	890,000,000

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,591)	$(208,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of loan discount	53,015	118,875
Depreciation and amortization	97,363	105,987
Change in value of derivative liability	(72,682)	149,525
Amortization of loan receivable discount	(6,885)	--
Bad debt	7,139	14,964
Other income from loan receivable	(6,313)	--
Changes in accounts receivable	128,901	(112,143)
Changes in other current assets	--	(35,705)
Changes in inventory	1,252	--
Changes in prepaid	43,061	4,720
Changes in accounts payable	(43,135)	44,376
Changes in accrued expenses	(3,157)	9,608
Changes in accrued interest	21,123	42,262
Changes in deferred revenue	(26,190)	74,118
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	185,901	207,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	--	(14,537)
Payment for loan receivable	69,454	--
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	69,454	(14,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	--	(300,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(300,000)

NET INCREASE (DECREASE) IN CASH	255,355	(106,656)

Cash balance at beginning of period	$789,046	$750,886
Cash balance at end of period	$1,044,401	$644,230

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

Note 1.  Organization and Description of Business

Overview

Cord Blood America, Inc. ("CBAI" or the “Company”), formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  CBAI and its subsidiaries engage in the following business activities:

●
CBAI and Cord specialize in providing private cord blood and cord tissue stem cell services.  Additionally, the Company is in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.

●	Properties was formed to hold corporate trademarks and other intellectual property.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2015 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

Note 2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of CBAI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Loans Receivable
Loan receivable consists of the loans due from Biocordcell Argentina S.A. (BioCells) and Banco Vida (Note 4). The loans receivable are recorded at carrying-value on the financial statements.

For loan receivable from BioCells, since the Company agreed to finance the sale of the shares in Biocordcell at no stated interest, in accordance with ASC 500, the interest method was applied using a 6% borrowing rate. The Company recorded an unamortized discount based on the 6% borrowing rate and the discount amortized throughout the life of the loan.

Deferred Revenue

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At March 31, 2016 and December 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 7. On January 1, 2006, the Company adopted the provisions of ASC 718 , “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options.

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The Company has net loss for the period ended March 31, 2016 and 2015, the effect is anti-dilutive.

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

The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$1,044,401	$--	$--	$1,044,401

Derivative liability	--	--	(364,821)	(364,821)

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0.73%
Expected life	1.5 years
Dividend Yield	0%
Volatility	108%

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$789,046	$--	$--	$789,046

Derivative liability	--	--	(437,503)	(437,503)

Derivative liability was valued under the Binomial model, with the following assumptions:

Risk free interest rate	0.63%
Expected life	1.75 years
Dividend Yield	0%
Volatility	103%

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Reclassification
Certain amounts in the condensed consolidated balance sheets for the year ended December 31, 2015 have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company’s financial condition, result of operations, or cash flows.

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

Note 3. Notes and Loans Payable

At March 31, 2016 and December 31, 2015 notes and loans payable consist of:

	March 31, 2016	December 31, 2015
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$975,000	$975,000

	975,000	975,000
Less: Unamortized Discount	(220,171)	(273,185)
	$754,829	$701,815

Tonaquint, Inc.

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

As of December 31, 2015, the principal balance on the Tonaquint note was $975,000, and there was $128,607 of accrued interest. As of March 31, 2016, the principal balance on the Tonaquint note was $975,000, and there was $149,730 of accrued interest.

Note 4:  Investment and Notes Receivable, Related Parties

At March 31, 2016 and December 31, 2015, notes receivable consist of:

	March 31, 2016	December 31, 2015
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$--	$63,141

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	660,000	660,000

Unamortized discount on BioCells note receivable	(188,451)	(195,336)
Allowance of doubtful accounts on BioCells note receivable	--	--

	$471,549	$527,805

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.  As of March 31, 2016, the Purchaser is current on all payments.  This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of March 31, 2016, the receivable has a balance of $471,549.

As of March 15, 2016, Cord Blood Caribbean, Inc. d/b/a Banco Vida paid the entirety of the remaining amount owed to the Company pursuant to the Secured Promissory Note that was entered into and effective as of August 1, 2014 such that there is no remaining balance on that loan.

Note 5.  Commitments and Contingencies

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that are incurring annual storage fees. The second tranche provides the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). In connection with Tranche 2, the Company loaned VidaPlus $246,525. Converting the investment from a loan into equity was to take place within 24 months of the date the amount of shares due to the Company pursuant to the second tranche is calculated. According to the Stock Purchase Agreement, the third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under either Tranche 2, Tranche 3 or otherwise. Pursuant to the Agreement, CBAI held a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI held that pledge until such time as it converts the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into VidaPlus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI must make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which meant that such conversion shall take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%.

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

Patent License Agreement

PharmaStem Therapeutics claims to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than, potential royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem. As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

Employment Agreement

On March 31, 2015, the Company entered into an Executive Employment Agreement with Stephen Morgan, the Company’s Vice President, General Counsel and Corporate Secretary, which is effective as of April 1, 2015 and shall terminate as of March 31, 2017, unless earlier terminated by the Company or Mr. Morgan in accordance with the agreement (the “Morgan Employment Agreement”).

The Morgan Employment Agreement provides for a base salary equal to $130,000, as well as an annual bonus opportunity, payable at the discretion of the Board of Directors, equal to 25% of Mr. Morgan’s base salary for that calendar year, provided that Mr. Morgan has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Employment Agreement.

Amended Employment Agreement

Effective April 9, 2015, the Company entered into an Amendment to Executive Employment Agreement with Stephen Morgan amending his employment agreement, such that Mr. Morgan no longer has the option, in his sole discretion, to receive his salary and bonus amounts in the form of Company stock, rather than cash.

Effective February 12, 2016, the Company entered into a Second Amendment to Executive Employment Agreement with Mr. Morgan (the “Second Amendment”), amending his original, April 1, 2015 employment agreement.  Concurrent with the Second Amendment, Mr. Morgan commenced serving as Interim President of the Company.  Mr. Morgan no longer serves as Vice President of the Company, but remains in his positions as Corporate Secretary and General Counsel.  The Second Amendment reflects a five thousand dollar ($5,000) increase in Mr. Morgan’s annual salary during the period Mr. Morgan serves as interim President, which period commenced on February 12, 2016 and shall end at any time on three (3) days’ notice by the Company (the “Interim Term”). The Amendment further provides that the increase in Mr. Morgan’s salary shall not be included in any severance calculations, including the severance calculations set forth in Sections 5(e) and 5(f) of his original agreement, and that upon termination of the Interim Term for any reason, Mr. Morgan’s employment, duties and salary shall revert back to what they were prior to the Second Amendment.

Vicente Agreements

On December 18, 2014, the Company entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s former President and Chairman of the Board, which is effective as of January 1, 2015 and shall terminate as of December 31, 2017, unless earlier terminated by the Company or Mr. Vicente in accordance with the agreement (the “Vicente Employment Agreement”).

The Vicente Employment Agreement provides for a base salary equal to $135,000, as well as an annual bonus opportunity, payable at the discretion of the Board of Directors, equal to 30% of Mr. Vicente’s base salary for that calendar year, provided that Mr. Vicente has the option to receive any portion of his salary and bonus in stock of the Company, in lieu of cash, at a value determined by the Board of Directors in their reasonable discretion and otherwise in accordance with the Vicente Employment Agreement.

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

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas, Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the Landlord has the option to lease a portion of the premises currently occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount shall be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of March 31, 2016, are as follows:

Rent
to be paid
2016	138,452
2017	188,600
2018	193,088
2019	147,397
Total	$667,537

Note 6.  Share Based Compensation

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended March 31, 2016 and the year ended December 31, 2015.

The Company’s stock option activity was as follows

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2015	4,609,364	0.67	3.87
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding, March 31, 2016	4,609,364	0.67	3.62
Exercisable March 31, 2016	4,609,364	0.67	3.62

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 20.00	4,609,364	3.62	$0.67	4,609,364	$0.67
	4,609,364	3.62	$0.67	4,609,364	$0.67

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of March 31, 2016 and December 31, 2015, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2016 and December 31, 2015, the Company had 1,272,066,146 shares of common stock issued and outstanding.  20,000 shares remain in the Company’s treasury.

Note 8. Subsequent Events

The Company submitted new applications to provide services to residents of New York and California following changes in the Company’s Medical Director and Tissue Bank Director. The Company is currently not licensed to provide services to residents of those states, but is working to resume providing these services through the licensing process. As previously disclosed, the Company has not been providing services to residents of Maryland, as the Company’s third party laboratory is not licensed to provide services for these residents.

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

The following information should be read in conjunction with the Company’s March 31, 2016 condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its  consolidated financial statements and notes thereto for the year ended December 31, 2015 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2015.

Summary and Outlook of the Business

CBAI primarily facilitates umbilical cord blood and cord tissue stem cell processing and storage, with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Services Provided By Cord

Cord’s operations provide umbilical cord blood and cord tissue services to expectant parents. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord facilitates processing and storage of cord blood and cord tissue through an engagement with a third party laboratory. Cord provides the following services to each customer.

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

Results of Operations for the Three-Months Ended March 31, 2016

For the three months ended March 31, 2016, total revenue decreased to approximately $0.99 million from $1.28 million, a 23% decrease over the same period of 2015.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues increased approximately 3% to $0.67 million for the three month period ended March 31, 2016, versus $ $0.65 million for the prior comparative year ended March 31, 2015.  Revenues from the procurement of birth tissue decreased to $0.17 million for the three month period ended March 31, 2016 from $0.42 million for the three month period ended March 31, 2015, a decrease of 59%.

Cost of services as a percentage of revenue increased to 35% for the three month period ending March 31, 2016 compared to 32% the same prior period of 2015. The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. The increase in cost of services as a percentage of revenue is due primarily to the Company outsourcing the processing and storage of new samples to a third party laboratory.  Gross profit decreased by approximately $0.23 million or 26% to approximately $0.65 million for the three month period ending March 31, 2016 from the comparable three month period of 2015.

The Company’s loss from operations was $0.02 million versus income from operations of $0.10 million for the three month comparative period of 2016 from 2015. The Company’s net loss was $0.008 million for the three month period ending March 31, 2016, compared to $0.21 million for the period ended March 31, 2015.  The decrease in net loss for the three month comparable period is attributable to the decrease in interest expense and change in derivative liability.

Liquidity and Capital Resources

Total assets at March 31, 2016 were $3.62 million, compared to $3.70 million at December 31, 2015. Total liabilities at March 31, 2016 were $3.16 million consisting primarily of promissory notes and deferred revenue of $0.75 million and $1.58 million respectively. At December 31, 2015, total liabilities were $3.23 million consisting primarily of promissory notes and deferred revenue of $0.70 million and $1.60 million respectively.

At March 31, 2016, the company had $1.04 million in cash, an increase of $0.26 million from the period ending December 31, 2015 of $0.79 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the quarter ended March 31, 2016, were $0.19 million and were $0.21 million for the prior comparative period of 2015. During the three month period of 2016 there was no increase in notes payable for purposes of working capital.

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

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2016. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors for the three months ended March 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)

10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)

10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)

10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)

10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Adrian Pertierra. (26)

10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)

10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)

10.21	Reserved

10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation (31)

10.23	The Company’s Audit Committee approved the change in the Company’s auditors to RBSM LLP. The former auditor, De Joya Griffith resigned. (32)

10.24	On February 12, 2016, the Company and Stephen Morgan entered into a Second Amendment to Executive Employment Agreement. (33)

10.25	On February 12, 2016, the Company and Joseph Vicente entered into a Mutual Separation Agreement. (33)

21	List of Subsidiaries (4)

31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Reserved

(8) Filed as an exhibit to Current Report on Form 8-K filed on January 7, 2010

(9) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(10) Reserved

(11) Filed as an exhibit to Current Report on Form 8-K filed on July 7, 2010

(12) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(13) Reserved

(14) Reserved

(15) Filed as an exhibit to Current Report on Form 8-K filed on May 15, 2012

(16) Reserved

(17) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(18) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(19) Filed as an exhibit to Current Report on Form 8K filed on January 10, 2014

(20) Reserved

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

(30) Reserved

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2016.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President, General Counsel and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)