Form 10-Q
period 2016-06-30
Cord Blood America, Inc.
filed 2016-08-12
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of August 12, 2016, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015

Current assets:
Cash	$1,163,592	$789,046
Accounts receivable, net of allowance for doubtful accounts of $144,993 and $105,037, respectively	135,505	349,859
Other current assets	120,578	126,352
Note receivable – Banco Vida – current portion	--	58,709
Receivable – Biocells net of discount of $28,042 and $28,105, respectively - current portion	56,957	16,895
Prepaid expenses	77,459	151,874
Total current assets	1,554,091	1,492,735
Property and equipment, net of accumulated depreciation and amortization of $720,358 and $695,335, respectively	94,386	119,189
Customer contracts and relationships, net of accumulated amortization of $4,156,307 and $4,040,983, respectively	1,475,292	1,637,409
Note receivable – Banco Vida – long term portion	--	4,432
Receivable - BioCells net of discount of $153,335 and $167,231, respectively - long term portion	406,665	447,769
Total assets	$3,530,434	$3,701,534

Liabilities and Stockholders’ equity
Accounts payable	$40,789	$152,805
Accrued expenses	183,815	204,939
Deferred revenue – current portion	1,285,249	1,297,244
Derivative liability – current portion	269,035	182,213
Interest on promissory notes	171,257	128,607
Promissory notes payable, net of unamortized discount of $146,384 and $113,778, respectively	634,691	292,298
Total current liabilities	2,584,836	2,258,106
Deferred revenue - long term portion	286,190	304,188
Derivative liability - long term portion	66,797	255,290
Promissory notes payable – long term portion – net of unamortized discount of $36,345 and $159,407, respectively	157,580	409,517
Total liabilities	3,095,403	3,227,101

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(53,046,853)	(53,007,451)
Total stockholders’ equity	435,031	474,433
Total liabilities and stockholders' equity	$3,530,434	$3,701,534

 See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2016	2015

Revenue	$1,779,587	$2,687,990
Cost of services	(541,819)	(911,133)
Gross profit	1,237,768	1,776,857
Administrative and selling expenses	(1,266,006)	(1,645,490)
Income (loss) from operations	(28,238)	131,367
Interest expense and change in derivative liability	(31,435)	(273,773)
Gain on recovery of loan receivable	--	10,000
Gain on settlement payable	--	346,269
Loss on legal settlement	--	(28,652)
Other income	20,271	3,000
Income (loss) from continuing operations before provision for income taxes	(39,402)	188,211

Income Taxes	--	--
Net income (loss)	$(39,402)	$188,211

Basic earnings per share	$(0.00)	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2016	2015

Revenue	$793,241	$1,411,468
Cost of services	(201,489)	(508,674)
Gross profit	591,752	902,794
Administrative and selling expenses	(600,655)	(871,884)
Income (loss) from operations	(8,904)	30,910
Interest expense and change in derivative liability	(29,980)	36,890
Gain on recovery of loan receivable	--	10,000
Gain on settlement payable	--	346,269
Loss on legal settlement	--	(28,652)
Other income	7,073	1,500
Income (loss) from continuing operations before provision for income taxes	(31,811)	396,917

Income Taxes	--	--
Net income (loss)	$(31,811)	$396,917

Basic earnings per share	$(0.00)	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,402)	$188,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of loan discount	90,457	283,779
Amortization of loan receivable discount	(13,958)	--
Depreciation and amortization	186,920	204,408
Change in value of derivative liability	(101,671)	(381,142)
Bad debt	11,644	49,215
Gain on recovery of loan receivable	--	(10,000)
Other income from loan receivable	(6,313)	--
Changes in accounts receivable	202,710	(262,467)
Changes in other current assets	--	(22,566)
Changes in inventory	5,774	12,859
Changes in prepaid	74,415	(18,548)
Changes in accounts payable	(112,016)	(67,433)
Changes in accrued expenses	(21,125)	(184,551)
Changes in accrued interest	42,650	71,136
Changes in deferred revenue	(29,993)	128,220
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	290,092	(8,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	--	(17,861)
Payment for loan receivable - Biocells	15,000	10,000
Payment for loan receivable - Banco Vida	69,454	--
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	84,454	(7,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	--	724,000
Repayment of notes payable	--	(750,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(26,000)

NET INCREASE (DECREASE) IN CASH	374,546	(42,740)

Cash balance at beginning of period	$789,046	$750,886
Cash balance at end of period	$1,163,592	$708,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2015 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

Valuation of Derivative Instruments
ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At June 30, 2016 and December 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.
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
Cost of Services
Costs are incurred as umbilical cord blood, cord tissue and birth tissue are collected. These costs include the transportation of the umbilical cord blood, cord tissue and birthing tissue from the hospital, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, collection kit materials and allocated rent, utility and general administrative expenses. The Company expenses costs in the period incurred.
Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 6. On January 1, 2006, the Company adopted the provisions of ASC 718 , “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options.

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The Company has net loss for the period ended June 30, 2016, the effect is anti-dilutive.

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

The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Cash	$1,163,592	$--	$--	$1,163,592

Derivative liability	--	--	(335,832)	(335,832)

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0.58%
Expected life	1.25 years
Dividend Yield	0%
Volatility	109%

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

Reclassification

Certain amounts in the condensed consolidated statements of income for the three and six months ended June 30, 2015 have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company’s financial condition, result of operations, or cash flows.

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

Note 3. Notes and Loans Payable

At June 30, 2016 and December 31, 2015 notes and loans payable consist of:

	June 30, 2016	December 31, 2015
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$975,000	$975,000

	975,000	975,000
Less: Unamortized Discount	(182,729)	(273,185)
	$792,271	$701,815

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

As of December 31, 2015, the principal balance on the Tonaquint note was $975,000, and there was $128,607 of accrued interest. As of June 30, 2016, the principal balance on the Tonaquint note was $975,000, and there was $171,257 of accrued interest.

Note 4:  Investment and Notes Receivable, Related Parties

At June 30, 2016 and December 31, 2015, notes receivable consist of:

	June 30, 2016	December 31, 2015
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$--	$63,141

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	645,000	660,000

Unamortized discount on BioCells note receivable	(181,378)	(195,336)
Allowance of doubtful accounts on BioCells note receivable	--	--

	$463,622	$527,805

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 ($15,000 has been paid as of June 30, 2016); $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of June 30, 2016, the Purchaser has paid $15,000 of the $45,000 payment due on June 1, 2016. The Purchaser made an additional payment after June 30, 2016, as described in Note 8 Subsequent Events. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of June 30, 2016, the receivable has a balance of $463,622.

As of March 15, 2016, Cord Blood Caribbean, Inc. d/b/a Banco Vida paid the entirety of the remaining amount owed to the Company pursuant to the Secured Promissory Note that was entered into and effective as of August 1, 2014 such that there is no remaining balance on that loan.

Note 5.  Commitments and Contingencies

VidaPlus

On January 24, 2011, the Company entered into a Stock Purchase Agreement to acquire up to 51% of the capital stock in VidaPlus, an umbilical cord processing and storage company headquartered in Madrid, Spain. The Agreement is organized into three tranches; the first executed at closing with an initial investment of approximately $204,000 (150,000 Euro) for an amount equivalent to 7% as follows; 1% of share capital in initial equity or approximately $30,000 and 6% or an estimated $174,000 as a loan convertible into equity within 12 months of closing. The initial investment was secured by a Pledge Agreement on 270 VidaPlus samples that were incurring annual storage fees. The second tranche provided the opportunity for an additional 28% in share capital through monthly investments based on the number of samples processed in that month (up to a maximum of 550,000 EUR). In connection with Tranche 2, the Company loaned VidaPlus $246,525. Converting the investment from a loan into equity was to take place within 24 months of the date the amount of shares due to the Company pursuant to the second tranche is calculated. According to the Stock Purchase Agreement, the third tranche follows a similar loan to equity agreement as tranche two but for an additional 16% equity at the option of the Company (up to a maximum of 550,000 EUR).

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under either Tranche 2, Tranche 3 or otherwise. Pursuant to the Agreement, CBAI held a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI held that pledge until such time as it converted the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into VidaPlus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI was required to make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which meant that such conversion would take place around or before February 2014. CBAI also holds a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%.

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

Patent License Agreement

PharmaStem Therapeutics claimed to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. In the past several years, PharmaStem has commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of our competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than potential royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem. As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

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

Vicente Agreements

On December 18, 2014, the Company entered into an Executive Employment Agreement with Joseph R. Vicente, the Company’s former President and Chairman of the Board, which was effective as of January 1, 2015 and was to terminate as of December 31, 2017, unless earlier terminated by the Company or Mr. Vicente in accordance with the agreement (the “Vicente Employment Agreement”).

The Vicente Employment Agreement provided for a base salary equal to $135,000, as well as an annual bonus opportunity, payable at the discretion of the Board of Directors, equal to 30% of Mr. Vicente’s base salary for that calendar year. Mr. Vicente had the option to receive any portion of his salary and bonus in stock of the Company, which was amended effective April 9, 2015 pursuant to an Amendment to Executive Employment Agreement whereby Mr. Vicente no longer had the option in his sole discretion to receive his salary and bonus amounts in stock. The Vicente Employment Agreement includes two-year restrictions on competition and solicitation of customers following termination of the agreement.

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days, payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

Mr. Vicente remains subject to the restrictive covenants contained in the Vicente Employment Agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement.

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the Landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s Common Area Maintenance Expenses and HOA costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of June 30, 2016, are as follows:

Rent
to be paid
2016	92,662
2017	188,600
2018	193,088
2019	147,397
Total	$621,747

Note 6.  Share Based Compensation

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company. On July 13, 2009, the Company registered its 2009 Flexible Stock Plan, which increased the total shares available to 4 million common shares. The plan allows the Company to issue either stock options or common shares from this Plan.

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 shares of the Company's common stock for future issuance under the Plan. The Company canceled the Company's 2010 Flexible Stock Plan, and returned 501,991 reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended June 30, 2016 and the year ended December 31, 2015.

The Company’s stock option activity was as follows

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2015	4,609,364	0.67	3.87
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding June 30, 2016	4,609,364	0.67	3.37
Exercisable June 30, 2016	4,609,364	0.67	3.37

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,609,364	3.37	$0.67	4,609,364	$0.67
	4,609,364	3.37	$0.67	4,609,364	$0.67

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of June 30, 2016 and December 31, 2015, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2016 and December 31, 2015, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note 8. Subsequent Events

Pursuant to the Company’s September 2014 agreement selling its ownership stake in Biocordcell Argentina S.A., the purchaser was to make a payment in the amount of $45,000 on or before June 1, 2016. The purchaser paid $15,000 of that amount in June 2016 and an additional $15,000 of that amount in July 2016. On July 14, 2016, the Company sent a notice of default to the purchaser demanding payment for the remaining amount due for the June 1, 2016 payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

In addition to the historical information contained herein, the Company makes statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. Forward-looking statements include, without limitation, assumptions about the Company’s future ability to increase income streams, reduce and control costs, to grow revenue and earnings, and our ability to obtain additional debt and/or equity capital on commercially reasonable terms, none of which is certain. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in the Company's periodic reports with the SEC. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following information should be read in conjunction with the Company’s June 30, 2016 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2015 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2015.

Summary and Outlook of the Business
CBAI primarily facilitates umbilical cord blood and cord tissue stem cell services, with a particular focus on the acquisition of customers in need of family based products and services.
Cord

Services Provided By Cord

Cord’s operations facilitate umbilical cord blood banking and cord tissue services to expectant parents. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earns revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord facilitates processing and storage of cord blood and cord tissue for new customers through an engagement with a third party laboratory. Cord provides or facilitates the following services to each customer.

●
Collection Materials. A medical kit that contains all of the materials and instructions necessary for collecting the newborn’s umbilical cord blood and cord tissue at birth and packaging the unit for transportation. The kit also provides for collecting a maternal blood sample for infectious disease testing.

●
Physician And Customer Support. 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, providing instruction for the successful collection, packaging, and transportation of the cord blood and cord tissue and maternal blood samples.

●
Transportation. Manage all logistics for transporting the cord blood and cord tissue unit to the Company’s third party facility immediately following birth. This procedure ensures chain-of-custody control during transportation for maximum security.

●
Comprehensive Testing. The cord blood sample is tested by third parties engaged by Cord for stem cell concentration levels and blood type. The maternal samples are tested for infectious diseases. Cord reports results to the newborn’s mother.

●
Cord Blood Storage. After processing and testing, the cord blood and cord tissue unit is cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. For new customers, this process is conducted at a third party laboratory. Data indicates that cord blood retains viability and function for at least twenty-five years when stored in this manner, and theoretically could be maintained at least as long as the normal life span of an individual.

Additionally, the Company is procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include arranging for transportation, providing collection materials, facilitating information used to determine donor eligibility and arranging for infectious disease testing of the maternal blood.

Going forward, management will continue to assess business opportunities, and plans to pursue customer acquisition, primarily through organic growth.

Results of Operations for the Three-Months Ended June 30, 2016

For the three months ended June 30, 2016, total revenue decreased to approximately $0.79 million from $1.41 million, a 43.8% decrease over the same period of 2015.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues increased approximately 3.7% to $0.68 million for the three month period ended June 30, 2016, versus $0.66 million for the prior comparative year ended June 30, 2015.  Revenues from the procurement of birth tissue decreased to $0.0 million for the three month period ended June 30, 2016 from $0.52 million for the three month period ended June 30, 2015.

Cost of services as a percentage of revenue decreased to 25.4% for the three month period ending June 30, 2016 compared to 36.0% the same prior period of 2015. The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.31 million or 34.5% to approximately $0.59 million for the three month period ending June 30, 2016 from the comparable three month period of 2015.

The Company’s loss from operations and net loss was $0.03 million versus income from operations and net gain of $0.40 million for the three month comparative period of 2016 from 2015.

Results of Operations for the Six-Months Ended June 30, 2016

For the six months ended June 30, 2016, total revenue decreased to approximately $1.78 million from $2.69 million, a 33.8% decrease over the same period of 2015.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues increased approximately 3.3% to $1.35 million for the six month period ended June 30, 2016, versus $1.31 million for the prior comparative year ended June 30, 2015.  Revenues from the procurement of birth tissue decreased to $0.17 million for the six month period ended June 30, 2016 from $0.94 million for the six month period ended June 30, 2015, a decrease of 81.6%.

Cost of services as a percentage of revenue decreased to 30.4% for the three month period ending June 30, 2016 compared to 33.9% the same prior period of 2015. The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.54 million or 30.3% to approximately $1.24 million for the three month period ending June 30, 2016 from the comparable six month period of 2015.

The Company’s loss from operations and net loss was $0.04 million versus income from operations and net gain of $0.19 million for the six month comparative period of 2016 from 2015.

Liquidity and Capital Resources

Total assets at June 30, 2016 were $3.53 million, compared to $3.70 million at December 31, 2015. Total liabilities at June 30, 2016 were $3.10 million consisting primarily of promissory notes and deferred revenue of $0.79 million and $1.57 million respectively. At December 31, 2015, total liabilities were $3.23 million consisting primarily of promissory notes and deferred revenue of $0.70 million and $1.60 million respectively.

At June 30, 2016, the company had $1.16 million in cash, an increase of $0.37 million from the December 31, 2015 cash balance of $0.79 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the six months ended June 30, 2016, was $0.29 million, compared to a cash use of $0.009 million for the prior comparative period of 2015. During the six month period of 2016 there was no increase in notes payable for purposes of working capital.

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

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through June 30, 2017.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2016. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors for the three months ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0 3.1(i)	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1) Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii) 3.1(iii)	Articles of Amendment to Articles of Incorporation (5) Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (17)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (31)
3.2(i) 3.2(ii)	Amended and Restated Bylaws of Cord Blood America, Inc. (1) Second Amended and Restated Bylaws of Cord Blood America, Inc. (29)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)
10.1	Board Compensation Plan (3)
10.2	Employment Agreement between the Company and Joseph Vicente (22)
10.3	Lease for Las Vegas Facility (9)
10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)
10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)
10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)
10.9	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (15)
10.10	Employment Agreement between the Company and Stephen Morgan (23)
10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)

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

(30) Reserved

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2016.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President, General Counsel and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)