Form 10-Q
period 2016-09-30
Cord Blood America, Inc.
filed 2016-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of November 14, 2016, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015

Current assets:
Cash	$1,120,134	$789,046
Accounts receivable, net of allowance for doubtful accounts of $147,993 and $105,037, respectively	121,655	349,859
Other current assets	113,696	126,352
Note receivable – Banco Vida – current portion	--	58,709
Receivable – Biocells net of discount of $20,969 and $28,105, respectively current Portion	34,031	16,895
Prepaid expenses	39,345	151,874
Total current assets	1,428,861	1,492,735
Property and equipment, net of accumulated depreciation and amortization of $732,670 and $695,335, respectively	82,294	119,189
Customer contracts and relationships, net of accumulated amortization of $4,232,982 and $4,040,983, respectively	1,398,617	1,637,409
Note receivable – Banco Vida – long term portion	--	4,432
Receivable - BioCells net of discount of $153,335 and $167,231, respectively - long term portion	406,314	447,769
Total assets	$3,316,086	$3,701,534

Liabilities and Stockholders’ equity
Accounts payable	$7,879	$152,805
Accrued expenses	177,944	204,939
Deferred revenue – current portion	1,277,816	1,297,244
Derivative liability – current portion	209,099	182,213
Interest on promissory notes	190,593	128,607
Promissory notes payable, net of unamortized discount of $103,632 and $113,778, respectively	596,368	292,298
Total current liabilities	2,459,699	2,258,106
Deferred revenue - long term portion	281,827	304,188
Derivative liability - long term portion	--	255,290
Promissory notes payable – long term portion – net of unamortized discount of $0 and $159,407, respectively	--	409,517
Total liabilities	2,741,526	3,227,101

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,907,324)	(53,007,451)
Total stockholders’ equity	574,560	474,433
Total liabilities and stockholders' equity	$3,316,086	$3,701,534

 See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	NINE-MONTH PERIOD	NINE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2016	2015

Revenue	$2,554,571	$4,117,004
Cost of services	(714,721)	(1,456,646)
Gross profit	1,839,850	2,660,358
Administrative and selling expenses	(1,763,932)	(2,304,121)
Income from operations	75,918	356,237
Interest expense and change in derivative liability	(3,135)	(291,778)
Gain on recovery of loan receivable	--	29,982
Gain on settlement payable	--	346,269
Loss on legal settlement	--	(28,652)
Other income	27,344	4,500
Income from continuing operations before provision for income taxes	100,127	416,558

Income Taxes	--	--
Net income	$100,127	$416,558

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2016	2015

Revenue	$774,984	$1,429,014
Cost of services	(172,902)	(545,513)
Gross profit	602,082	883,501
Administrative and selling expenses	(497,926)	(658,631)
Income (loss) from operations	104,156	224,870
Interest expense and change in derivative liability	28,300	(18,005)
Gain on recovery of loan receivable	--	19,982
Other income	7,073	1,500
Income from continuing operations before provision for income taxes	139,529	228,347

Income Taxes	--	--
Net income (loss)	$139,529	$228,347

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE-MONTH	NINE-MONTH
	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,127	$416,558
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan discount	169,554	692,529
Depreciation and amortization	275,687	303,177
Change in value of derivative liability	(228,404)	(498,374)
Bad debt	17,253	55,370
Gain on recovery of loan receivable	--	(29,982)
Other income from loan receivable	(6,313)	--
Changes in accounts receivable	210,951	(280,480)
Changes in inventory	12,656	(36,842)
Changes in prepaid	112,529	(7,010)
Changes in accounts payable	(144,926)	(152,092)
Changes in accrued expenses	(26,996)	(184,602)
Changes in accrued interest	61,986	97,623
Changes in deferred revenue	(41,789)	139,995
NET CASH PROVIDED BY OPERATING ACTIVITIES	512,315	515,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	--	(22,892)
Proceeds from recovery of loan receivable - BioCells	24,319	29,982
Proceeds from note receivable – BancoVida	69,454	3,936
NET CASH PROVIDED BY INVESTING ACTIVITIES	93,773	11,026

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	--	724,000
Repayment of notes payable	(275,000)	(1,225,000)
NET CASH USED IN FINANCING ACTIVITIES	(275,000)	(501,000)

NET INCREASE IN CASH	331,088	25,896

Cash balance at beginning of period	$789,046	$750,886
Cash balance at end of period	$1,120,134	$776,782
Non-cash investing and financing activities
Shares issued for settlement of payable	--	3,750

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2015 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Notes Receivable
Notes receivable consists of the notes due from Biocordcell Argentina S.A. (BioCells) and Banco Vida (Note 4). The loans receivable are recorded at carrying-value on the financial statements.
For note receivable from BioCells, since the Company agreed to finance the sale of the shares in Biocordcell at no stated interest, in accordance with ASC 500, the interest method was applied using a 6% borrowing rate. The Company recorded an unamortized discount based on the 6% borrowing rate and the discount is amortized throughout the life of the note.
Deferred Revenue
Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments
ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At September 30, 2016 and December 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of operations.
Revenue Recognition
CBAI recognizes revenue under the provisions of ASC 605-25. CBAI provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605-25-25. ASC 605-25-25 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.
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

The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$(209,099)	$(209,099)

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0.77%
Expected life	1.0 years
Dividend Yield	0%
Volatility	105%

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$(437,503)	$(437,503)

Derivative liability was valued under the Binomial model, with the following assumptions:

Risk free interest rate	0.63%
Expected life	1.75 years
Dividend Yield	0%
Volatility	103%

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

Note 3. Notes and Loans Payable

At September 30, 2016 and December 31, 2015 notes and loans payable consist of:

	September 30, 2016	December 31, 2015
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$700,000	$975,000

	700,000	975,000
Less: Unamortized Discount	(103,632)	(273,185)
	$596,368	$701,815

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

As of December 31, 2015, the principal balance on the Tonaquint note was $975,000, and there was $128,607 of accrued interest. As of September 30, 2016, the principal balance on the Tonaquint note was $700,000, and there was $190,593 of accrued interest.

Note 4:  Investment and Notes Receivable, Related Parties

At September 30, 2016 and December 31, 2015, notes receivable consist of:

	September 30, 2016	December 31, 2015
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$--	$63,141

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	614,649	660,000

Unamortized discount on BioCells note receivable	(174,304)	(195,336)

	$440,345	$527,805

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of September 30, 2016, the Purchaser has paid all amounts due for the June 1, 2016 payment, such that the Purchaser is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of September 30, 2016, the receivable has a balance of $440,345.

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

Patent License Agreement

PharmaStem Therapeutics claimed to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. Previously, PharmaStem commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of the Company’s competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than potential royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem. As of September 30, 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of September 30, 2016, are as follows:

Rent
to be paid
2016	46,351
2017	186,518
2018	191,006
2019	145,835
Total	$569,710

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended September 30, 2016 and the year ended December 31, 2015.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2015	4,609,364	0.67	3.87
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	150,685	--	--
Outstanding September 30, 2016	4,458,679	0.68	3.23
Exercisable September 30, 2016	4,458,679	0.68	3.23

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,458,679	3.23	$0.68	4,458,679	$0.68
	4,458,679	3.23	$0.68	4,458,679	$0.68

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of September 30, 2016 and December 31, 2015, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of September 30, 2016 and December 31, 2015, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

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

The following information should be read in conjunction with the Company’s September 30, 2016 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2015 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations for the Three-Months Ended September 30, 2016

For the three months ended September 30, 2016, total revenue decreased to approximately $0.77 million from $1.43 million, a 45.8% decrease over the same period of 2015.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues increased approximately 2.0% to $0.68 million for the three month period ended September 30, 2016, versus $0.66 million for the prior comparative year ended September 30, 2015.  Revenues from the procurement of birth tissue decreased to $0.0 million for the three month period ended September 30, 2016 from $0.51 million for the three month period ended September 30, 2015.

Cost of services as a percentage of revenue decreased to 22.3% for the three month period ending September 30, 2016 compared to 38.2% the same prior period of 2015.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.28 million or 31.9% to approximately $0.60 million for the three month period ending September 30, 2016 from the comparable three month period of 2015. The decline in gross profit is largely due to reduction in revenue as a result of receiving no orders for birth tissue procurement services for the three months ended September 30, 2016.

The Company’s income from operations and net income was $0.14 million versus income from operations and net gain of $0.23 million for the three month comparative period of 2016 from 2015.

Results of Operations for the Nine-Months Ended September 30, 2016

For the nine months ended September 30, 2016, total revenue decreased to approximately $2.55 million from $4.12 million, a 38.0% decrease over the same period of 2015.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues increased approximately 2.8% to $2.03 million for the nine month period ended September 30, 2016, versus $1.97 million for the prior comparative year ended September 30, 2015.  Revenues from the procurement of birth tissue decreased to $0.17 million for the nine month period ended September 30, 2016 from $1.46 million for the nine month period ended September 30, 2015, a decrease of 81.1%.

Cost of services as a percentage of revenue decreased to 28.0% for the nine month period ending September 30, 2016 compared to 35.4% the same prior period of 2015.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.82 million or 30.8% to approximately $1.84 million for the nine month period ending September 30, 2016 from the comparable nine month period of 2015. The decline in gross profit is largely due to the reduction in revenue from the decrease in orders for birth tissue procurement services for the nine-months ended September 30, 2016.

The Company’s income from operations and net income was $0.10 million versus income from operations and net income of $0.42 million for the nine month comparative period of 2016 from 2015.

Liquidity and Capital Resources

Total assets at September 30, 2016 were $3.32 million, compared to $3.70 million at December 31, 2015. Total liabilities at September 30, 2016 were $2.74 million consisting primarily of promissory notes and deferred revenue of $0.60 million and $1.56 million respectively. At December 31, 2015, total liabilities were $3.23 million consisting primarily of promissory notes and deferred revenue of $0.70 million and $1.60 million respectively.

At September 30, 2016, the company had $1.12 million in cash, an increase of $0.33 million from the December 31, 2015 cash balance of $0.79 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the nine months ended September 30, 2016, was $0.51 million, compared to net cash provided by operating activities of $0.52 million for the prior comparative period of 2015. During the nine month period of 2016 there was no increase in notes payable for purposes of working capital.

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

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through September 30, 2017.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2016. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “ Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors for the three months ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended September 30, 2016.

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

(30) Reserved

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2016.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President, General Counsel and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)