Form 10-K
period 2016-12-31
Cord Blood America, Inc.
filed 2017-03-28
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K
(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2016 based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $4.07 million. The registrant has no outstanding non-voting common equity.

The Registrant had 1,272,066,146 shares of its common stock outstanding as of March 10, 2017, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Company Developments

Events in 2016

Changes in Officers and Directors

Effective February 12, 2016, the Company entered a Mutual Separation Agreement with Joseph Vicente as described below. Also on February 12, 2016, Stephen Morgan was appointed Interim President, along with his roles as Corporate Secretary and General Counsel. The Company and Mr. Morgan entered an amendment to Mr. Morgan’s employment agreement set forth in detail in Item 11. Executive Compensation.

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

Banco Vida Agreement

On August 17, 2015, the Company received a notice of termination from Cord Blood Caribbean, Inc. d/b/a Banco Vida (“Banco Vida”) with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  The Company reached an amendment to the Tissue Agreement extending the agreement through February 7, 2018, and with automatic renewals for consecutive two (2) year terms, in perpetuity unless terminated prior to a renewal term or otherwise in accordance with the amendment.  Although the parties had not yet reached an agreement regarding the Storage and Processing Agreement between the two companies, Banco Vida continued to store samples with the Company until December 2016. In December 2016, the Company and Banco Vida entered a Release Agreement, pursuant to which the storage relationship between them ceased. In connection with the Release Agreement, Banco Vida paid the Company $20,000, and Banco Vida received from the Company equipment used in the storage of samples. The Company recorded a gain on settlement of $151,951 relating to release of deferred revenue and sales of equipment in connection with the transaction.

Reduction in Orders

In September 2015, a customer of the Company’s tissue procurement services informed the Company they expect a significant reduction in orders such that orders from this customer will be minimal in the foreseeable future.  This reduction commenced in October 2015. In March 2016, an additional customer of the Company’s tissue procurement services informed the Company they would not be ordering tissue services for the foreseeable future.  This reduction commenced in March 2016.

Boxwood Partners, LLC

On February 19, 2016, the Company announced that its Board approved the engagement of Boxwood Partners, LLC to advise the Company in its review of strategic alternatives.

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

The ability of a stem cell to differentiate into multiple types of cells of a certain tissue is referred to as pluripotency. For example, a hematopoietic stem cell has the ability to differentiate into many types of blood and immune system cells. However, stem cells of one tissue type may also generate specialized cells of another tissue type, a characteristic referred to as plasticity. For example, under specific conditions, hematopoietic stem cells have been shown to generate specialized cells of other systems, including neural, endocrine, skeletal, respiratory and cardiac systems. These characteristics make stem cells highly flexible and useful for a number of applications, including the potential use as therapeutics.

Cell therapy. Cell therapy is the use of live cells as therapeutic agents to treat disease. This therapy involves the introduction of cells to replace or initiate the production of other cells that are missing or damaged due to disease. Currently, the most common forms of cell therapy include blood and platelet transfusions and bone marrow transplants.

Bone marrow transplantation is a medical procedure in which hematopoietic stem cells are introduced into the body in order to regenerate healthy, functioning bone marrow. In this procedure, stem cells are obtained from a donor through a surgical procedure to remove bone marrow. The donated bone marrow, including any “captured” stem cells, is then transfused into the patient. Stem cells for transplantation may also be obtained from peripheral blood or umbilical cord blood donations. Sometimes the stem cells used in the procedure are obtained from the patient’s own bone marrow or blood.

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

Umbilical Cord Blood Banking

The success of current and emerging cell therapies is dependent on the presence of a rich and abundant source of stem cells. Umbilical cord blood has been emerging as an ideal source for these cells. As information about the potential therapeutic value of stem cells has entered the mainstream, and following the first successful cord blood transplant performed in 1988, cord blood collection has grown. In the past decades, multiple public and private cord blood banks have been established to provide for the collection and storage of these cells. Public cord blood banks collect and store umbilical cord blood donated by women at the birth of the child. This blood is stored and made available for a significant fee to an unrelated individual who matches the cord blood stored. The Company does not currently collect or store donated cord blood units. Private, or family cord blood banks such as Cord, collect and store umbilical cord blood on a fee-for-service basis for families. This blood is stored and made available to the family in the event the family needs stem cells for a transplant.

Umbilical Cord Tissue Banking

An emerging source of stem cells found in the umbilical cord tissue for therapeutic use are Mesenchymal stem cells.  Mesenchymal stem cells, which are abundant in the cord tissue, possess the ability to regenerate into connective tissues including nerves, bones, muscles and ligaments.  While there are currently no clinically approved use for these stem cells, there are clinical trials underway, and many scientists view this source of stem cells as promising resource in the field of regenerative medicine.  In more recent years, many of the private or family cord blood banks have begun offering cord tissue related processing and storage services on a fee-for-service basis for families.   Private cord blood banks typically offer to store a whole segment of the cord tissue, or a service where the Mesenchymal stem cells are isolated from the cord tissue, expanded, and then cryogenically stored.   Cord facilitates whole segment cord tissue processing and storage services.

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

Additionally, the Company provides services related to procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company receives a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may include arranging for transportation, providing collection materials, facilitating information used to determine donor eligibility and arranging for infectious disease testing of the maternal blood.

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

The Purchaser is current with the payment schedule as of December 31, 2016.

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

In January 2012, the Company exercised its right to convert its Tranche 1 loan into 6% of the outstanding shares of VidaPlus, and as a result, the Company owned a total of 7% of the outstanding shares. At the time of the equity conversion, the Company no longer maintained its Pledge on the 270 VidaPlus samples associated with Tranche 1; however, the Company maintained a liquidation preference in VidaPlus over the money invested by the Company in VidaPlus. Additionally, the Company declined to make any further investment (loan or otherwise) to VidaPlus under either Tranche 2, Tranche 3 or otherwise. Pursuant to the Agreement, CBAI held a pledge over the umbilical cord blood maintenance and storage contracts between VidaPlus and certain of its customers, and all rights contained therein, including but not limited to the rights to administer those contracts and the rights to collect the revenues derived from those contracts, for 328 samples. CBAI held that pledge until such time as it converted the monies paid to VidaPlus under Tranche 2 of the Stock Purchase Agreement into equity into VidaPlus, in accordance with the formulas set forth in the Stock Purchase Agreement. CBAI was required to make that conversion within two years of when the calculation was made as to the amount of shares to which CBAI is entitled pursuant to Tranche 2, which meant that such conversion would take place around or before February 2014. CBAI also held a liquidation preference in VidaPlus for the money the Company invested in VidaPlus. On February 14, 2014, CBAI delivered to VidaPlus its election to convert its loan under Tranche 2 into shares of stock in VidaPlus, including Anti-Dilution shares.  The Company is entitled to an additional ownership stake of approximately 2.24% in connection with the forgoing, bringing its total ownership percentage to approximately 9.24%.

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

Competition

The Company is one of an estimated twenty-five (25) firms in the US providing private cord blood banking services, with approximately one half of those providing additional cord tissue related services. The Company has built its business in the United States (“US”) via a model of organic growth and accretive acquisitions.

Patents, Trademarks, Licenses or Royalty Agreements.

Patent License Agreement

PharmaStem Therapeutics claimed to hold certain patents relating to the storage, expansion and use of hematopoietic stem cells. Previously, PharmaStem commenced suit against numerous companies involved in cord blood collection and preservation alleging infringement of its patents. In October 2003, after a jury trial, judgment was entered against certain of the Company’s competitors and in favor of PharmaStem in one of those suits. In February 2004, PharmaStem commenced suit against Cord Partners and certain of its competitors alleging infringement of its patents. Management of Cord Partners determined to settle, rather than to litigate, this matter. As a result, PharmaStem and Cord Partners entered into a Patent License Agreement in March 2004. Pursuant to the Patent License Agreement, Cord Partners could, on a non-exclusive basis, collect, process and store cord blood utilizing PharmaStem’s claimed technology and processes allegedly covered by its patents for so long as the patents may remain in effect. Most of the patents at issue expired in 2010. PharmaStem could claim, arguendo, Cord Partners is obligated under the Patent License Agreement to pay royalties to PharmaStem of 15% of all revenues generated by Cord Partners from the collection and storage of cord blood on and after January 1, 2004. Other than potential royalties, which would be disputed by Cord, no amount is payable by Cord Partners to PharmaStem. All litigation between the parties was dismissed and all prior claims were released. As of 2008, Cord ceased paying all royalties to PharmaStem. The patents have been declared void under a final decision on appeal, and as such, there is no pending litigation in this matter. As of December 31, 2014, the Company included approximately $226,000 in accounts payable and $120,000 included in accrued expenses to account for this liability since 2008, though the Company disputes that it owes any royalties to Pharmastem. As of September 30, 2015, and for fiscal year 2015, the Company made a one-time adjustment of the previously held amount of approximately $226,000 in accounts payable and $120,000 in accrued expenses, to its income statement as a gain on a settlement payable of $346,269.

Trademarks and Other Intellectual Property

The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in its business. The Company generally enters into confidentiality agreements with its consultants, vendors and others. The Company also seeks to control access to and distribution of its technology, documentation and other proprietary information. The Company uses numerous trademarks, trade names and service marks for its products and services. CBAI also from time to time relies on a variety of intellectual property rights that the Company licenses from third parties. Although the Company believes that alternative technologies are generally available to replace such licensed intellectual property, these third party properties and technologies may not continue to be available to the Company on commercially reasonable terms.

The steps the Company has taken to protect its copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse the Company’s intellectual property. If this were to occur, it could harm its reputation and adversely affect its competitive position or results of operations.

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

Employees

As of December 31, 2016, the Company had nine full-time employees, and one part time employee. This includes the Company’s Interim President and General Counsel, operations, laboratory, administrative, accounting, customer service and sales personnel.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cordblood-america.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, (both XBRL compliant), current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS

Risks Related To the Company’s Business

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition

The Company believes that the key to its success is to increase sales of its cord blood and cord tissue processing and storage services, and birth tissue related procurement services; thereby increasing its revenues and available cash. The Company’s success with regard to cord blood and cord tissue processing and storage services will depend in large part on widespread market acceptance of cryo-storage of cord blood and tissue, and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. The Company may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company’s services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If the Company is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

For the Company’s birth tissue related procurement services, success will depend in a large part on the level of demand in the products being developed by the organizations for which the Company provides tissue, or ones to which the Company may provide services in the future, as well as on the Company’s ability to procure birth tissue acceptable to these organizations.  If the Company is unable to meet the current or future demand of birth tissue from its sources, this emerging source of Company revenue may impact profitability and/or continuing operations.

The Company May Be Liable To Its Customers And May Lose Customers If It Provides Poor Service, If Its Services Do Not Comply With Its Agreements Or If Its Storage Facilities Fail.

The Company must meet its customers’ service level expectations and its contractual obligations with respect to its services. Failure to do so could subject the Company to liability, as well as cause it to lose customers. In some cases, the Company relies upon third party contractors to assist in providing its services. The Company’s ability to meet its contractual obligations and customer expectations may be impacted by the performance of its third party contractors and their ability to comply with applicable laws and regulations.

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

Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future. Of the states in which the Company provides services, only California, New Jersey, New York, and Maryland currently require that cord blood banks be licensed. The states of New York and California require that cord tissue banks be licensed as well.   CBAI maintains the required procurement service licenses of the states of California, New York, New Jersey and Maryland. CBAI’s third party laboratory does not maintain all of the required service licenses in the state of Maryland, but CBAI anticipates the third party laboratory will seek these licenses. If other states adopt requirements for the licensing of cord blood and tissue banking or procurement services, the Company and its third party laboratory may have to obtain licenses to continue providing services in those states.

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

Cord blood and cord tissue banking and stem cell processing and storage is becoming an increasingly competitive business. The Company faces competition from other operators of cord blood and cord tissue stem cell processing and storage businesses and providers of cord blood and stem cell storage services. Competitors with greater access to financial resources may enter Company markets and compete with the Company for increased market share. Many competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than the Company currently has. The Company has no research and development underway, while other competitors have established budgets for such research and development activities.  Established competitors, who have substantially greater financial resources and longer operating histories than the Company, are able to engage in more substantial advertising and promotion and attract a greater number of customers and business than the Company currently attracts. While this competition is already intense, if it increases, it could have an even greater adverse impact on the Company revenues and profitability. In the event that the Company is unable to compete successfully, its business will be adversely affected and competition may make it more difficult for the Company to grow its revenue and maintain its existing business.

The Company Information Systems Are Critical To Its Business And A Failure Of Those Systems Could Materially Harm the Company.

The Company depends on its ability to store, retrieve, process and manage a significant amount of information. If Company information systems fail to perform as expected, or if the Company suffers an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on its business.

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

Volatility In The Financial Market May Negatively Impact The Company’s Ability To Access The Credit Markets.

Capital and credit markets have become increasingly volatile for microcap companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited or prohibitively expensive, it is possible that the Company’s ability to raise additional capital, if needed, through the private placement of shares, debt and/or convertible debt may be limited by these factors if the Company requires such sources of additional capital in order to continue its operations, fund negative cash flow, and implement its business plans.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Its Operations.

The Company’s success largely depends on the efforts and abilities of its management team. The loss of their services could materially harm the Company’s business because of the cost and time necessary to find a successor. Such a loss would also divert management’s attention away from operational issues. The Company does not presently maintain key-man life insurance policies on its Executive Officers. The Company also has other key employees who manage its operations, and if the Company were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract sufficient number and quality of staff.

The Company Could Fail to Retire Its Remaining Debt Obligation Which Could Subject the Company To A Default, And If Not Remedied, The Company’s Assets Being Sold or Seized.

The Company settled a lawsuit in December 2014, as set forth more fully in Note 4. Notes and Loans Payable, and Derivative Liabilities. If the Company is unable to pay the monthly installment amount of $100,000 per the terms described in the Settlement Agreement, the Company would be in default, with increased costs and possible acceleration of the note balance in full if not remedied within a prescribed timeline.  If unable to meet default and/or acceleration conditions of the Agreement, the obligations are secured by the Company assets which could lead to the sale or seizure of Company assets.  Such an adverse outcome could be significant to the Company’s results of operations and may limit the Company’s ability to engage in its business activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

In October, 2009, the Company re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. The Company’s principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 16,523 square feet. The property is leased from an unaffiliated third party, whereby the original lease was for a period of five years ending September 2014.  On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the Landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s Common Area Maintenance Expenses and HOA costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease. The Company’s monthly rent payments are approximately $15,451, which includes Common Area Maintenance (CAM) charges.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2016, and December 31, 2015. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2016	High	Low
First Quarter	$0.0045	$0.0027
Second Quarter	$0.0045	$0.0029
Third Quarter	$0.0035	$0.0026
Fourth Quarter	$0.0031	$0.0024

	Common Stock
Fiscal Year 2015	High	Low
First Quarter	$0.002	$0.001
Second Quarter	$0.004	$0.002
Third Quarter	$0.004	$0.003
Fourth Quarter	$0.006	$0.004

(b) Holders. As of March 7, 2017, the Company Common Stock was held by approximately 663 shareholders of record. The Company’s transfer agent is Interwest Transfer Company, Inc., with offices at 1981 Murray Holiday Road, Suite 100, Salt Lake City, Utah 84117, phone number (801) 272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2016, under which its common stock is authorized for issuance.

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

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2016.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2015 and 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Results of Operations for the Year Ended December 31, 2016 Compared To the Year Ended December 31, 2015

For the year ended December 31, 2016, the Company's total revenue decreased to $3.29 million from $5.23 million over the same period of 2015, a decrease of 37.1%. Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products. The decrease in revenue is primarily due to a reduction in orders for procurement of birth tissue related services. Recurring storage revenues increased approximately 3% to $2.71 million for the year ended December 31, 2016, versus $2.62 million for the prior comparative year ended December 31, 2015.  Revenues from the procurement of birth tissue decreased to $0.17 million for the year ended December 31, 2016 from $1.73 million from the year ended December 31, 2015, a decrease of 90%.  This decline is attributable to the cessation of orders for birth tissue procurement services in 2016.

Cost of services as a percentage of revenue decreased from 35.7% to 27.5% for the comparative year ending 2016 versus 2015. The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.98 million or 29.1% to $2.4 million from year ending 2015 to year ending 2016. The decline in gross profit is largely due to reduction in revenue as a result of cessation of orders for birth tissue procurement services.

Administrative and selling expenses for the year ended December 31, 2016 were $2.5 million as compared to $3.0 million for the comparative period of 2015, representing a 17% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel. The Company continues to evaluate its administrative and selling expenses for alignment with revenues.

The Company's net income was $0.10 million for the year ended December 31, 2016, a decrease of $0.34 million from $0.44 million for the year ended December 31, 2015.

Liquidity and Capital Resources

Total assets at December 31, 2016 were $3.1 million, compared to $3.7 million at December 31, 2015.  The total liabilities at December 31, 2016 were $2.55 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $0.36 million, $0.15 million, and $1.43 million respectively. The total liabilities at December 31, 2015 were $3.23 million consisting primarily of Promissory Notes, Accounts Payable and Deferred Revenue of $0.7 million, $0.15 million, and $1.6 million respectively. Total liabilities decreased by $0.68 million, primarily due to pay down of Promissory Notes.

At December 31, 2016, the company had $0.93 million in cash, an increase of $0.14 million or 17% from the prior comparative period of 2015. Cash flows from operations are currently sufficient to fund operations, though net cash provided by operating activities for the year ended December 31, 2016 decreased by $0.15 million from $0.73 million from the prior comparative period of 2015.  During the last 12 months of 2016 there was no increase in notes payable for purposes of working capital, and the Company made payments toward notes payable to Tonaquint, Inc., as more fully described in Note 4. Notes and Loans Payable, and Derivative Liabilities. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. However, the Company had and has net income and positive cash flow from operations for the years ended December 31, 2015 and December 31, 2016. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs.

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015 and 2016, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through December 31, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2016 and December 31, 2015, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-18 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2016. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2016, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s Executive Officers and Directors. The terms of office for the Company’s Directors are as follows: Adrian Pertierra and Anthony Snow will continue until the 2018 annual meeting of shareholders; Timothy McGrath will continue until the 2017 annual meeting of shareholders; David Sandberg was elected to continue until the 2016 annual meeting of shareholders, provided that all Directors continue until a successor has been elected and qualified, or until his or her earlier death, resignation or removal. The Company Board of Directors elects its Officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Timothy McGrath	53	Director
David Sandberg	43	Chairman and Director
Anthony Snow	41	Director
Adrian Pertierra	44	Director
Stephen Morgan	40	Interim President, Corporate Secretary, General Counsel

David Sandberg has been the Chairman of the Board of the Company since April 2015.  He is the managing member and founder of Red Oak Partners, LLC, a Florida-based, SEC Registered investment company founded in 2003 and which manages several public and private funds. Previously, Mr. Sandberg co-managed JH Whitney & Co.’s Green River Fund from 1998 to 2002. Mr. Sandberg presently serves as the Chairman of the Board of Asure Software, Inc., and as a director of public companies SMTC Corp. and Issuer Direct Corporation, each of which Red Oak Partners is the largest or one of the largest owners. Mr. Sandberg has previously served as a director of public companies Planar Systems, Inc., RF Industries Ltd., and EDCI Holdings Inc., and presently serves as the Chairman of the Board of Kensington Vanguard Group, LLC, a private real estate services company. Mr. Sandberg’s public board experience includes serving as the Chairman of each of Audit, Compensation, Governance, and Strategic committees. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.

Timothy McGrath has been a Director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past fourteen years. Mr. McGrath is currently serving as Controller for Logic Information Systems, Inc., a technology services company. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc. From October 1999 through September 2005 Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, Directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to the Company’s registration statement filed on Form SB-2 on May 2, 2005.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the Executive Officers as a group for services rendered to the Company in all capacities during the 2016 and 2015 fiscal years as shown in the following table.

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

The Company’s Board of Directors has formed a compensation committee charged with the oversight of executive compensation plans, policies and programs of the Company and with the full authority to determine and approve the compensation of the Company’s Interim President and also makes recommendations with respect to the compensation of other executive officers.

Elements of Compensation

The Company’s compensation program for the Named Executive Officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans, although Mr. Morgan’s agreement has a bonus plan. The base salary provided is intended to equitably compensate the Named Executive Officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

The Company’s Named Executive Officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are to be reviewed and approved by the Company’s Board of Directors, with the advice of the Compensation Committee, annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s Named Executive Officers in 2016 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2016.

Employment Agreements

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

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  In 2016, the Company paid Mr. Vicente $118,937 in connection with the severance, and the remaining amount payable as of December 31, 2016 is $166,511. Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  In 2016, the Company paid Mr. Vicente $16,496 in connection with these payments, and as of December 31, 2016 has a remaining amount payable of $20,849. Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days, payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Joseph Vicente	2016	16,875	11,407	0	0	28,282
President and Principal Financial and Accounting Officer (former)	2015	133,000	28,350	0	0	161,350

Stephen Morgan	2016	132,875	7,500	0	0	140,375
Interim President, Corporate Secretary, and General Counsel	2015	127,550	11,375	0	0	138,925

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of the Company’s principal Executive Officers during 2016, and each person who served as an Executive Officer of CBAI as of December 31, 2016 (No grants were made during 2016):

2016 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Cord Shares)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)

Joseph Vicente
Chairman and President (former)	-	-	$-	$-

Stephen Morgan
Interim President and General Counsel	-	-	$-	$-

Holdings of Previously Awarded Equity

2016 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	($)	Date
Joseph Vicente
President (former)
	75,000	-	1.00	07/06/20
	150,685.33			07/13/17
	607,324		1.00	12/31/19
	607,324		1.00	12/31/19
	77,343		4.10	07/01/20
	77,343		4.10	07/01/20

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2016

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph R. Vicente	$0	$0	0	0	0	0	$0
Timothy McGrath	$7,000	$0	0	0	0	0	$7,000
David Sandberg	$9,000	$0	0	0	0	0	$9,000
Anthony Snow	$8,000	$0	0	0	0	0	$8,000
Adrian Pertierra	$6,000	$0	0	0	0	0	$6,000

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

Compensation Committee Interlocks and Insider Participation

Mr. McGrath, Mr. Sandberg, Mr. Snow and Mr. Pertierra are the current members of the Compensation Committee.
During the fiscal year ended December 31, 2016, none of the Company’s Executive Officers served on the Board of Directors of any third party entities whose directors or officers serve on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following table sets forth information as of March 10, 2017, except as otherwise noted, with respect to the beneficial ownership of the Company’s common stock and is based on 1,272,066,146 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●
Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;
●
Each director and prospective director of the Company; and
●
The Company’s Interim President and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Approximate Percent of Class (%)

Common	Cryo-Cell International, Inc. (1)	110,749,924	8.7%
	700 Brooker Creek Boulevard, Suite 1800
	Oldsmar, Florida 34677

Common	Red Oak Partners, LLC (2)	381,052,632	30.0%
	1969 SW 17th Street
	Boca Raton, Florida 33486

Title Of Class	Name And Address Of Beneficial Owner (3)	Amount And Nature Of Beneficial Ownership	Approximate Percent of Class (%)
Common	Stephen Morgan, Interim President, Secretary and General Counsel	100,000	*%
Common	Timothy G. McGrath, Director	90,669	*%
Common	David Sandberg, Chairman of the Board	381,052,632(2)	30.0%
Common	Anthony Snow, Director	0	*%
Common	Adrian Pertierra, Director	0	*%
Common	All above executive officers and directors as a group (6 persons)	381,243,301	30.1%

* Less than 1% of the outstanding common stock.

(1)
The amount shown and the following information is derived from an Amendment No. 2 to Schedule 13D filed by Cryo-Cell International, Inc., reporting beneficial ownership as of April 11, 2016.
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
(3)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Cord Blood America, Inc., Helm Drive, Las Vegas, NV, 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 10, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 1,272,066,146shares of common stock outstanding on March 10, 2017 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 10, 2017 as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP (“RBSM”), and its predecessor, De Joya Griffith, LLC (“De Joya”), for each of our last two fiscal years for the categories of services indicated:

	RBSM	De Joya	RBSM
	December 31, 2015		December 31, 2016
Audit Fees	$25,970	$57,276	$108,248
Audit Related Fees	-	-	-
Tax Fees	-	16,000	16,000
All Other Fees	-	-	-
	$25,970	$73,276	$124,248

RBSM and De Joya did not perform any non-audit services for the Company in the years ended December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, RBSM billed the Company for $124,248 and $25,970, respectively. During the years ended December 31, 2016 and 2015, De Joya billed the Company for $0 and $73,276, respectively.

Audit fees. Consists of fees billed for the audit of the Company’s annual financial statements, review of our Form 10-K, review of the Company’s interim financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with the Company’s principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by the Company’s accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)
The Company’s Consolidated Financial Statements are listed on page F-3 of this Annual Report.
(2)
Financial Statement Schedules.

None

(3)
Exhibits

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (5)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (17)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (31)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (29)
10	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)
10.1	Board Compensation Plan (3)

10.2	Employment Agreement between the Company and Joseph Vicente (22)
10.3	Lease for Las Vegas Facility (9)
10.4	2011 Flexible Stock Option Plan (17)
10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)
10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)
10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)
10.9	Departure of Directors or Appointment Certain Officers; Election and of Directors, Appointment of Certain Officers on May 15, 2012 (15)
10.1	Employment Agreement between the Company and Stephen Morgan (23)
10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)
10.12
On December 30, 2013, the Company engaged De Joya Griffith, LLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for the fiscal year ended December 31, 2013. (19)

10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)
10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)
10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)
10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)
10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Adrian Pertierra. (26)
10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)
10.2	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)
10.21	Reserved
10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation (31)
10.23	The Company’s Audit Committee approved the change in the Company’s auditors to RBSM LLP. The former auditor, De Joya Griffith resigned. (32)
10.24	On February 12, 2016, the Company and Stephen Morgan entered into a Second Amendment to Executive Employment Agreement. (33)
10.25	On February 12, 2016, the Company and Joseph Vicente entered into a Mutual Separation Agreement. (33)
10.26	Effective March 31, 2017, the Company and Stephen Morgan entered into a Third Amendment to Executive Employment Agreement (34)
21	List of Subsidiaries (4)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(30) Reserved
(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015
(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015
(33) Filed as an exhibit to the Current Report on Form 8K filed on February 19, 2016
(34) Filed as an exhibit to the Current Report on Form 8K filed on March 21, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2017.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Stephen Morgan
Interim President (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 28, 2017

/s/David Sandberg
Chairman and Director	March 28, 2017

/s/Anthony Snow
Director	March 28, 2017

/s/Timothy McGrath
Director	March 28, 2017

/s/Adrian Pertierra
Director	March 28, 2017

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cord Blood America, Inc.

We have audited the consolidated balance sheets of Cord Blood America, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. Cord Blood America, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cord Blood America, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

RBSM, LLP

Henderson, Nevada
March 27, 2017

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$926,209	$789,046
Accounts receivable, net of allowance for doubtful accounts of $78,123 and $105,037, respectively	113,316	349,859
Note receivable – Banco Vida (current portion)	--	58,709
Receivable - Biocells net of discount $27,541 and $28,105, respectively (current portion)	27,459	16,895
Prepaid expenses	175,065	151,874
Inventory	58,376	107,060
Total current assets	1,300,425	1,473,443

Property and equipment, net of accumulated depreciation and amortization of $743,200 and $695,335, respectively	66,628	119,189
Customer contracts and relationships, net of accumulated amortization $4,232,982 and $4,040,983, respectively	1,322,056	1,637,409
Other assets	19,292	19,292
Note receivable – Banco Vida (long term portion)	--	4,432
Receivable – Biocells net of discount $140,041 and $167,231, respectively (long term portion)	419,959	447,769
Total assets	$3,128,360	$3,701,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,305	$152,805
Accrued expenses	112,020	204,939
Severance payable	187,360	-
Deferred revenue (current portion)	1,158,578	1,297,244
Derivative liability (current portion)	109,731	182,213
Interest on promissory notes	204,494	128,607
Promissory convertible notes payable, net of unamortized discount of $43,432 and $159,407, respectively (current portion)	356,568	292,298
Total current liabilities	2,280,056	2,258,106

Deferred revenue (long term portion)	271,628	304,188
Derivative liability (long term portion)	--	255,290
Promissory convertible note payable, net of amortized discount of $0 and $159,407, respectively (long term portion)	--	409,517
Total liabilities	2,551,684	3,227,101

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 outstanding	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,905,208)	(53,007,451)
Total stockholders’ equity	576,676	474,433
Total liabilities and stockholders’ equity	$3,128,360	$3,701,534

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015

Revenue	$3,288,291	$5,227,776
Cost of services	(904,863)	(1,864,500)
Gross profit	2,383,428	3,363,276
Administrative and selling expenses	(2,489,686)	(3,005,140)
Income (loss) from operations	(106,258)	358,136

Interest expense and change in derivative liability	22,132	(305,224)
Gain or loss on BV Settlement	151,951	--
Other income	34,417	27,406
Gain on recovery of loan receivable	--	40,000
Gain on settlement of payable	--	346,269
Loss on legal settlement	--	(28,652)

Income before provision for income taxes	102,243	437,935

Income taxes	--	--
Net income	$102,243	$437,935

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00
Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

The accompanying notes are an integral part of these consolidated financial statements

 CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2016 AND 2015
(AUDITED)

					Additional
	Preferred Stock		Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Ending Balance December 31, 2014	-	$-	890,000,000	$89,000	$53,264,971	$(599,833)	$(53,445,386)	$(691,248)

Issance of Preferred Stock for Cash	724,000	72	-	-	723,928	-	-	724,000
Issuance of Common Stock fo Conversion of Preferred Stock	(724,000)	(72)	381,052,632	38,207	(38,135)	-	-	-
Issuance of Common Stock for Employee		-	1,013,514	-	3,746	-	-	3,746
Net Income	-	-	-	-	-	-	437,935	437,935

Ending Balance December 31, 2015	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(53,007,451)	$474,433

Net Income	-	-	-	-	-	-	102,243	102,243

Ending Balance December 31, 2016	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(52,905,208)	$576,676

The accompanying notes are an integral part of these consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	YEAR-ENDED	YEAR-ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,243	$437,935
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan discount	229,754	777,900
Depreciation and amortization	363,218	399,910
Change in value of derivative liability	(327,772)	(594,127)
Amortization of loan receivable discount	(28,104)	(20,655)
Gain on recovery of loan receivable	--	(40,000)
Gain on settlement of payable	--	(346,269)
Gain on settlement with Banco Vida	(151,951)	--
Other income from loan receivable	(6,313)	--
Bad debt	48,554	59,311
Net change in operating assets and liabilities
Changes in accounts receivable	196,521	(106,577)
Changes in other current assets	--	(24,783)
Changes in Inventory	45,433	--
Changes in prepaid	(23,191)	(72,217)
Changes in accounts payable	(1,500)	15,995
Changes in accrued expenses	(92,920)	17,366
Changes in severance payable	187,360	--
Changes in accrued interest	75,887	121,451
Changes in deferred revenue	(39,860)	108,795
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	577,359	734,035

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	--	(46,734)
Payment to loan receivable - Banco Vida	69,454	11,859
Payments from loan receivable – Biocordcell	45,350	40,000
Payment from sales of equipment	20,000	--
NET CASH PROVIDED BY INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	134,804	5,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from share issuance	--	724,000
Repayment of convertible note payable	(575,000)	(1,425,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(575,000)	(701,000)

NET INCREASE IN CASH	137,163	38,160

Cash balance at beginning of year	$789,046	$750,886
Cash balance at end of year	$926,209	$789,046

Non-Cash Investing and Financing Activities
Cash paid for interest	$--	$--
Cash paid for tax	$--	$--
Shares issued for settlement payment	$--	$3,750

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Company Developments – Banco Vida

On August 17, 2015, the Company received a notice of termination from Cord Blood Caribbean, Inc. d/b/a Banco Vida (“Banco Vida”) with regards to both the Tissue Agreement and the Storage and Processing Agreement between the two companies, effective February 2016.  The Company reached an amendment to the Tissue Agreement extending the agreement through February 7, 2018, and with automatic renewals for consecutive two (2) year terms, in perpetuity unless terminated prior to a renewal term or otherwise in accordance with the amendment.  Although the parties had not yet reached an agreement regarding the Storage and Processing Agreement between the two companies, Banco Vida continued to store samples with the Company until December 2016. In December 2016, the Company and Banco Vida entered a Release Agreement, pursuant to which the storage relationship between them ceased. In connection with the Release Agreement, Banco Vida paid the Company $20,000, and Banco Vida received from the Company equipment used in the storage of samples. The Company recorded a gain on settlement of $151,951 relating to release of deferred revenue and sales of equipment in connection with the transaction.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense for the years ended December 31, 2016 and 2015 was $295,486 and $345,348 respectively.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Notes Receivable

Notes receivable consists of the notes due from Biocordcell Argentina S.A. (BioCells) and Banco Vida. The notes receivable are recorded at carrying-value on the financial statements.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2016 and December 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations.

Revenue Recognition

CBAI recognizes revenue under the provisions of ASC 605. CBAI provides a combination of products and services to customers. This combination arrangement is evaluated under ASC 605. ASC 605 addresses certain aspects of accounting for arrangements under multiple revenue generating activities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the portion of tax benefits that more likely than not will not be realized. There was a valuation allowance equal to 100% of deferred tax assets as of December 31, 2016 and 2015.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2016 and 2015. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The diluted weighted average common shares outstanding are 1,272,066,146 and 1,272,066,146 as of December 31, 2016 and 2015, respectively.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of December 31, 2016, such excess was less than $250,000. To date, the Company has not experienced any such losses.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820, are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$109,731	$109,731

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0.12% to 0.47%
Expected life	0 to 0.75 years
Dividend Yield	0%
Volatility	0% to 109%

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability$	--	$--	$(437,503)	$(437,503)

Derivative liability was valued under the Binomial model, with the following assumptions:

Risk free interest rate	0.12% to 0.63%
Expected life	0 to 1.75 years
Dividend Yield	0%
Volatility	0% to 103%

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determiningthe transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

Note 3. Property and Equipment

At December 31, 2016 and 2015, property and equipment consists of:

	Useful Life (Years)	2016	2015

Furniture and fixtures	1-5	$23,030	$23,030
Computer equipment	5	217,805	217,364
Laboratory Equipment	1-5	98,188	100,844
Freezer equipment	7-15	364,225	370,424
Leasehold Improvements	5	102,862	102,862
		806,110	814,524
Less: accumulated depreciation and amortization		(739,482)	(695,335)
		$66,628	$119,189

For the years ended December 31, 2016 and 2015, depreciation expense totaled $47,865 and $54,562, respectively.

Note 4. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2016 and 2015, notes and loans payable consist of:

	December 31, 2016	December 31, 2015

Secured Convertible Promissory Note to Tonaquint, Inc. 7.5% per annum; due on or before September 17, 2017.	400,000	975,000

Less: Unamortized Discount	(43,432)	(273,185)
	$356,568	$701,815

The total interest expense was $305,640 and $23,539 during the years ended December 31, 2016 and 2015, respectively. The gains from changes in derivative liability were $327,772 and $228,404 during the years ended December 31, 2016 and 2015, respectively.

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

As of December 31, 2015, the principal balance on the Tonaquint note was $975,000, and there was $128,607 of accrued interest. As of December 31, 2016, the principal balance on the Tonaquint note was $400,000, and there was $204,494 of accrued interest.

Note 5. Investment and Notes Receivable, Related Parties

At December 31, 2016 and 2015, notes receivable consist of:

	2016	2015
Effective August 14, 2014, Company entered into a Secured Promissory Note with Banco Vida which carries 8% interest per annum. Interest only payments for first 12 months; thereafter principal and interest on standard amortization schedule due on or before February 1, 2017.	$--	$63,141

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	615,000	660,000

Unamortized discount on BioCells note receivable	(167,582)	(195,336)

	$447,418	$527,805

Under the Agreement with Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014; $15,000 on or before March 1, 2015; $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of December 31, 2016, the Purchaser is current on all payments.

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of December 31, 2015, the receivable has a balance of $464,664, net of unamortized discount of $195,336 and allowance of doubtful accounts of $0. As of December 31, 2016, the receivable has a balance of $447,418, net of unamortized discount of $167,582 and allowance of doubtful accounts of $0.   The Purchaser is current with payments as of December 31, 2016. The Company incurred interest income from the amortized discount of $28,104 and $20,655 during the years ended December 31, 2016 and 2015, respectively.

Note 6. Commitments and Contingencies

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

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease, which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for CAM charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the Landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the Landlord is unable to or elects not to lease a portion of the premises to a third party by November 30, 2015 and by each subsequent anniversary thereof, the Company shall receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s Common Area Maintenance Expenses and HOA costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease. The Company’s monthly rent payments are approximately $15,451, which includes Common Area Maintenance (CAM) charges.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2016, are as follows:

Rent
to be paid
2017	186,518
2018	191,006
2019	145,835
Total	$523,358

The Company’s rent expense was $177,394 and $160,478 during the year ended December 31, 2016 and 2015, respectively.

Convertible Promissory Note to Tonaquint

Commitments for future minimum principal payments, by year, and in the aggregate, to be paid under such convertible note as of December 31, 2016, are as follows:

Principal
to be paid
2017	400,000
Total	$400,000

Note 7. Related Party Transactions and Commitments

Related Party Transactions

VidaPlus

The Company is entitled to approximately 9.24% of the outstanding shares of VidaPlus, and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and convertible loan receivable.

Note 8. Stock Option Plan

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2016 and 2015.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2014	5,106,775	1.01	4.41
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	497,411	-	-
Outstanding, December 31, 2015	4,609,364	0.67	3.87
Exercisable at December 31, 2015	4,609,364	0.67	3.87

Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	150,685	-	-
Outstanding, December 31, 2016	4,458,679	0.68	2.98
Exercisable, December 31, 2016	4,458,679	0.68	2.98

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,458,679	2.98	$0.68	4,458,679	$0.68
	4,458,679	2.98	$0.68	4,458,679	$0.68

Note 9. Warrant Agreements

As part of the Settlement and Exchange Agreement entered into on December 17, 2014 between the Company and St. George, the Warrant to Purchase Shares of Common Stock issued by the Company to St. George on or around March 10, 2011, was terminated, cancelled or otherwise extinguished.

The Company has not issued any warrants since January 1, 2012. There are no warrants outstanding and exercisable at December 31, 2016 and 2015.

Note 10. Income Tax

For the years ended December 31, 2016 and 2015, the Company incurred a net profit of $102,243 and $437,945, respectively.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  Based upon management’s evaluation, a valuation allowance of 100% has been establish, since it is more likely than not that the deferred tax assets will not be realized. The cumulative net operating loss carry-forward is $39,311,214 as of December 31, 2016 and will expire beginning in the year 2033.The provision for income tax consists of the following:

	December 31, 2016		December 31, 2015
	Tax Loss (Gain)	Deferred Assets	Tax Loss (Gain)	Deferred Assets
Net income (loss)	$102,243	$35,785	$437,935	$153,277

NOL	(40,867,272)		(42,827,184)
Bad debt expense	48,554	16,994	59,311	20,759
Accounts payable	151,305	52,957	152,804	53,481
Accrued expenses	112,020	39,207	204,939	71,729
Deferred revenue	1,430,206	500,572	1,601,432	560,501
Accounts receivable	(113,316)	(39,661)	(349,859)	(122,451)
Prepaid expense	(175,065)	(61,273)	(151,874)	(53,156)
Stock-based compensation	-		(3,649)	(1,277)
Meals & entertainment (50%)	112	39	8,873	3,106

Tax loss (gain) for the year	$(39,311,214)	$544,620	$(40,867,272)	$685,969

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:
	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$(13,758,925)	$(14,303,545)
Non-deductible entertainment	39	3,106
Bad debt expenses	16,994	20,759
Deferred revenue	500,572	560,501
Stock-based compensation	-	(1,277)
Others	(8,770)	(50,397)
Valuation allowance	13,250,089	13,770,853
Net deferred tax asset	$-	$-

The Company has their tax years 2015 to 2013 open by statute for Federal, State and Local purposes.

Note 11. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of $0.0001 par value preferred stock authorized. The Company issued 724,000 shares of Series A Convertible Preferred Stock in connection with the Red Oak investment of cash proceeds of $724,000 in accordance with the Agreement set forth in detail in Item 5. On May 7, 2015, per the terms of the Red Oak Agreement, the 724,000 shares of Preferred Stock held by Red Oak automatically converted into 381,052,632 common shares of the Company equivalent to 29.98% ownership in the Company.

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

During the year ended December 31, 2015, the Company issued 1,013,514 shares of common stock to employees as employee compensation fair value at $3,649.

As of December 31, 2016, the Company had 1,272,066,146 shares outstanding. 20,000 shares remain in the Company’s treasury.

Note 12. Subsequent Events

Amendment to Employment Agreement

Effective March 31, 2017, the Company entered into a Third Amendment to Executive Employment Agreement (the “Third Amendment”) with Stephen Morgan (the “Employee”), amending his original, April 1, 2015 employment agreement.  The Third Amendment provides that the last day of the term of Employee’s employment is extended from March 31, 2017, to March 31, 2018, subject to the other terms and conditions of Section 2 of the original agreement; provided, however, that (i) the Company may change Employee’s status from full-time to part-time employee at any time, (ii) concurrently with any such change in status, the Company may modify Employee’s base compensation amount and structure, and Employee’s prospective bonus, if any, and (iii) notwithstanding any such change in status, Employee shall remain eligible to receive the amount and other benefits set forth in Section 5(f) in accordance with the terms and conditions thereof.