Form 10-Q
period 2017-03-31
Cord Blood America, Inc.
filed 2017-05-15
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 15, 2017, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016

Current assets:
Cash	$821,429	$926,209
Accounts receivable, net of allowance for doubtful accounts of $78,123 and $78,123, respectively	48,699	113,316
Other current assets	62,395	58,376
Receivable – Biocells net of discount of $27,291 and $27,541, respectively current Portion	34,532	27,459
Prepaid expenses	124,065	175,065
Total current assets	1,091,120	1,300,425
Property and equipment, net of accumulated depreciation and amortization of $745,718 and $743,200, respectively	60,392	66,628
Customer contracts and relationships, net of accumulated amortization of $4,309,543 and $4,232,982, respectively	1,245,495	1,322,056
Other Assets	19,292	19,292
Receivable - BioCells net of discount of $133,218 and $140,041, respectively - long term portion	419,959	419,959
Total assets	$2,836,258	$3,128,360

Liabilities and Stockholders’ equity
Accounts payable	$116,266	$151,305
Accrued expenses	110,464	112,020
Severance Payable	147,211	187,360
Deferred revenue – current portion	1,165,952	1,158,578
Derivative liability – current portion	24,050	109,731
Interest on promissory notes	212,687	204,494
Promissory notes payable, net of unamortized discount of $7,046 and $43,432, respectively	92,954	356,568
Total current liabilities	1,869,584	2,280,056
Deferred revenue - long term portion	268,310	271,628

Total liabilities	2,137,894	2,551,684

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,783,520)	(52,905,208)
Total stockholders’ equity	698,364	576,676
Total liabilities and stockholders' equity	$2,836,258	$3,128,360

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2017	2016

Revenue	$745,948	$986,346
Cost of services	(170,934)	(340,330)
Gross profit	575,014	646,016
Administrative and selling expenses	(501,501)	(665,350)
Income (loss) from operations	73,513	(19,334)
Interest expense and change in derivative liability	41,102	(1,455)
Other income	7,073	13,198
Income from continuing operations before provision for income taxes	121,688	(7,591)

Income taxes	--	--
Net income (loss)	$121,688	$(7,591)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE-MONTH	THREE-MONTH
	PERIOD ENDED	PERIOD ENDED
	MARCH 31,	MARCH 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,688	$(7,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of loan discount	36,386	53,015
Amortization of Note Receivable discount	(7,073)	(6,885)
Depreciation and amortization	82,797	97,363
Change in value of derivative liability	(85,681)	(72,682)
Bad debt	38,254	7,139
Other income from loan receivable	--	(6,313)
Changes in accounts receivable	26,363	128,901
Changes in inventory	(4,019)	1,252
Changes in prepaid	51,001	43,061
Changes in accounts payable	(35,039)	(43,135)
Changes in accrued expenses	(1,556)	(3,157)
Changes in severance payable	(40,149)	--
Changes in accrued interest	8,192	21,123
Changes in deferred revenue	4,056	(26,190)
NET CASH PROVIDED BY OPERATING ACTIVITIES	195,220	185,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for loan receivable	--	69,454
NET CASH PROVIDED BY INVESTING ACTIVITIES	--	69,454

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(300,000)	--
NET CASH USED IN FINANCING ACTIVITIES	(300,000)	--

NET (DECREASE) INCREASE IN CASH	(104,780)	255,355

Cash balance at beginning of period	$926,209	$789,046
Cash balance at end of period	$821,429	$1,044,401

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $38,254 and $7,139 as bad debt expenses during the periods ended March 31, 2017 and 2016, respectively.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or market, and net realized value, using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Note Receivable
Notes receivable consists of the notes due from Biocordcell Argentina S.A. (BioCells) (Note 4). The note receivable is recorded at the carrying-value on the financial statements.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At March 31, 2017 and December 31, 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of income.

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

Cost of Services

Costs are incurred as umbilical cord blood, cord tissue and birth tissue are collected. These costs include the transportation of the umbilical cord blood, cord tissue and birthing tissue from the hospital, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, collection kit materials and allocated rent, utility and general administrative expenses. The Company expenses costs in the period incurred.

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 6. On January 1, 2006, the Company adopted the provisions of ASC 718 , “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options at fair value.

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

The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$(24,050)	$(24,050)

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	1.03%
Expected life	0.5 years
Dividend Yield	0%
Volatility	116%

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$(109,731)	$(109,731)

Derivative liability was valued under the Binomial model, with the following assumptions:

Risk free interest rate	0.12%-0.47%
Expected life	0 to 0.75 years
Dividend Yield	0%
Volatility	0% to 109%

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

Note 3. Notes and Loans Payable

At March 31, 2017 and December 31, 2016 notes and loans payable consist of:

	March 31, 2017	December 31, 2016
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$100,000	$400,000

	100,000	400,000
Less: Unamortized Discount	(7,046)	(43,432)
	$92,954	$356,568

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

As of December 31, 2016, the principal balance on the Tonaquint note was $400,000, and there was $204,494 of accrued interest. As of March 31, 2017, the principal balance on the Tonaquint note was $100,000, and there was $212,687 of accrued interest.

Note 4:  Investment and Notes Receivable, Related Parties

At March 31, 2017 and December 31, 2016, notes receivable consist of:

	March 31, 2017	December 31, 2016

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	615,000	615,000

Unamortized discount on BioCells note receivable	(160,509)	(167,582)
	$454,491	$447,418

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of March 31, 2017, the Purchaser has paid all amounts due and is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of March 31, 2017 and December 31, 2016, the receivable has a balance of $454,491 and $447,418, respectively..

Note 5.  Commitments and Contingencies

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

Amendments to Employment Agreement

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

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty-four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days, payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of March 31, 2017, are as follows:

Rent
to be paid
2017	140,167
2018	191,006
2019	145,835
Total	$477,008

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the period ended March 31, 2016 and the year ended December 31, 2016.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2016	4,458,679	0.68	2.98
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding March 31, 2017	4,458,679	0.68	2.73
Exercisable March 31, 2017	4,458,679	0.68	2.73

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,458,679	2.73	$0.68	4,458,679	$0.68
	4,458,679	2.73	$0.68	4,458,679	$0.68

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of March 31, 2017 and December 31, 2016, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2017 and December 31, 2016, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

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

The following information should be read in conjunction with the Company’s March 31, 2017 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations for the Three-Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, total revenue decreased to approximately $0.75 million from $0.99 million, a 24.4% decrease over the same period of 2016.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a reduction in orders for services related to procurement of birth tissue. Recurring storage revenues decreased approximately 2.0% to $0.66 million for the three-month period ended March 31, 2017, versus $0.67 million for the prior comparative year ended March 31, 2016.  Revenues from the procurement of birth tissue decreased to $0.0 million for the three-month period ended March 31, 2017 from $0.17 million for the three month period ended March 31, 2016.

Cost of services as a percentage of revenue decreased to 22.9% for the three-month period ending March 31, 2017 compared to 34.5% the same prior period of 2016.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.07 million or 11.0% to approximately $0.58 million for the three month period ending March 31, 2017 from the comparable three month period of 2016. The decline in gross profit is largely due to reduction in revenue as a result of receiving no orders for birth tissue procurement services for the three months ended March 31, 2017.

The Company’s net income was $0.12 million for the three month period of 2017, as compared to a net loss of $0.008 million for the three month comparative period of 2017 from 2016.

Liquidity and Capital Resources

Total assets at March 31, 2017 were $2.84 million, compared to $3.13 million at December 31, 2016. Total liabilities at March 31, 2017 were $2.13 million consisting primarily of deferred revenue of $1.43 million. At December 31, 2016, total liabilities were $2.55 million consisting primarily of deferred revenue of $1.43 million.

At March 31, 2017, the Company had $0.82 million in cash, a decrease of $0.10 million from the December 31, 2016 cash balance of $0.93 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the three months ended March 31, 2017, was $0.20 million, compared to net cash provided by operating activities of $0.19 million for the prior comparative period of 2016. During the three month period of 2017 there was no increase in notes payable for purposes of working capital.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. However, the Company has net income and cash flow from operations for the years ended December 31, 2015 and 2016. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company has relied on debt to provide capital for working capital needs.

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015 and 2016, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through March 31, 2018.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2017. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors for the three months ended March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (5)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (17)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (31)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (29)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)
10.1	Board Compensation Plan (3)
10.2	Employment Agreement between the Company and Joseph Vicente (22)
10.3	Lease for Las Vegas Facility (9)
10.4	2011 Flexible Stock Option Plan (17)

10.5	Compensatory Arrangement for Certain Officers Effective July 13, 2009, Stock Options (8)
10.6	Compensatory Arrangement for Certain Officers Effective December 31, 2009, Stock Options (9)
10.8	Compensatory Arrangement for Certain Officers Executed July 1, 2010, Stock Options (11)
10.9	Reserved.
10.10	Employment Agreement between the Company and Stephen Morgan (23)
10.11	On May 20, 2013 Cord Blood America, Inc. announced a new service offering. (18)
10.12	Reserved.
10.14	On September 29, 2014, the Company announced it had sold its ownership interest in Biocordcell Argentina S.A. (BioCells) to a current shareholder and President, Diego Rissola. (21)
10.15	On December 17, 2014, the Company entered into a Settlement Agreement with St. George Investments, LLC and Tonaquint (22)
10.16	Reserved.
10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)
10.18	Reserved.
10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)
10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)
10.21	Reserved
10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation (31)
10.23	The Company’s Audit Committee approved the change in the Company’s auditors to RBSM LLP. The former auditor, De Joya Griffith resigned. (32)
10.24	On February 12, 2016, the Company and Stephen Morgan entered into a Second Amendment to Executive Employment Agreement. (33)
10.25	On February 12, 2016, the Company and Joseph Vicente entered into a Mutual Separation Agreement. (33)
10.26	Effective March 31, 2017, the Company and Stephen Morgan entered into a Third Amendment to Executive Employment Agreement (34)
21	List of Subsidiaries (4)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15) Reserved

(16) Reserved

(17) Filed as an exhibit to Current Report on Form 8K filed on September 27, 2012

(18) Filed as an exhibit to Current Report on Form 8K filed on May 20, 2013.

(19) Reserved

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

(26) Reserved

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

(30) Reserved

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

(34) Filed as an exhibit to the Current Report on Form 8K filed on March 21, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2017.

CORD BLOOD AMERICA, INC.

By:	/s/Stephen Morgan
Interim President, General Counsel and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)