Form 10-Q
period 2017-06-30
Cord Blood America, Inc.
filed 2017-08-11
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of August 11, 2017, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Current assets:
Cash	$733,063	$926,209
Accounts receivable, net of allowance for doubtful accounts of $78,123 and $78,123, respectively	21,968	113,316
Other current assets	60,363	58,376
Receivable – Biocells net of discount of $26,875 and $27,541, respectively current Portion	27,709	27,459
Prepaid expenses	102,635	175,065
Total current assets	945,738	1,300,425
Property and equipment, net of accumulated depreciation and amortization of $751,657 and $743,200, respectively	54,453	66,628
Customer contracts and relationships, net of accumulated amortization of $4,378,542 and $4,232,982, respectively	1,176,496	1,322,056
Other Assets	19,292	19,292
Receivable - BioCells net of discount of $126,811 and $140,041, respectively - long term portion	403,980	419,959
Total assets	$2,599,959	$3,128,360

Liabilities and Stockholders’ equity
Accounts payable	$97,142	$151,305
Accrued expenses	87,047	112,020
Severance Payable	107,062	187,360
Deferred revenue – current portion	1,185,231	1,158,578
Derivative liability – current portion	--	109,731
Interest on promissory notes	15,276	204,494
Promissory notes payable, net of unamortized discount of $0 and $43,432, respectively	--	356,568
Total current liabilities	1,491,758	2,280,056
Deferred revenue - long term portion	259,850	271,628
Total liabilities	1,751,608	2,551,684

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,633,533)	(52,905,208)
Total stockholders’ equity	848,351	576,676
Total liabilities and stockholders' equity	$2,599,959	$3,128,360

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

	SIX-MONTH PERIOD	SIX-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE,
	2017	2016

Revenue	$1,492,334	$1,779,587
Cost of services	(346,930)	(541,819)
Gross profit	1,145,404	1,237,768
Administrative and selling expenses	(943,143)	(1,266,006)
Income (loss) from operations	202,261	(28,238)
Interest expense and change in derivative liability	55,518	(31,435)
Other income	13,896	20,271
Income from continuing operations before provision for income taxes	271,675	(39,402)

Income taxes	--	--
Net income (loss)	$271,675	$(39,402)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,276,524,825	1,276,675,510

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

	THREE-MONTH PERIOD	THREE-MONTH PERIOD
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2017	2016

Revenue	$746,386	$793,241
Cost of services	(175,996)	(201,489)
Gross profit	570,390	591,752
Administrative and selling expenses	(441,642)	(600,655)
Income (loss) from operations	128,748	(8,904)
Interest expense and change in derivative liability	14,416	(29,980)
Other income	6,823	7,073
Income from continuing operations before provision for income taxes	149,987	(31,811)

Income taxes	--	--
Net income (loss)	$149,987	$(31,811)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,276,524,825	1,276,675,510

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX-MONTH	SIX-MONTH
	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,675	$(39,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of loan discount	(56,568)	90,457
Amortization of Note Receivable discount	(13,896)	(13,958)
Depreciation and amortization	157,735	186,920
Change in value of derivative liability	(109,731)	(101,671)
Bad debt	47,276	11,644
Other income from loan receivable	--	(6,313)
Changes in accounts receivable	44,072	202,710
Changes in inventory	(1,987)	5,774
Changes in prepaid	72,430	74,415
Changes in accounts payable	(54,163)	(112,016)
Changes in accrued expenses	(24,973)	(21,125)
Changes in severance payable	(80,298)	--
Changes in accrued interest	(189,218)	42,650
Changes in deferred revenue	14,875	(29,993)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,229	290,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for loan receivable – Biocells	29,625	15,000
Payment for loan receivable – Banco Vida	--	69,454
NET CASH PROVIDED BY INVESTING ACTIVITIES	29,625	84,454

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(300,000)	--
NET CASH USED IN FINANCING ACTIVITIES	(300,000)	--

NET (DECREASE) INCREASE IN CASH	(193,146)	374,546

Cash balance at beginning of period	$926,209	$789,046
Cash balance at end of period	$733,063	$1,163,592

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $47,276 and $11,644 as bad debt expenses during the six months ended June 30, 2017 and 2016, respectively.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At June 30, 2017 and December 31, 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of income (loss).

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

Accounting for Stock Option Plan

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$--	$--	$--	$--

Derivative liability was valued under the Binomial model with the following assumptions:

Risk free interest rate	0%
Expected life	0 years
Dividend Yield	0%
Volatility	0%

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the potential impact this ASU will have on the consolidated financial statements and related disclosures

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment will be effective for the Company on December 15, 2017.

Note 3. Notes and Loans Payable

At June 30, 2017 and December 31, 2016 notes and loans payable consist of:

	June 30, 2017	December 31, 2016
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$--	$400,000

	--	400,000
Less: Unamortized Discount	--	(43,432)
	$--	$356,568

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

As of December 31, 2016, the principal balance on the Tonaquint note was $400,000, and there was $204,494 of accrued interest. As of June 30, 2017, the principal balance on the Tonaquint note was $0, and there was $15,276 of accrued interest.

Note 4:  Investment and Notes Receivable, Related Parties

At June 30, 2017 and December 31, 2016, notes receivable consist of:

	June 30, 2017	December 31, 2016

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	585,375	615,000

Unamortized discount on BioCells note receivable	(153,686)	(167,582)
	$431,689	$447,418

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of June 30, 2017, the Purchaser has paid $29,625 of the $55,000 payment due on June 1, 2017. The Purchaser made an additional payment after June 30, 2017, as described in Note 8 Subsequent Events. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of June 30, 2017 and December 31, 2016, the receivable has a balance of $431,689 and $447,418, respectively.

Note 5.  Commitments and Contingencies

Stephen Morgan Employment Agreement

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

Joseph Vicente Agreements

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of June 30, 2017, are as follows:

Rent
to be paid
2017	93,816
2018	191,006
2019	145,835
Total	$430,656

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the six months ended June 30, 2017 and the year ended December 31, 2016.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2016	4,458,679	0.68	2.98
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding June 30, 2017	4,458,679	0.68	2.48
Exercisable June 30, 2017	4,458,679	0.68	2.48

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,458,679	2.48	$0.68	4,458,679	$0.68
	4,458,679	2.48	$0.68	4,458,679	$0.68

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of June 30, 2017 and December 31, 2016, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2017 and December 31, 2016, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note: 8. Subsequent Events

Interim President Resignation
On July 11, 2017, the Company’s Board of Directors announced that Stephen Morgan resigned from his positions as Interim President, General Counsel, and Corporate Secretary effective July 19, 2017. Effective July 19, 2017, the Company’s Board of Directors named Director and Chairman of the Audit Committee Anthony Snow as Interim President and Corporate Secretary.

Payment Made on Note Receivable
Pursuant to the Company’s September 2014 agreement selling its ownership stake in Biocordcell Argentina S.A., the purchaser was to make a payment in the amount of $55,000 on or before June 1, 2017. The Purchaser paid $29,625 of that amount in June 2017 and an additional $5,800 of that amount in July 2017. In July, the Purchaser informed the Company that Argentina’s tax authority requires Purchaser to withhold income taxes at the rate of 13.5% of all payments made from Purchaser to the Company and the $19,575 of payment withheld represents income taxes due from all previous payments made by Purchaser to date. The Company is currently in discussions with Purchaser to obtain verification of Argentina tax requirements.

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

The following information should be read in conjunction with the Company’s June 30, 2017 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations for the Three-Months Ended June 30, 2017

For the three months ended June 30, 2017, total revenue decreased to approximately $0.75 million from $0.79 million, a 5.9% decrease over the same period of 2016.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to the $0.03 decrease in revenue related to a reduction in storage and processing revenue from a previously terminated agreement with a third party. Recurring storage revenues decreased 4.4% to $0.66 million for the three-month period ended June 30, 2017, versus $0.69 million for the prior comparative period ended June 30, 2016.

Cost of services as a percentage of revenue decreased to 23.6% for the three-month period ending June 30, 2017 compared to 25.4% in the same period of 2016.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.02 million or 3.6% to approximately $0.57 million for the three month period ending June 30, 2017 from the comparable three-month period of 2016. The decline in gross profit is due to the reduction in storage and processing revenue from the third party.

The Company’s net income was $0.15 million for the three month period of 2017, as compared to a net loss of $0.03 million for the three month comparative period of 2016.

Results of Operations for the Six-Months Ended June 30, 2017

For the six months ended June 30, 2017, total revenue decreased to approximately $1.49 million from $1.78 million, a 16.1% decrease over the same period of 2016.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a $0.17 million reduction in orders for services related to procurement of birth tissue and a $0.07 million reduction in revenue related to a reduction in storage and processing revenue from a previously terminated agreement with a third party. Recurring storage revenues decreased 3.2% to $1.32 million for the six-month period ended June 30, 2017, versus $1.36 million for the prior comparative period ended June 30, 2016.

Cost of services as a percentage of revenue decreased to 23.2% for the six-month period ending June 30, 2017 compared to 30.4% the same period of 2016.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.09 million or 7.5% to approximately $1.15 million for the six-month period ending June 30, 2017 from the comparable six-month period of 2016. The decline in gross profit is due to the reduction in the aforementioned revenue.

The Company’s net income was $0.27 million for the six-month period of 2017, as compared to a net loss of $0.04 million for the six-month comparative period of 2016.

Liquidity and Capital Resources

Total assets at June 30, 2017 were $2.60 million, compared to $3.13 million at December 31, 2016. Total liabilities at June 30, 2017 were $1.75 million consisting primarily of deferred revenue of $1.45 million. At December 31, 2016, total liabilities were $2.55 million consisting primarily of deferred revenue of $1.43 million.

At June 30, 2017, the Company had $0.73 million in cash, a decrease of $0.19 million from the December 31, 2016 cash balance of $0.93 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the six months ended June 30, 2017, was $0.09 million, compared to net cash provided by operating activities of $0.29 million for the prior comparative period of 2016. During the six-month period of 2017 there was no increase in notes payable for purposes of working capital.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. However, the Company generated positive net income and cash flow from operations for the years ended December 31, 2015 and 2016. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs.

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015 and 2016, and the Company did not require additional debt or equity capital from external sources. Further, the Company has reduced its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through June 30, 2018.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2017. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors for the three months ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended June 30, 2017.

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

(31) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(32) Filed as an exhibit to the Current Report on Form 8K filed on August 13, 2015

(33) Filed as an exhibit to the Current Report on Form 8K file on February 19, 2016

(34) Filed as an exhibit to the Current Report on Form 8K filed on March 21, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2017.

CORD BLOOD AMERICA, INC.

By:	/s/Anthony Snow
Interim President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)