Form 10-Q
period 2017-09-30
Cord Blood America, Inc.
filed 2017-11-13
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of November 3, 2017, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016

Current assets:
Cash	$959,534	$926,209
Accounts receivable, net of allowance for doubtful accounts of $78,123 and $78,123, respectively	42,269	113,316
Other current assets	59,420	58,376
Receivable – Biocells net of discount of $26,875 and $27,541, respectively current portion	28,125	27,459
Prepaid expenses	62,253	175,065
Total current assets	1,151,601	1,300,425
Property and equipment, net of accumulated depreciation and amortization of $760,724 and $743,200, respectively	49,104	66,628
Customer contracts and relationships, net of accumulated amortization of $4,446,938 and $4,232,982, respectively	1,108,100	1,322,056
Other Assets	19,292	19,292
Receivable - BioCells net of discount of $119,988 and $140,041, respectively - long term portion	385,012	419,959
Total assets	$2,713,109	$3,128,360

Liabilities and Stockholders’ equity
Accounts payable	$109,998	$151,305
Accrued expenses	62,707	112,020
Severance payable	66,913	187,360
Deferred revenue – current portion	1,204,783	1,158,578
Derivative liability – current portion	--	109,731
Interest on promissory notes	--	204,494
Promissory notes payable, net of unamortized discount of $0 and $43,432, respectively	--	356,568
Total current liabilities	1,444,401	2,280,056
Deferred revenue - long term portion	243,067	271,628
Total liabilities	1,687,468	2,551,684

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,456,243)	(52,905,208)
Total stockholders’ equity	1,025,641	576,676
Total liabilities and stockholders' equity	$2,713,109	$3,128,360

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016

Revenue	$2,240,069	$2,554,571
Cost of services	(509,166)	(714,721)
Gross profit	1,730,903	1,839,850
Administrative and selling expenses	(1,357,900)	(1,763,932)
Income from operations	373,003	75,918
Interest expense and change in derivative liability	55,243	(3,135)
Other income	20,719	27,344
Income from continuing operations before provision for income taxes	448,965	100,127

Income taxes	--	--
Net income	$448,965	$100,127

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016

Revenue	$747,735	$774,984
Cost of services	(162,236)	(172,902)
Gross profit	585,499	602,082
Administrative and selling expenses	(414,757)	(497,926)
Income from operations	170,742	104,155
Interest expense and change in derivative liability	(275)	28,300
Other income	6,823	7,073
Income from continuing operations before provision for income taxes	177,290	139,528

Income taxes	--	--
Net income	$177,290	$139,528

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016

Net income	$448,965	$100,127
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan discount	(56,568)	169,554
Amortization of note receivable discount	(20,719)	(21,031)
Depreciation and amortization	231,480	275,687
Change in value of derivative liability	(109,731)	(228,404)
Bad debt	56,120	17,253
Other income from loan receivable	--	(6,313)
Changes in accounts receivable	14,927	210,951
Changes in inventory	(1,044)	12,656
Changes in prepaid	112,812	112,529
Changes in accounts payable	(41,307)	(144,926)
Changes in accrued expenses	(49,313)	(26,996)
Changes in severance payable	(120,447)	--
Changes in accrued interest	(204,494)	61,986
Changes in deferred revenue	17,644	(41,789)
NET CASH PROVIDED BY OPERATING ACTIVITIES	278,325	491,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for loan receivable – Biocells	55,000	45,350
Payment for loan receivable – Banco Vida	--	69,454
NET CASH PROVIDED BY INVESTING ACTIVITIES	55,000	114,804

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(300,000)	(275,000)
NET CASH USED IN FINANCING ACTIVITIES	(300,000)	(275,000)

NET INCREASE IN CASH	33,325	331,088

Cash balance at beginning of period	$926,209	$789,046
Cash balance at end of period	$959,534	$1,120,134

See accompanying notes to these unaudited condensed consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $56,120 and $17,253 in bad debt expense during the nine months ended September 30, 2017 and 2016, respectively.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At September 30, 2017 and December 31, 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of income (loss).

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

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

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

Note 3. Notes and Loans Payable

At September 30, 2017 and December 31, 2016 notes and loans payable consist of:

	September 30, 2017	December 31, 2016
Secured Convertible Promissory Note to Tonaquint, Inc., 7.5% per annum; due on or before September 17, 2017	$--	$400,000

	--	400,000
Less: Unamortized Discount	--	(43,432)
	$--	$356,568

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

As of December 31, 2016, the principal balance on the Tonaquint note was $400,000, and there was $204,494 of accrued interest. On July 7, 2017, the Company made its final payment to Tonaquint which constituted payment in full of the original $2.5 million principal obligation and associated interest.

Note 4:  Investment and Notes Receivable, Related Parties

At September 30, 2017 and December 31, 2016, notes receivable consist of:

	September 30, 2017	December 31, 2016

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	$560,000	$615,000

Unamortized discount on BioCells note receivable	(146,863)	(167,582)
	$413,137	$447,418

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017 (amount paid in 2017); $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of September 30, 2017, the Purchaser has paid all amounts due for the June 1, 2017 payment, such that the Purchaser is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of September 30, 2017 and December 31, 2016, the receivable has a balance of $413,137 and $447,418, respectively.

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

Amendments to Stephen Morgan Employment Agreement

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

On July 11, 2017, the Company’s Board of Directors announced that Stephen Morgan resigned from his positions as Interim President, General Counsel, and Corporate Secretary effective July 19, 2017. Effective July 19, 2017, the Company’s Board of Directors named Director and Chairman of the Audit Committee, Anthony Snow, as Interim President and Corporate Secretary. No severance was paid to Mr. Morgan and the Company has no commitments associated with his prior employment with or resignation from the Company.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of September 30, 2017, are as follows:

Rent
to be paid
2017	$47,465
2018	191,006
2019	145,835
Total	$384,306

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2016	4,458,679	0.68	2.98
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	150,685	0.33	--
Outstanding September 30, 2017	4,307,994	0.69	2.31
Exercisable September 30, 2017	4,307,994	0.69	2.31

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.33 — 1.11	4,307,994	2.31	$0.69	4,307,994	$0.69
	4,307,994	2.31	$0.69	4,307,994	$0.69

Note 7.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of September 30, 2017 and December 31, 2016, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of September 30, 2017 and December 31, 2016, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

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

The following information should be read in conjunction with the Company’s September 30, 2017 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations for the Three-Months Ended September 30, 2017

For the three months ended September 30, 2017, total revenue decreased to approximately $0.75 million from $0.78 million, a 3.5% decrease over the same period of 2016.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to the $0.02 decrease in revenue related to a reduction in storage and processing revenue from a previously terminated agreement with a third party. Recurring storage revenues decreased 2.4% to $0.67 million for the three-month period ended September 30, 2017, versus $0.69 million for the prior comparative period ended September 30, 2016.

Cost of services as a percentage of revenue decreased to 21.7% for the three-month period ending September 30, 2017 compared to 22.3% in the same period of 2016.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.02 million or 2.8% to approximately $0.59 million for the three month period ending September 30, 2017 from the comparable three-month period of 2016. The decline in gross profit is due to the reduction in storage and processing revenue from the third party.

The Company’s net income was $0.18 million for the three month period of 2017, as compared to $0.14 million for the three month comparative period of 2016.

Results of Operations for the Nine-Months Ended September 30, 2017

For the nine months ended September 30, 2017, total revenue decreased to approximately $2.24 million from $2.55 million, a 12.3% decrease over the same period of 2016.  Revenues are generated primarily from three sources: new enrollment/processing fees; recurring storage fees (both from cord blood and cord tissue); and services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products.  The decrease in revenue is due primarily to a $0.17 million reduction in orders for services related to procurement of birth tissue and a $0.07 million reduction in revenue related to a reduction in storage and processing revenue from a previously terminated agreement with a third party. Recurring storage revenues decreased 2.9% to $1.99 million for the nine-month period ended September 30, 2017, versus $2.05 million for the prior comparative period ended September 30, 2016.

Cost of services as a percentage of revenue decreased to 22.7% for the nine-month period ending September 30, 2017 compared to 28.0% the same period of 2016.  The cost of services include transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.11 million or 5.9% to approximately $1.73 million for the nine-month period ending September 30, 2017 from the comparable nine-month period of 2016. The decline in gross profit is due to the reduction in the aforementioned revenue.

The Company’s net income was $0.45 million for the nine-month period of 2017, as compared to net income of $0.10 million for the nine-month comparative period of 2016.

Liquidity and Capital Resources

Total assets at September 30, 2017 were $2.71 million, compared to $3.13 million at December 31, 2016. Total liabilities at September 30, 2017 were $1.69 million consisting primarily of deferred revenue of $1.45 million. At December 31, 2016, total liabilities were $2.55 million consisting primarily of deferred revenue of $1.43 million.

At September 30, 2017, the Company had $0.96 million in cash, an increase of $0.03 million from the December 31, 2016 cash balance of $0.93 million. Cash flows from operations are currently sufficient to fund operations as net cash provided by operating activities for the nine months ended September 30, 2017, was $0.28 million, compared to net cash provided by operating activities of $0.49 million for the prior comparative period of 2016. During the nine-month period of 2017 there was no increase in notes payable for purposes of working capital.

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

Management has taken several actions to ensure that the Company will continue as a going concern, including the divesture of its investment in its unconsolidated affiliates, including the sale of its 51% ownership in Stellacure GmbH and 50.004% interest in Biocordcell Argentina S.A., headcount reductions, and reductions in discretionary expenditures. These changes effected by the Company's management resulted in the Company generating cash flow from operations in 2015 and 2016, and the Company did not require additional debt or equity capital from external sources. Further, the Company has eliminated its debt via the repayment of the principal balance. Management plans to continue to implement its business plan and to fund operations through operating revenue and a corresponding increase in the amount of net income from its operations. The Company expects that cash flow from operations over the next 12 months will be sufficient to meet its working capital needs. Management's objective is to continue to monitor and manage expenses relative to its revenue such that it will continue to generate operating cash flows to meet its operating cash requirements. Management believes that these actions will enable the Company to continue as a going concern through September 30, 2018.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2017. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors for the three and nine months ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (2)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (3)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (5)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (7)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004

(2) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(3) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(4) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(5) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(6) Filed as an exhibit to the Current Report on Form 8K filed on August 10, 2015

(7) Filed as an exhibit to the Current Report on Form 8K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 2017.

CORD BLOOD AMERICA, INC.

By:	/s/Anthony Snow
Interim President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)