Form 10-K
period 2017-12-31
Cord Blood America, Inc.
filed 2018-04-02
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K
(MARK ONE)

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes ☐No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017 based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $4.45 million. The registrant has no outstanding non-voting common equity.

The Registrant had 1,272,066,146 shares of its common stock outstanding as of March 30, 2018, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

CORD BLOOD AMERICA, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

PART I
ITEM 1. BUSINESS

Recent Developments

On February 7, 2018, Cord Blood America, Inc. (“CBAI” or the “Company” or “We”) announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”).

Pursuant to the terms of the Purchase Agreement, FamilyCord agreed to acquire from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and to assume certain liabilities of CBAI and its wholly-owned subsidiaries. The sale does not include CBAI’s cash and certain other excluded assets and liabilities. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. The sale, which is subject to the closing conditions described below, is expected to close as soon as practicable, but likely during the second quarter of 2018.

The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Purchase Agreement, CBAI shall indemnify FamilyCord for breaches of its representations and warranties, breaches of covenants, losses related to excluded assets or excluded liabilities and certain other matters. The representations and warranties set forth in the Purchase Agreement generally survive for two years following the closing.

In connection with the sale, the parties will also enter into a transition services agreement designed to ensure a smooth transition of CBAI’s business from CBAI to FamilyCord.

The consummation of the sale is dependent upon the satisfaction or waiver of a number of closing conditions, including among other things, approval by CBAI’s shareholders, receipt of certain third-party consents and FamilyCord obtaining external financing. The Purchase Agreement may be terminated at any time prior to the date of closing by mutual agreement of the parties, or by either party under certain circumstances set forth in the Purchase Agreement, including by either party if the closing has not occurred within six months of the execution of the Purchase Agreement, by FamilyCord for CBAI’s failure to obtain its shareholders’ approval of the asset sale, by FamilyCord if CBAI pursues an alternative superior transaction or by FamilyCord if it is unable to obtain necessary financing. The Purchase Agreement also sets forth termination fees that may be payable by one party to the other under certain circumstances of termination.

A copy of the Purchase Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company on February 8, 2018.

The Red Oak Fund, LP, The Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively, the “Shareholders”), which own 164,073,684, 76,226,316 and 140,752,632 shares of CBAI’s common stock, respectively, or approximately 30.0% of CBAI’s issued and outstanding common stock in the aggregate, and each of which are affiliates of Red Oak Partners, LLC, entered into a voting agreement (the “Voting Agreement”) with FamilyCord and CBAI on February 6, 2018, pursuant to which the Shareholders have agreed, among other things, to vote their shares (the “Covered Shares”) in favor of the asset sale and grant to FamilyCord an irrevocable proxy with respect to their respective Covered Shares.

Assets and liabilities included in the Purchase Agreement are now classified as assets and liabilities held for sale and operations related to these assets and liabilities are classified as discontinued operations for all years presented.

Upon closing of the transaction, the Company will have no or nominal operations and no or nominal assets and will therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

The Company, formerly D&A Lending, Inc., was incorporated in the State of Florida on October 12, 1999. In October, 2009, CBAI re-located its headquarters from Los Angeles, California to Las Vegas, Nevada. CBAI's wholly-owned subsidiaries include Cord Partners, Inc., CorCell Companies, Inc., CorCell, Ltd., (Cord Partners, Inc., CorCell Companies, Inc. and CorCell, Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  CBAI and its subsidiaries engage in the following business activities:

●	CBAI and Cord specialize in providing private cord blood and cord tissue stem cell services.

●	Properties was formed to hold corporate trademarks and other intellectual property.

Given the pending sale of substantially all the Company’s assets, we have classified the operations of CBAI and its wholly-owned subsidiaries as discontinued operations. Despite this classification, we have included the disclosure below under “Business” as it describes our current business and the closing of the sale of substantially all of our assets is subject to satisfaction or waiver of closing conditions including shareholder approval, of which there can be no assurances.

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

Material Reclassification, Merger, Consolidation, or Purchase or Sale of Significant Assets

Sale of Assets to California Cryobank Stem Cell Services LLC

See above.

China Stem Cell Ltd.

In March 2010 the Company acquired, pursuant to a License Agreement, a 10% non-dilutive interest in what became, in December 2010, China Stem Cells, Ltd., a Cayman Islands Company (hereinafter "Cayman"), which indirectly holds a 100% capital interest in AXM Shenyang, a company organized to conduct a Stem Cell Storage Business in China. In exchange for issuance of equity interest in Cayman, under the terms of the Transfer of Technology Agreement the Company agreed to provide technology transfer, knowhow and training in the setup, marketing and operation of the China Stem Cell Storage business. In connection with the License Agreement, the Company will receive royalties equal to 8.5% of "Net Revenues" realized from the China Stem Cell Storage business, over the 15 year term of the agreement, with certain minimum annual royalties’ payable beginning in 2011. The Company has not been paid any royalty balance due to date, and it remains doubtful that any such royalties will be collected.

In December 2010 the Company also acquired the option to provide up to $750,000 of additional capital funding to Cayman through the purchase of Cayman Secured Convertible Promissory Notes and attached Cayman Warrants to acquire its Common Stock. Other Cayman shareholders were granted similar options, with the intent of raising the aggregate up to $1.5 million in additional capital for Cayman and its subsidiaries.

As of December 31, 2017, Cord Blood has exercised this option in part, and provided a total of $400,000 in additional capital to Cayman in 2011 and 2012, and received Cayman Secured Convertible Promissory Notes for this sum along with 50 Cayman Warrants. The Secured Convertible Promissory Notes are convertible into Cayman stock at a conversion price of $1,500 per share, subject to certain adjustments. The Warrants, which were exercisable at an option exercise price of $0.05 per share per share, subject to certain adjustments, expired unexercised on March 31, 2015. The Company recorded a reserve for the entire carrying value of the receivable of $458,706, including interest, as of December 31, 2017.

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

The Purchaser is current with the payment schedule as of December 31, 2017.

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

The Company holds approximately 9.24% of the outstanding shares of VidaPlus and has a balance of convertible loans receivable amounting to $246,525. During the year ended December 31, 2012, the Company reviewed the recoverability of the equity investment and loans receivable and the carrying amount exceeds the fair value of the investment as a result of recurring and continued operating losses at VidaPlus. Fair value of the loans receivable is determined based on the discounted future net cash flows expected to be generated by assets pledged against the loans. The Company recorded an impairment of 100% of the book value of the equity investment and convertible loan receivable.

Patents, Trademarks, Licenses or Royalty Agreements.

Trademarks and Other Intellectual Property

The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in its business. The Company generally enters into confidentiality agreements with its consultants, vendors and others. The Company also seeks to control access to and distribution of its technology, documentation and other proprietary information. The Company uses numerous trademarks, trade names and service marks for its products and services. CBAI also from time to time relies on a variety of intellectual property rights that the Company licenses from third parties. Although the Company believes that alternative technologies are generally available to replace such licensed intellectual property, these third-party properties and technologies may not continue to be available to the Company on commercially reasonable terms.

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

Employees

As of December 31, 2017, the Company had eight full-time employees, and one-part time employee. This includes the Company’s Interim President, operations, laboratory, administrative, accounting, customer service and sales personnel.

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

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Discontinued Operations

We Have Not Determined The Amount Of Any Distributions Subsequent To The Closing Of The Proposed Transaction With FamilyCord.

In connection with the closing of the Purchase Agreement, FamilyCord has agreed to pay a purchase price of $15,500,000. Upon completion of the transaction, CBAI presently estimates it will distribute a portion of the sale proceeds to its shareholders. The initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, operating expenses, and other contingences and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price.

The Company May Not Be Able To Increase Sales Or Otherwise Successfully Operate Its Business, Which Could Have A Significant Negative Impact On Its Financial Condition.

The Company believes that the key to its success is to increase sales of its cord blood and cord tissue processing and storage services; thereby increasing its revenues and available cash. The Company’s success with regard to cord blood and cord tissue processing and storage services will depend in large part on widespread market acceptance of cryo-storage of cord blood and tissue, and its efforts to educate potential customers and sell its services. Broad use and acceptance of the Company’s service requires marketing expenditures and education and awareness of consumers and medical practitioners. The Company may not have the resources required to promote its services and their potential benefits. Continued commercialization of the Company’s services will also require that it satisfactorily address the needs of various medical practitioners that constitute a target market to reach consumers of its services and to address potential resistance to recommendations for its services. If the Company is unable to increase market acceptance of its services, the Company may be unable to generate enough additional revenue to maintain profitability or to continue its operation.

The Company May Be Liable To Its Customers And May Lose Customers If It Provides Poor Service, If Its Services Do Not Comply With Its Agreements Or If Its Storage Facilities Fail.

The Company must meet its customers’ service level expectations and its contractual and regulatory obligations with respect to its services. Failure to do any of these could subject the Company to liability, as well as cause it to lose customers. In some cases, the Company relies upon third party contractors to assist in providing its services. The Company’s ability to meet its contractual obligations and customer expectations may be impacted by the performance of its third party contractors and their ability to comply with applicable laws and regulations. If the Company incurs significant liability with regards to any of the foregoing, it would have a material adverse effect on our financial condition and cash flows.

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

Cyber Attacks And Breaches Could Cause Operational Disruptions, Fraud Or Theft of Sensitive Information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc. Although we have taken measures to protect our technology systems and infrastructure, including employee education programs regarding cybersecurity, a breach of the security surrounding these functions could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

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

Trading In Our Common Stock Could Be Further Limited Upon The Closing Of The Sale Of Substantially All Of Our Assets To FamilyCord.

Upon closing of the transaction with FamilyCord, the Company will have no or nominal operations and no or nominal assets and will therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of Exchange Act. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. In addition, the ability to rely on Rule 144 of the Securities Act of 1933, as amended as an exemption from registration for the resale of stock is prohibited while a Company is a shell company. Such statutes, rules and regulations may make it more difficult to sell our securities.

Risks Related to the Proposed Transaction with FamilyCord

There Can Be No Assurance That The Proposed Transaction With FamilyCord Will Be Consummated As Contemplated In Accordance With The Definitive Merger Agreement.

There can be no assurances that the proposed transaction with FamilyCord will be consummated as originally contemplated, or that the Company will realize any or all of the benefits that the management expected to realize upon the consummation of the transaction.

Failure To Complete The Transaction Could Negatively Affect The Value Of The Company’s Common Stock And Its Future Business And Financial Results.

There can be no assurances that the transaction with FamilyCord will be consummated as originally contemplated. If the transaction is not completed, the Company’s ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the transaction, including the following:

●
being required, under certain circumstances, to pay FamilyCord a termination fee;

●
incurrence of substantial costs in connection with the proposed transaction such as legal, accounting, financial advisory, filing, printing and mailing fees;

●
diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the transaction; and

●
reputational harm due to the adverse perception of any failure to successfully complete the transaction.

If the transaction is not completed, these risks could materially affect the Company’s business and financial results and the price of its common stock.

The Pendency Of The Transaction With FamilyCord Could Adversely Affect The Company’s Business And Operations.

Prior to consummation of the transaction with FamilyCord, some of the Company’s business relationships  may delay, defer or withdraw their business with the Company, which could negatively affect revenues, earnings, cash flows and expenses, regardless of whether the transaction with FamilyCord  is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with the Company, which may materially adversely affect the Company’s ability to attract and retain key personnel during the pendency of the transaction with FamilyCord. In addition, due to operating restrictions in the Purchase Agreement, the Company may be unable, during the pendency of the transaction with FamilyCord to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Consummation Of The Transaction With FamilyCord Is Subject To A Number Of Conditions Which, If Not Satisfied Or Waived In A Timely Manner, Would Delay The Transaction Or Adversely Impact Our Ability To Complete The Transactions.

The completion of the proposed transaction with FamilyCord is subject to certain conditions, including, among others, the receipt of the approval of the Purchase Agreement by the affirmative vote of the holders of a majority of shares of the Company’s common stock outstanding and entitled to vote. While it is currently anticipated that the Purchase Agreement will be completed in the second quarter of 2018, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

Restrictions on the transfer of our common stock could inhibit certain transactions that may be beneficial to shareholders.

In order to preserve our tax benefit carryforwards, we are seeking shareholder approval of a proposed amendment to our Certificate of Incorporation which would generally prohibit the transfer of our common stock and other corporate securities if such a transfer would result in (i) a party having an ownership interest of 4.9% or greater in the Company or (ii) an increased ownership interest of a party that already has an ownership interest of 4.9% or greater in the Company. This restriction, if approved by our shareholders, could inhibit or prevent certain transactions that would otherwise be beneficial to stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

The Company’s principal office and laboratory operations are located at 1857 Helm Drive, Las Vegas, NV 89119. This facility encompasses approximately 16,523 square feet. The Company’s monthly rent payments are approximately $15,822, which includes Common Area Maintenance (CAM) charges.

The Company maintains fire and casualty insurance on its leased property in an amount deemed adequate by management.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On March 14, 2018, the Company entered into a settlement agreement with regards to a lawsuit filed against the Company in 2017 in Clark County, Nevada District Court relating to a claim over unpaid compensation. As part of the settlement agreement, the Company made an $80,000 payment to the party that filed the lawsuit which will be reflected as an expense and a liability (until paid) in the Company’s financial statements as of December 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

The following table sets forth the high and low bid prices of the Company’s Common Stock traded on the OTC Bulletin Board for fiscal years ended December 31, 2017, and December 31, 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2017	High	Low
First Quarter	$0.0030	$0.0028
Second Quarter	$0.0035	$0.0030
Third Quarter	$0.0033	$0.0026
Fourth Quarter	$0.0028	$0.0024

	Common Stock
Fiscal Year 2016	High	Low
First Quarter	$0.0045	$0.0027
Second Quarter	$0.0045	$0.0029
Third Quarter	$0.0035	$0.0026
Fourth Quarter	$0.0031	$0.0024

(b) Holders. As of March 7, 2018, the Company Common Stock was held by approximately 663 shareholders of record. The Company’s transfer agent is Interwest Transfer Company, Inc., with offices at 1981 Murray Holiday Road, Suite 100, Salt Lake City, Utah 84117, phone number (801) 272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. The Company has never declared or paid a cash dividend. There are legal restrictions which preclude the Company's ability to pay cash dividends on its common shares so long as it has an accumulated deficit. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future, provided, however, if the closing of the Purchase Agreement is consummated, the Company anticipates distributing a portion of the proceeds to its shareholders. However, there can be no assurance as to the amount of such distribution and any such distribution will be significantly less than the gross purchase price paid in the transaction with FamilyCord.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2017, under which its common stock is authorized for issuance.

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

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As described under Item 1. Business – Recent Developments, the Company has entered into an Asset Purchase Agreement with FamilyCord relating to the sale of substantially all of the assets of the Company.

Summary of the Business and Discontinued Operations

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

Cord recognizes revenue from both enrollment fees and processing fees upon the completion of processing while revenue from storage fees are recognized ratably over the contractual storage period.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2016 and 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company's total revenue from discontinued operations decreased to $2.99 million from $3.29 million over the same period of 2016, a decrease of 8.9%. Revenues from discontinued operations are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue). Revenues generated from services related to the procurement of birth tissue for organizations utilized in the transplantation and/or research of therapeutic products ceased in the first quarter of 2016. The decrease in revenue is due to a $0.17 million decrease in revenue from services related to the procurement of birth tissue and a $0.12 million decrease in revenue related to a reduction in storage and processing revenue from a previously terminated agreement with a third party. Recurring storage revenue decreased approximately 3.2% to $2.62 million for the year ended December 31, 2017, versus $2.71 million for the prior comparative year ended December 31, 2016. The decrease in recurring storage revenues is due to a $0.11 million decrease in revenue related to a reduction in storage revenue from a previously terminated agreement with a third party offset by growth in the Company’s core recurring storage revenue.  There were no revenues from the procurement of birth tissue for the year ended December 31, 2017 compared to $0.17 million for the year ended December 31, 2016 due to the ceasing of customer orders for birth tissue procurement services in the first quarter of 2016.

Discontinued operations cost of services as a percentage of revenue decreased from 27.5% to 22.7% for the year ending December 31, 2017 versus December 31, 2016. The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit from discontinued operations decreased by approximately $0.07 million or 2.9% to $2.31 million from year ending December 31, 2016 to year ending December 31, 2017. The decline in gross profit is due to reduction in revenue from birth tissue procurement services and storage and processing revenue from a third party, offset by an increase in gross profit from the core business.

Administrative and selling expenses for the year ended December 31, 2017 were $1.70 million as compared to $2.13 million for the comparative period of 2016, representing a 20.3% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company's net loss from continuing operations was $1.62 million for the year ended December 31, 2017, an increase of $0.31 million from a net loss from continuing operations of $1.92 million for the year ended December 31, 2016.

The Company’s net income from discontinued operations was $2.02 million for the year ended December 31, 2017, a decrease of $0.01 million from a net income from discontinued operations of $2.03 million for the year ended December 31, 2016.

Liquidity, Financial Position and Capital Resources

Total assets at December 31, 2017 were $2.86 million, compared to $3.13 million at December 31, 2016.  Total liabilities at December 31, 2017 were $1.87 million consisting primarily of Accounts payable and liabilities held for sale of $0.40 million and $1.38 million respectively. The total liabilities at December 31, 2016 were $2.55 million consisting primarily of promissory note, accounts payable and liabilities held for sale of $0.36 million, $0.34 million, and $1.43 million respectively. Total liabilities decreased by $0.68 million, primarily due to pay down of promissory note offset by an increase in accounts payable. During fiscal 2017 there was no increase in notes payable for purposes of working capital, and the Company paid off its note payable to Tonaquint, Inc., as more fully described in Note 5. Notes and Loans Payable, and Derivative Liabilities.

At December 31, 2017, the Company had $1.07 million in cash, an increase of $0.14 million or 15.5% from the prior comparative period of 2016. For the year ended December 31, 2017, the Company generated $0.39 million of cash flow from operating activities compared to $0.58 million for the year ended December 31, 2016. For the year ended December 31, 2017, cash flow used in operating activities of continuing operations totaled $1.89 million compared to $1.81 million for the year ended December 31, 2016. For the year ended December 31, 2017, cash flow generated from discontinued operations totaled $2.28 million compared to $2.39 million for the year ended 2016.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs. The Company had and has net income and positive cash flow, primarily from the discontinued operations, for the years ended December 31, 2016 and December 31, 2017. If the transaction to sell substantially all of the Company’s assets to FamilyCord closes, the Company will have sufficient cash on hand to meet the Company’s obligations over the next 12 months. In the event the transaction does not close, we anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and notes thereto as of December 31, 2017 and December 31, 2016, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-22 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2017. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2017, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's Interim President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s Executive Officers and Directors. The terms of office for the Company’s Directors are as follows: Timothy McGrath will continue until the 2020 annual meeting of shareholders; Adrian Pertierra and Anthony Snow will continue until the 2018 annual meeting of shareholders; David Sandberg was elected to continue until the 2019 annual meeting of shareholders, provided that all Directors continue until a successor has been elected and qualified, or until his or her earlier death, resignation or removal. The Company Board of Directors elects its Officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Timothy McGrath	53	Director
David Sandberg	45	Chairman and Director
Anthony Snow	42	Interim President, Corporate Secretary, Director
Adrian Pertierra	46	Director

David Sandberg has been the Chairman of the Board of the Company since April 2015.  He is the managing member and founder of Red Oak Partners, LLC, a Florida-based, SEC Registered investment company founded in 2003 and which manages several public and private funds. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998 to 2002. Mr. Sandberg presently serves as the Chairman of the Board of Asure Software, Inc. and as a director of SMTC Corp. Mr. Sandberg has previously served as a director of public companies Issuer Direct Corporation, Planar Systems, Inc., RF Industries Ltd., and EDCI Holdings Inc., and as the Chairman of the Board of Kensington Vanguard Group, LLC, a private real estate services company. Mr. Sandberg’s public board experience includes serving as the Chairman of each of Audit, Compensation, Governance, and Strategic committees. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.

Timothy McGrath has been a Director of the Company since March 2006. Mr. McGrath has served in an executive capacity for the past fourteen years. Mr. McGrath is currently serving as Controller for Logic Information Systems, Inc., a technology services company. From January 2006 to February 2008 Mr. McGrath served as the Vice President of Finance and Accounting at BioE, Inc. From October 1999 through September 2005. Mr. McGrath served as Vice President and Chief Financial Officer of Orphan Medical, Inc.

Anthony Snow has been a Director of the Company since April 2015 and currently serves as Interim President and Corporate Secretary.  He is a Managing Director at Red Oak Partners. Prior to joining Red Oak, Mr. Snow worked at Soros Fund Management where he was part of a two person team that managed a $250 million global long/short equity portfolio. Prior to Soros, Mr. Snow focused on investments in global equities at both Ardea Capital Management, as part of the founding team, and Wyper Capital Management. Previously, Mr. Snow was employed at Lindsay Goldberg, a private equity firm, where he focused on leveraged buyouts. Mr. Snow began his career at Merrill Lynch & Co. as an Analyst in the Mergers & Acquisitions group. He received a B.B.A. with high distinction from the University of Michigan, concentrating in finance and accounting, and an M.B.A. from Harvard Business School. Mr. Snow is currently a Director and Chairman of the Finance Committee of StreetWise Partners, a New York City non-profit, and also serves on the Executive Committee.

Adrian Pertierra has been a Director of the Company since April 2015.  He is the Chief Financial Officer and Head of Trading at Red Oak Partners, LLC, a Florida-based, SEC Registered investment company.  Prior to joining Red Oak Partners in 2007, Mr. Pertierra worked at Tradition Asiel Securities, Inc. from 2006-2007, specializing in risk arbitrage. Previously, Mr. Pertierra served as the Vice President of Institutional Equity Sales and Trading at BGC Partners, LP, from 2002-2006. Mr. Pertierra is currently the Chairman of the Nominating and Governance and Audit committees and serves as a Director on the Board of Asure Software, Inc., a publicly traded company. Mr. Pertierra received a BA in Economics from the College of Holy Cross.

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

Committees; Audit Committee Financial Expert.

The Audit Committee provides assistance to the Board of the Company in fulfilling its oversight responsibility to shareholders, potential shareholders and the investment community relating to (a) the accounting and reporting practices of the Company, (b) the effectiveness of the Company’s internal control over financial reporting, (c) the Corporation’s compliance with legal and regulatory requirements related to financial reporting, (d) the qualifications and independence of the Corporation’s independent auditor, (e) the performance of the Corporation’s independent auditor and (f) the quality and integrity of the financial reports of the Corporation.  Mr. McGrath and Mr. Pertierra are the current members of the Audit Committee.  The Board has determined that the Company has two Audit Committee financial experts, Mr. Pertierra and Mr. McGrath.  In April 2015, the Board adopted its written Audit Committee charter and it can be found on the Company’s website at http://www.cordblood-america.com/investors/charters/.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, Directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

Code of Ethics

The Company adopted a Code of Ethics on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to the Company’s registration statement filed on Form SB-2 on May 2, 2005.

Nominating & Governance Committee.

The Nominating & Governance Committee identifies individuals qualified to become members of the Board, recommends director nominees for election at the next annual meeting of shareholders, subject to approval by the Board, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board and its dealings with management and appropriate committees of the Board.  Mr. McGrath, Mr. Sandberg, and Mr. Pertierra are the current members of the Nominating & Governance Committee.  The Nominating & Governance Committee has a charter and it can be found on the Company’s website at http://www.cordblood-america.com/investors/charters/.  The Committee shall be comprised of Directors such that the Committee complies with all independence requirements under the “NASDAQ Rules for Determining Whether a Member of the Board of Directors is Independent”.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the Executive Officers as a group for services rendered to the Company in all capacities during the 2017 and 2016 fiscal years as shown in the following table.

SUMMARY COMPENSATION TABLE

Overview

The following is a discussion of the Company program for compensating its named Executive Officers and Directors.

Compensation Program Objectives and Philosophy

The primary goals of the Company policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that its executives are compensated effectively in a manner consistent with Company strategy and competitive practice, and to align executive’s compensation with the achievement of the Company’s short and long-term business objectives.

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

Elements of Compensation

The Company’s compensation program for the Named Executive Officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans. The base salary provided is intended to equitably compensate the Named Executive Officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

The Company’s Named Executive Officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are to be reviewed and approved by the Company’s Board of Directors, with the advice of the Compensation Committee, annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s Named Executive Officers in 2017 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2017.

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

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente is entitled to receive a severance, payable in equal monthly installments over the twenty-four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  In 2017, the Company paid Mr. Vicente $142,724 in connection with the severance, and the remaining amount payable as of December 31, 2017 is $23,787. Additionally, the Company will pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents become eligible for group health insurance coverage through a new employer.  In 2017, the Company paid Mr. Vicente $17,871 in connection with these payments, and as of December 31, 2017 has a remaining amount payable of $2,977. Mr. Vicente is also entitled to payment of his salary through the Separation Date, payment for unused vacation days, payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

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

The following table sets forth the compensation paid to the Company’s Interim President and former Interim President for each of its last two completed fiscal years. No other officer received compensation greater than $100,000 for 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Anthony Snow	2017	25,000	0	0	0	25,000
Interim President and Corporate Secretary

Stephen Morgan	2017	84,528	7,500	0	0	92,028
Former Interim President, Corporate Secretary, and General Counsel	2016	132,875	7,500	0	0	140,375

Outstanding Equity Awards at Fiscal Year End.

Neither Mr. Morgan nor Mr. Snow held any equity awards as of December 31, 2017.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2017

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy McGrath	$7,000	$0	0	0	0	0	$7,000
David Sandberg	$9,000	$0	0	0	0	0	$9,000
Anthony Snow	$4,667	$0	0	0	0	0	$4,667
	$6,000	$0	0	0	0	0	$6,000

On April 17, 2015, the Board established compensation for non-management Directors of $5,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Adrian Pertierra), $2,000 per year for the Chairman of the Compensation Committee (currently Tim McGrath), $3,000 per year for the Chairman of the Audit Committee (currently Adrian Pertierra), and $4,000 per year for the Chairman of the Board (currently David Sandberg).

Compensation Committee Interlocks and Insider Participation

Mr. McGrath, Mr. Sandberg, and Mr. Pertierra are the current members of the Compensation Committee.
During the fiscal year ended December 31, 2017, none of the Company’s Executive Officers served on the Board of Directors of any third party entities whose directors or officers serve on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following table sets forth information as of March 30, 2018, except as otherwise noted, with respect to the beneficial ownership of the Company’s common stock and is based on 1,272,066,146 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company; and

●	The Company’s Interim President and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Approximate Percent of Class (%)

Common	Cryo-Cell International, Inc. (1)	160,744,475	12.6%
	700 Brooker Creek Boulevard, Suite 1800
	Oldsmar, Florida 34677

Common	Red Oak Partners, LLC (2)	381,052,632	30.0%
	1969 SW 17th Street
	Boca Raton, Florida 33486

Title Of Class	Name And Address Of Beneficial Owner (3)	Amount And Nature Of Beneficial Ownership		Approximate Percent of Class (%)
Common	Timothy G. McGrath, Director	90,669		*	%
Common	David Sandberg, Chairman of the Board	381,052,632	(2)	30.0%
Common	Anthony Snow, Director	0		*	%
Common	Adrian Pertierra, Director	0		*	%
Common	All above executive officers and directors as a group (6 persons)	381,143,301		30.1%

*	Less than 1% of the outstanding common stock.

(1)
The amount shown and the following information is derived from an Amendment No. 3 to Schedule 13D filed by Cryo-Cell International, Inc., along with David I. Portnoy, Mark L. Portnoy and George Gaines, all of whom are affiliates of Cryo-Cell International, Inc., reporting beneficial ownership as a group as of February 15, 2018 and a Form 4 filed by the foregoing group on February 26, 2018.

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

(3)
Except as noted above, the address for the above identified officers and directors of the Company is c/o Cord Blood America, Inc., Helm Drive, Las Vegas, NV, 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 1,272,066,146 shares of common stock outstanding on March 30, 2018. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

All of the directors, other than Mr. Snow, are “independent” as defined in the applicable listing standards of the NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP (“RBSM”), for each of our last two fiscal years for the categories of services indicated:

	RBSM December 31, 2016	RBSM December 31, 2017
Audit Fees	$108,248	$92,420
Audit Related Fees	-	-
Tax Fees	16,000	12,700
All Other Fees	-	1,000
	$124,248	$106,120

RBSM did perform non-audit services for the Company totaling $1,000 in the year ended December 31, 2017.

During the years ended December 31, 2017 and 2016, RBSM billed the Company for $106,120 and $124,248, respectively.

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

Other fees. The services provided by the Company’s accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting and tax issues and client conferences.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	The Company’s Consolidated Financial Statements are listed on page F-3 of this Annual Report.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (5)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (12)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (17)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (31)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (29)
10.0	Patent License Agreement dated as of January 1, 2004 between PharmaStem Therapeutics, Inc. and Cord Partners, Inc. (2)
10.3	Lease for Las Vegas Facility (9)
10.4	2011 Flexible Stock Option Plan (17)
10.10	Employment Agreement between the Company and Stephen Morgan (23)
10.16	On April 9, 2015, the Company announced it had executed a Purchase Agreement with Red Oak Partners, LLC and its affiliates for a preferred equity investment. (24)
10.17	On April 9, 2015, the Company entered into an Amendment to the Executive Employment Agreement with Joseph R. Vicente and Stephen Morgan. (25)
10.18	Effective April 15, 2015, pursuant to the Preferred Stock Red Oak Transaction, three (3) Directors were elected to the Board of the Company, David Sandberg, Anthony Snow and Adrian Pertierra. (26)
10.19	On April 17, 2015, the Company established compensation for non-management Directors. (27)

10.20	Effective May 22, 2015, the Board of Directors unanimously approved and adopted the Second Amended and Restated By-Laws of the Company. (29)
10.21	Reserved
10.22	On August 6, 2015, the Company shareholders approved an amendment to the Amended and Restated Articles of Incorporation. (31)
10.24	On February 12, 2016, the Company and Stephen Morgan entered into a Second Amendment to Executive Employment Agreement. (33)
10.25	On February 12, 2016, the Company and Joseph Vicente entered into a Mutual Separation Agreement. (33)
10.26	Effective March 31, 2017, the Company and Stephen Morgan entered into a Third Amendment to Executive Employment Agreement. (34)
10.27	On February 6, 2018, the Company entered into an asset purchase agreement with California Cryobank Stem Cell Services LLC. (35)
21	List of Subsidiaries (4)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004

(2) Filed as an exhibit to Amendment No. 1 to Form 10-SB filed on August 23, 2004

(3) Reserved

(4) Filed as an exhibit to Current Report on Form 10-K filed on April 2, 2018.

(5) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(6) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(7) Reserved

(8) Reserved

(9) Filed as an exhibit to Current Report on Form 10-K filed on March 31, 2010

(10) Reserved

(11) Reserved

(12) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(13) Reserved

(14) Reserved

(16) Reserved

(17) Filed as an exhibit to Registration Statement on Form S-8 filed on June 3, 2011.

(18) Reserved

(19) Reserved

(20) Reserved

(21) Reserved

(22) Reserved

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

(32) Reserved

(33) Filed as an exhibit to the Current Report on Form 8K filed on February 19, 2016

(34) Filed as an exhibit to the Current Report on Form 8K filed on March 21, 2017.

(35) Filed as an exhibit to the Current Report on Form 8K filed on February 8, 2018.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2018.

CORD BLOOD AMERICA, INC.

By:	/s/Anthony Snow
Interim President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Anthony Snow
Interim President (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	April 2, 2018

/s/David Sandberg
Chairman and Director	April 2, 2018

/s/Anthony Snow
Director	April 2, 2018

/s/Timothy McGrath
Director	April 2, 2018

/s/Adrian Pertierra
Director	April 2, 2018

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cord Blood America, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cord Blood America, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

April 2, 2018

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,069,917	$926,209
Accounts receivable, net of allowance for doubtful accounts of $26,429 and $78,123, respectively	61,698	113,316
Receivable - Biocells net of discount $26,044 and $27,541, respectively (current portion)	28,956	27,459
Prepaid expenses	146,478	175,065
Assets held for sale	1,130,032	1,432,600
Total current assets	2,437,081	2,674,649

Property and equipment, net of accumulated depreciation and amortization of $761,685 and $743,200, respectively	9,092	14,460
Other assets	19,292	19,292
Receivable – Biocells net of discount $113,996 and $140,041, respectively (long term portion)	391,004	419,959
Total assets	$2,856,469	$3,128,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,169	$151,305
Accrued expenses	93,233	112,020
Severance payable	26,764	187,360
Derivative liability	--	109,731
Interest on promissory notes	--	204,494
Promissory convertible notes payable, net of unamortized discount of $0 and $43,432, respectively	--	356,568
Liabilities held for sale	1,381,215	1,430,206
Total current liabilities	1,872,382	2,551,684

Total liabilities	1,872,382	2,551,684

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 outstanding	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,497,796)	(52,905,208)
Total stockholders’ equity	984,088	576,676
Total liabilities and stockholders’ equity	$2,856,469	$3,128,360

The accompanying notes are an integral part of these consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(1,699,346)	(2,131,793)
Loss from operations	(1,699,346)	(2,131,793)

Interest expense and change in derivative liability	55,243	22,132
Gain on settlement with Banco Vida	--	151,951
Other income	27,542	34,417
Loss from continuing operations before income taxes	(1,616,561)	(1,923,293)
Income taxes	--	--
Net loss from continuing operations	(1,616,561)	(1,923,293)
Net income from discontinued operations, net of tax	2,023,973	2,025,535
Net income	$407,412	$102,242

Basic loss from continuing operations per share	$0.00	$0.00
Diluted loss from continuing operations per share	$0.00	$0.00

Basic earnings from discontinued operations per share	$0.00	$0.00
Diluted earnings from discontinued operations per share	$0.00	$0.00

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

The accompanying notes are an integral part of these consolidated financial statements.

 CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Ending Balance December 31, 2015	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(53,007,451)	$474,433

Issance of Preferred Stock for Cash	-	-	-	-	-	-	-	-
Issuance of Common Stock for Conversion of Preferred Stock	-	-	-	-	-	-	-	-
Issuance of Common Stock for Employee	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	102,243	102,243

Ending Balance December 31,2016	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(52,905,208)	$576,676

Net Income							407,412	407,412

Ending Balance December 31,2017	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(52,497,796)	$984,088

The accompanying notes are an integral part of these consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,616,561)	$(1,923,293)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan discount	(56,568)	229,754
Amortization of loan receivable discount	(27,542)	(28,104)
Depreciation and amortization	5,368	5,324
Change in value of derivative liability	(109,731)	(327,772)
Bad debt	13,298	48,554
Gain on settlement with Banco Vida	--	(151,951)
Other income from loan receivable	--	(6,313)
Net change in operating assets and liabilities
Changes in accounts receivable	38,320	196,521
Changes in prepaid	28,587	(23,191)
Changes in accounts payable	219,864	(1,500)
Changes in accrued expenses	(18,787)	(92,920)
Changes in severance payable	(160,596)	187,360
Changes in accrued interest	(204,494)	75,887
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,888,842)	(1,811,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to loan receivable - Banco Vida	--	69,454
Payments from loan receivable – Biocordcell	55,000	45,350
Payment from sales of equipment	--	20,000
NET CASH PROVIDED BY INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	55,000	134,804

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	(300,000)	(575,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(300,000)	(575,000)

Change in cash – continuing operations	(2,133,842)	(2,251,840)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	2,277,550	2,389,003
Net Cash provided by investing activities	--	--
Net Cash provided by financing activities	--	--
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,277,550	2,389,003

NET INCREASE IN CASH	143,708	137,163

Cash balance at beginning of year	$926,209	$789,046
Cash balance at end of year	$1,069,917	$926,209

Non-Cash Investing and Financing Activities
Cash paid for interest	$214,147	$--
Cash paid for tax	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Company Developments – Sale of Assets

On February 7, 2018, the Company announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”).

Pursuant to the terms of the Purchase Agreement, FamilyCord agreed to acquire from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and to assume certain liabilities of CBAI and its wholly-owned subsidiaries. The sale does not include CBAI’s cash and certain other excluded assets and liabilities. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. The sale, which is subject to the closing conditions described below, is expected to close as soon as practicable, but likely during the second quarter of 2018.

The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Purchase Agreement, CBAI shall indemnify FamilyCord for breaches of its representations and warranties, breaches of covenants, losses related to excluded assets or excluded liabilities and certain other matters. The representations and warranties set forth in the Purchase Agreement generally survive for two years following the closing.

In connection with the sale, the parties will also enter into a transition services agreement designed to ensure a smooth transition of CBAI’s business from CBAI to FamilyCord.

The consummation of the sale is dependent upon the satisfaction or waiver of a number of closing conditions, including among other things, approval by CBAI’s shareholders, receipt of certain third-party consents and FamilyCord obtaining external financing. The Purchase Agreement may be terminated at any time prior to the date of closing by mutual agreement of the parties, or by either party under certain circumstances set forth in the Purchase Agreement, including by either party if the closing has not occurred within six months of the execution of the Purchase Agreement, by FamilyCord for CBAI’s failure to obtain its shareholders’ approval of the asset sale, by FamilyCord if CBAI pursues an alternative superior transaction or by FamilyCord if it is unable to obtain necessary financing. The Purchase Agreement also sets forth termination fees that may be payable by one party to the other under certain circumstances of termination.

Upon completion of the transaction, CBAI presently estimates it will distribute a portion of the sale proceeds to its shareholders. The initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, operating expenses and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price.

A copy of the Purchase Agreement was attached as Exhibit 2.1 to the Form 8-K filed February 8, 2018.

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

Note 2. Summary of Significant Accounting Policies

Financial Statement Presentation

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

Pursuant to guidance in ASC 205-20, Presentation of Financial Statements, and ASC 360-10-45-9 to 14, Property, Plant and Equipment, regarding when the results of operations of a component of an entity that is classified as held for sale would be reported as a discontinued operation in the financial statements of the entity. The Company determined that it met the threshold for reporting discontinued operations due to a strategic business shift having a major effect on an entity's operations and financial results. In February 2018, the Company announced strategic repositioning actions which resulted in agreements to sell cord blood and stem cell storage business. For this reason, the results of operations for the cord blood and cord tissue stem cell operations have been reclassified into discontinued operations and the related assets and liabilities are reflected as held-for-sale for all periods presented. See Note 3.

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

Intangible Assets (related to cord blood and cord tissue stem cell storage business)

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from Vivicells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense included in the discontinued operations for the years ended December 31, 2017 and 2016 was $295,486 and $345,348 respectively.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or net realized value using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

Deferred Revenue (related to cord blood and cord tissue stem cell storage business)

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2017 and December 31, 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations.

Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2017 and 2016. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

Accounting for Stock Option Plan

The Company’s share-based employee compensation plans are described in Note 9. On January 1, 2006, the Company adopted the provisions of ASC 718, “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires the fair value measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options.

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The diluted weighted average common shares outstanding are 1,272,066,146 and 1,272,066,146 as of December 31, 2017 and 2016, respectively.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of December 31, 2017, this was the case. To date, the Company has not experienced any such losses.

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

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

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

The following table provides a roll-forward of the Company’s derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs:

	2017	2016
Balance as of beginning of period	$109,731	$182,213
Change in fair value of derivative	—	(72,482)
Reversal of derivative liability associated with payoff of the convertible note payable	(109,731)	—
Balance as of end of period	$—	$109,731

There were no financial instruments measured on a recurring basis as of December 31, 2017 and 2016 and on a non-recurring basis for any of the periods presented.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statement

Note 3. Assets Held for Sale - Cord Blood and Cord Tissue Stem Cell Storage Operations

Background
Pursuant to the terms of the Purchase Agreement dated as of February 6, 2018, FamilyCord agreed to acquire from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and to assume certain liabilities of CBAI and its wholly-owned subsidiaries. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. The sale, which is subject to the closing conditions described below, is expected to close as soon as practicable, but likely during the second quarter of 2018. The sale does not include CBAI’s cash, accounts receivables, and certain other excluded assets and liabilities.

The consummation of the sale is dependent upon the satisfaction or waiver of a number of closing conditions, including among other things, approval by CBAI’s shareholders, receipt of certain third-party consents and FamilyCord obtaining external financing. The Purchase Agreement may be terminated at any time prior to the date of closing by mutual agreement of the parties, or by either party under certain circumstances set forth in the Purchase Agreement, including by either party if the closing has not occurred within six months of the execution of the Purchase Agreement, by FamilyCord for CBAI’s failure to obtain its shareholders’ approval of the asset sale, by FamilyCord if CBAI pursues an alternative superior transaction or by FamilyCord if it is unable to obtain necessary financing. The Purchase Agreement also sets forth termination fees that may be payable by one party to the other under certain circumstances of termination.

The assets sold in the transaction are the sole revenue generating assets of the Company. The results of operations associated with the assets sold have been reclassified into discontinued operations and the assets and liabilities are reflected as held-for-sale (current and long-term) for all periods presented.

Assets and groups of assets and liabilities which comprise disposal groups are classified as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. Assets held for sale are not depreciated.

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2017 and December 31, 2016.

The following is summary of aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
ASSETS
Inventory	$45,762	$58,376
Property and equipment, net of accumulated depreciation	35,152	52,168
Customer contracts and relationships, net of accumulated amortization	1,049,118	1,322,056
Total assets	$1,130,032	$1,432,600

LIABILITIES

Deferred revenue	$1,381,215	$1,430,206
Total liabilities	$1,381,215	$1,430,206

Income / (Loss) of Discontinued Operations

The proposed sale of majority of the assets and liabilities related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$2,994,676	$3,288,291
Cost of services	(680,750)	(904,863)
Gross profit	2,313,926	2,383,428
Depreciation and Amortization	(289,953)	(357,893)
Net income from discontinued operations	$2,023,973	$2,025,535

The following is a summary of net cash provided by operating activities for the assets held for sale for the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash provided by operating activities	$2,277,550	$2,389,003

Note 4. Property and Equipment

At December 31, 2017 and 2016, property and equipment consist of:

	Useful Life (Years)	2017	2016
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(276,369)	(271,001)
		$9,092	$14,460
Assets held for sale:
Furniture and fixtures	1-5	$5,432	$5,432
Computer equipment	5	93,339	93,339
Laboratory Equipment	1-5	92,351	92,351
Freezer equipment	7-15	329,526	329,526
		520,648	520,648
Less: accumulated depreciation and amortization		(485,496)	(468,480)
		$35,152	$52,168

For the years ended December 31, 2017 and 2016, depreciation expense totaled $5,368 and $5,324, respectively for continuing operations and $22,383 and $47,865, respectively for discontinued operations.

Note 5. Notes and Loans Payable, and Derivative Liabilities

At December 31, 2017 and 2016, notes and loans payable consist of:

	December 31, 2017	December 31, 2016

Secured Convertible Promissory Note to Tonaquint, Inc. 7.5% per annum; due on or before September 17, 2017.	--	400,000

Less: Unamortized Discount	--	(43,432)
	$--	$356,568

Total interest expense was $54,488 and $305,640 during the years ended December 31, 2017 and 2016, respectively. The gains from changes in derivative liability were $109,731 and $327,772 during the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2016, the principal balance on the Tonaquint note was $400,000, and there was $204,494 of accrued interest. As of December 31, 2017, the principal balance on the Tonaquint note was $0, and there was $0 of accrued interest.

Note 6. Investment and Notes Receivable, Related Parties

At December 31, 2017 and 2016, notes receivable consists of:

	2017	2016
On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be annually, after June of 2015, and the last payment due on or before June 1, 2025.	560,000	615,000

Unamortized discount on BioCells note receivable	(140,040)	(167,582)
	$419,960	$447,418

Under the Agreement with Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014; $10,000 on or before December 1, 2014; $15,000 on or before March 1, 2015; $15,000 on or before June 1, 2015; $45,000 on or before June 1, 2016; $55,000 on or before June 1, 2017; $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of December 31, 2017, the Purchaser is current on all payments.

This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of December 31, 2016, the receivable has a balance of $447,418, net of unamortized discount of $167,582 and allowance of doubtful accounts of $0. As of December 31, 2017, the receivable has a balance of $419,960, net of unamortized discount of $140,040 and allowance of doubtful accounts of $0.   The Purchaser is current with payments as of December 31, 2017. The Company incurred interest income from the amortized discount of $27,542 and $28,104 during the years ended December 31, 2017 and 2016, respectively.

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

Employment Agreement

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

Mr. Vicente remains subject to the restrictive covenants contained in the Vicente Employment Agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement. In 2017, the Company paid Mr. Vicente $142,724 in connection with the severance, and the remaining amount payable as of December 31, 2017 is $23,787.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2017, are as follows:

Rent
to be paid
2018	191,006
2019	145,835
Total	$336,841

The Company’s rent expense was $162,899 and $177,394 during the years ended December 31, 2017 and 2016, respectively.

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

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 shares of the Company's common stock for future issuance under the Plan. The Company canceled the Company's 2010 Flexible Stock Plan and returned 501,991 reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2017 and 2016.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life
Outstanding, December 31, 2016	4,458,679	0.68	2.98
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	150,685	0.33	-
Outstanding, December 31, 2017	4,307,994	0.69	2.06
Exercisable at December 31, 2017	4,307,994	0.69	2.06

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.53 — 1.11	4,307,994	2.06	$0.69	4,307,994	$0.69
	4,307,994	2.06	$0.69	4,307,994	$0.69

Note 9. Income Tax

The components of income (loss) consists of the following:

	Years Ended December 31,
	2017	2016
Loss from continuing operations	$(1,616,561)	$(1,923,293)
Income from discontinued operations	2,023,973	2,025,535
Income before taxes	$407,412	$102,242

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Federal income tax benefit/expense at statutory rate (34%)	34.0%	34.0%
State income tax, net of federal benefit	--	--
Permanent differences	2.1	(42.0)
Federal rate reduction under tax reform	1,314.0	--
Other	(220.5)	(76.0)
Change in valuation allowance	(1,129.6)	84.0
Effective income tax rate	0.0%	0.0%

The major components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are shown below.

	2017	2016
Net operating loss carryforwards	$9,016,972	$13,365,813
Other deferred tax assets	22,350	475,280
Deferred tax liabilities, long-lived assets	(391,532)	(591,003)
Valuation allowance	(8,647,790)	(13,250,090)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets.  Under applicable accounting standards, management has considered the Company’s operational history and concluded that it is more likely than not the Company will not recognize the benefits of its deferred tax assets.  Accordingly, a valuation allowance of $8,647,790 and $13,250,090 was established at December 31, 2017 and 2016 respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize a portion of the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated. The decrease in valuation allowance to $204,578 for the year ending December 31, 2017 is primarily related to the use of net operating loss carryforwards to offset current year income. Additionally, the valuation allowance had a reduction as a result of deferred tax assets revalued at the reduced federal tax rate under the U.S. Tax Cuts and Jobs Act enacted in December of 2017.

The Company has U.S. federal net operation loss, or NOL, carryforwards available at December 31, 2017 of approximately $42,937,966 that will begin to expire in 2025. The Company has its operations in the state of Nevada, which does not have state income taxes. The State of Nevada has a gross receipts tax, which is included as a component of operating expenses.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that could occur in the future.  These future ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  To the extent an ownership change may occur, the net operating loss, credit carryforwards and other deferred tax assets may be subject to limitations.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.

The TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing on January 1, 2018.  As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment.  This revaluation resulted in a provision of $4,602,300 to income tax expense in continuing operations and a corresponding reduction of the Company’s valuation allowance.  As a result of the offsetting valuation allowance, there is no impact to the Company’s income statement for the year ended December 31, 2017 from the reduction in federal income tax rates.  The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns.  U.S. Treasury regulations, administrative interpretations or court decisions interpreting TCJA may require further adjustments and changes to the Company’s estimates.  The final determination of TCJA and the remeasurement of the Company’s deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

For the years ending December 31, 2017 and 2016, the Company is not aware of any uncertain tax positions or benefits. The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense.  As of December 31, 2017, and 2016, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The tax years 2013 through 2017 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in the statement of operations at the enactment date.

In 2017 and 2016, the Company incurred a tax effected net income of $407,412 and $102,242, respectively. At that time, the Company neither had nor anticipated sufficient income to absorb the benefits from net operating loss carryforwards, and established a full valuation allowance. In 2018, if the sale of assets is consummated, the portion of valuation allowance released related due to a capital gain resulting from the sale of the cord blood and stem cell operations would be a benefit and will be recorded in continuing operations.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2017 and 2016, and as such, no interest or penalties were recorded to income tax expense.

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 34%, with a flat rate of 21%.

The Company files a U.S. federal income tax return and gross receipts tax return in Nevada. The U.S. federal income tax returns for years 2013 and prior are not subject to further examination by the U.S. Internal Revenue Service.  With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 10. Other

Certain U.S. Federal Income Tax Consequences of the Sale of Assets

The proposed sale of assets to FamilyCord will be a transaction taxable to the Company for United States federal income tax purposes. In general, the Company will recognize taxable gain in an amount equal to the difference, if any, between (i) the total amount realized by the Company on the Sale and (ii) the Company’s aggregate adjusted tax basis in the assets sold. The total amount realized by the Company on the Sale will equal the cash the Company receives in exchange for the assets sold, plus the amount of related liabilities assumed by the Buyer or cancelled in the transaction. The Company expects that a portion of the taxable gain recognized on the Sale will be offset by current year losses from operations and available net operating loss carry forwards, as currently reflected on our consolidated U.S. federal income tax returns. However, the Company believes that a significant portion of its net operating loss carryforwards will never be fully utilized and will expire unused.

Shareholders will not be subject to U.S. federal income tax on the Sale. However, as discussed below, Shareholders will be subject to U.S. federal income tax upon the receipt of any distribution of Sale proceeds made by the Company to the Shareholders.

Certain U.S. Federal Income Tax Consequences of the Sale of Assets to U.S. Shareholders

For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of shares of Company stock who or that is, for U.S. federal income tax purposes:

●
an individual who is a citizen or resident of the United States;
●
corporation, or any other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
●
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
●
any trust (i) if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons (as defined in the United States Internal Revenue Code of 1986) have the authority to control all substantial decisions of the trust, or (ii) if a valid election is in place to treat the person as a United States person.

Pursuant to the Asset Purchase Agreement, the Company may not dissolve or liquidate for at least two years following closing of the transaction. Therefore, prior to the Company’s adoption of a plan of liquidation, each distribution made by the Company to a U.S. shareholder is characterized as a dividend to the extent of the Company’s current and accumulated earnings and profits (as determined under U.S. federal income tax principles). Provided that certain holding period requirements are satisfied, a dividend received by a U.S. shareholder who is an individual, trust or estate may qualify as “qualified dividend income” that is currently subject to U.S. federal income tax at a maximum rate of 20%. Dividends received by corporate U.S. shareholders may be eligible for a dividend received deduction (subject to applicable exceptions and limitations). Any portion of a distribution that exceeds the Company’s current and accumulated earnings and profits is treated as a non-taxable return of capital, reducing such U.S. shareholder’s adjusted tax basis in its shares of Company stock and, thereafter as gain from the sale or exchange of Company stock.

If the Company adopts of a plan of liquidation in the future, the tax consequences of each distribution to a U.S. shareholder will change. The Company will provide an additional discussion of U.S. federal income tax considerations if the Company adopts of a plan of liquidation in the future.

Note 11. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of $0.0001 par value preferred stock authorized. As of December 31, 2017 and 2016, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2017 the Company had 2,890,000,000 shares of $$0.0001 par value common stock authorized. As of December 31, 2017 and 2016, the Company had 1,272,066,146 shares of common stock issued and outstanding, and 20,000 shares remain in the Company’s treasury.

Note 12. Subsequent Events

On February 7, 2018, Cord Blood America, Inc. (“CBAI” or the “Company” or “We”) announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”).

Pursuant to the terms of the Purchase Agreement, FamilyCord agreed to acquire from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and to assume certain liabilities of CBAI and its wholly-owned subsidiaries. The sale does not include CBAI’s cash and certain other excluded assets and liabilities. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. The sale, which is subject to the closing conditions described below, is expected to close as soon as practicable, but likely during the second quarter of 2018.

The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Purchase Agreement, CBAI shall indemnify FamilyCord for breaches of its representations and warranties, breaches of covenants, losses related to excluded assets or excluded liabilities and certain other matters. The representations and warranties set forth in the Purchase Agreement generally survive for two years following the closing.

In connection with the sale, the parties will also enter into a transition services agreement designed to ensure a smooth transition of CBAI’s business from CBAI to FamilyCord.

The consummation of the sale is dependent upon the satisfaction or waiver of a number of closing conditions, including among other things, approval by CBAI’s shareholders, receipt of certain third-party consents and FamilyCord obtaining external financing. The Purchase Agreement may be terminated at any time prior to the date of closing by mutual agreement of the parties, or by either party under certain circumstances set forth in the Purchase Agreement, including by either party if the closing has not occurred within six months of the execution of the Purchase Agreement, by FamilyCord for CBAI’s failure to obtain its shareholders’ approval of the asset sale, by FamilyCord if CBAI pursues an alternative superior transaction or by FamilyCord if it is unable to obtain necessary financing. The Purchase Agreement also sets forth termination fees that may be payable by one party to the other under certain circumstances of termination.

A copy of the Purchase Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company on February 8, 2018.

The Red Oak Fund, LP, The Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively, the “Shareholders”), which own 164,073,684, 76,226,316 and 140,752,632 shares of CBAI’s common stock, respectively, or approximately 30.0% of CBAI’s issued and outstanding common stock in the aggregate, and each of which are affiliates of Red Oak Partners, LLC, entered into a voting agreement (the “Voting Agreement”) with FamilyCord and CBAI on February 6, 2018, pursuant to which the Shareholders have agreed, among other things, to vote their shares (the “Covered Shares”) in favor of the asset sale and grant to FamilyCord an irrevocable proxy with respect to their respective Covered Shares.

Assets and liabilities included in the Purchase Agreement are now classified as assets and liabilities held for sale and operations related to these assets and liabilities are classified as discontinued operations for all years presented.

Upon closing of the transaction, the Company will have no or nominal operations and no or nominal assets and will therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).