Form 10-Q
period 2018-03-31
Cord Blood America, Inc.
filed 2018-05-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares of Cord Blood America, Inc. common stock, $0.0001 par value, outstanding as of May 14, 2018, 1,272,066,146 exclusive of treasury shares.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017

Current assets:
Cash	$1,195,710	$1,069,917
Accounts receivable, net of allowance for doubtful accounts of $36,237 and $26,429 respectively	66,831	61,698
Receivable – Biocells net of discount of $25,628 and $26,044, respectively current portion	29,372	28,956
Prepaid expenses	107,983	146,478
Assets held for sale	1,059,171	1,130,032
Total current assets	2,459,067	2,437,081

Property and equipment, net of accumulated depreciation and amortization of $277,711 and $276,369, respectively	7,749	9,092
Other Assets	19,292	19,292
Receivable - BioCells net of discount of $107,589 and $113,996, respectively - long term portion	397,411	391,004
Total assets	$2,883,519	$2,856,469

Liabilities and Stockholders’ equity:
Accounts payable	$358,308	$371,169
Accrued expenses	92,734	93,233
Severance payable	--	26,764
Liabilities held for sale	1,411,740	1,381,215
Total current liabilities	1,862,782	1,872,381

Total liabilities	1,862,782	1,872,381

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(52,461,147)	(52,497,796)
Total stockholders’ equity	1,020,737	984,088
Total liabilities and stockholders' equity	$2,883,519	$2,856,469

See accompanying notes to these unaudited condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

	Three-Month Period Ended	Three-Month Period Ended
	March 31,	March 31,
	2018	2017
Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(428,923)	(420,046)
Loss from operations	(428,923)	(420,046)

Interest expense and change in derivative liability	--	41,102
Other income	6,823	7,073
Loss from continuing operations before income taxes	(422,100)	(371,871)
Income taxes	--	--
Net loss from continuing operations	(422,100)	(373,871)
Net income from discontinuing operations	458,749	493,559
Net income	36,649	121,688
Basic earnings from continuing operations per share	$0.00	$0.00
Diluted earnings from continuing operations per share	$0.00	$0.00
Basic earnings from discontinued operations per share	$0.00	$0.00
Diluted earnings from discontinued operations per share	$0.00	$0.00

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(422,100)	$(371,871)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan discount	--	36,386
Amortization of loan receivable discount	(6,823)	(7,073)
Depreciation and amortization	1,343	1,342
Change in value of derivative liability	--	(85,681)
Bad debt	9,808	38,254
Net change in operating assets and liabilities
Changes in accounts receivable	(14,491)	26,363
Changes in prepaid	38,495	51,001
Changes in accounts payable	(12,861)	(35,039)
Changes in accrued expenses	(499)	(1,556)
Changes in severance payable	(26,764)	(40,149)
Changes in accrued interest	--	8,192
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(434,342)	(379,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	--	(300,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(300,000)
Change in cash – continuing operations	(434,342)	(679,831)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	560,135	575,051
Net Cash provided by investing activities	--	--
Net Cash provided by financing activities	--	--
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	560,135	575,051

NET INCREASE (DECREASE) IN CASH	125,793	(104,780)

Cash balance at beginning of year	$1,069,917	$926,209
Cash balance at end of year	$1,195,710	$821,429

Non-Cash Investing and Financing Activities
Cash paid for interest	$--	$--
Cash paid for tax	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CORD BLOOD AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

A copy of the Purchase Agreement was attached as Exhibit 2.1 to the Form 8-K filed February 8, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.  The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2017 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $9,808 and $38,254 in bad debt expense during the three months ended March 31, 2018 and 2017, respectively.

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

Inventory

Inventory, comprised principally of finished goods, is stated at the lower of cost or net realized value, using the first-in, first-out (“FIFO”) method. This policy requires the Company to make estimates regarding the market value of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At March 31, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of income (loss).

Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

CBAI recognizes revenue under the provisions of ASC 606. See Note 10 for the Company’s disclosures on Revenue Recognition.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU will have on the financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018, There was no impact as a result of adopting this ASU on the financial statements and related disclosures..

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2018 and March 31, 2017.

The following is summary of aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
ASSETS
Inventory	$46,701	$45,762
Property and equipment, net of accumulated depreciation	31,635	35,152
Customer contracts and relationships, net of accumulated amortization	980,835	1,049,118
Total assets	$1,059,171	$1,130,032

LIABILITIES

Deferred revenue	$1,411,740	$1,381,215
Total liabilities	$1,411,740	$1,381,215

Income From Discontinued Operations

The proposed sale of majority of the assets and liabilities related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2018 and 2017:

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2018	March 31, 2017
Revenue	$702,879	$745,948
Cost of services	(172,328)	(170,934)
Gross profit	530,551	575,014
Depreciation and Amortization	(71,800)	(81,455)
Net income from discontinued operations	$458,751	$493,559

The following is a summary of net cash provided by operating activities for the assets held for sale for the three months ended March 31, 2018 and March 31, 2017:

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2018	March 31, 2017
Cash provided by operating activities	$560,135	$575,051

Note 4. Property and Equipment

At March 31, 2018 and December 31, 2017, property and equipment consist of:

	Useful Life (Years)	March 31, 2018	December 31, 2017
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(277,712)	(276,369)
		$7,749	$9,092
Assets held for sale:
Furniture and fixtures	1-5	$5,432	$5,432
Computer equipment	5	93,339	93,339
Laboratory Equipment	1-5	92,351	92,351
Freezer equipment	7-15	329,526	329,526
		520,648	520,648
Less: accumulated depreciation and amortization		(489,013)	(485,496)
		$31,635	$35,152

For the three months ended March 31, 2018 and 2017, depreciation expense totaled $1,342 and $1,342 respectively for continuing operations and $3,517 and $4,893, respectively for discontinued operations.

Note 5.  Investment and Notes Receivable, Related Parties

At March 31, 2018 and December 31, 2017, notes receivable consist of:

	March 31, 2018	December 31, 2017

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	$560,000	$560,000

Unamortized discount on BioCells note receivable	(133,217)	(140,040)
	$426,783	$419,960

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017 (amount paid in 2017); $55,000 on or before June 1, 2018; $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of March 31, 2018, the Purchaser has paid all amounts due for the June 1, 2017 payment, such that the Purchaser is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of March 31, 2018 and December 31, 2017, the receivable has a balance of $426,783 and $419,960, respectively.

Note 7.  Commitments and Contingencies

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

Mr. Vicente remains subject to the restrictive covenants contained in the Vicente Employment Agreement, including a covenant not to compete and a non-solicitation provision, and is subject to additional restrictive covenants in the Separation Agreement. In the first quarter of 2018, the Company paid $13,382 in connection with the severance, and the remaining amount payable as of March 31, 2018 is $0.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of March 31, 2018, are as follows:

Rent
to be paid
2018	$143,541
2019	145,835
Total	$289,376

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the three months ended March 31, 2018 and the year ended December 31, 2017.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2017	4,307,994	0.69	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding March 31, 2018	4,307,994	0.69	1.82
Exercisable March 31, 2018	4,307,994	0.69	1.82

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.53— 1.11	4,307,994	1.82	$0.69	4,307,994	$0.69
	4,307,994	1.82	$0.69	4,307,994	$0.69

Note 9.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of March 31, 2018, and December 31, 2017, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2018, and December 31, 2017, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note 10. Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
●
Step 1: Identify the contract with the customer
●
Step 2: Identify the performance obligations in the contract
●
Step 3: Determine the transaction price
●
Step 4: Allocate the transaction price to the performance obligations in the contract
●
Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligation to preserve cord blood and/or cord tissue is satisfied when the cord blood and/or cord tissue is cryogenically frozen, which is when the customer has obtained control and is receiving the benefits of the Company’s performance. The Company satisfies its performance obligation to store cord blood and/or cord tissue over time using a time-based input measure of progress that recognizes revenue on a straight-line basis as the customer is receiving a service that is provided continuously over time. The Company allocates the transaction price to each performance obligation using an adjusted market assessment approach. Customers pay upfront for processing and storage fees that are billed annually for each year of storage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

As described under Note 1. Organization and Description of Business - Company Developments – Sale of Assets, the Company has entered into an Asset Purchase Agreement with FamilyCord relating to the sale of substantially all of the assets of the Company.

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

The following information should be read in conjunction with the Company’s March 31, 2018 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations for the Three-Months Ended March 31, 2018

For the three months ended March 31, 2018, total revenue from discontinued operations decreased to approximately $0.70 million from $0.75 million, a 5.8% decrease over the same period of 2017.  Revenues are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due a decrease in new enrollment/processing fees offset by an increase in recurring storage revenue. Recurring storage revenues increased 2.1% to $0.65 million for the three months ended March 31, 2018, versus $0.64 million for the prior comparative period ended March 31, 2017.

Discontinued operations cost of services as a percentage of revenue increased to 24.5% for the three months ended March 31, 2018 compared to 22.9% in the same period of 2017.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.04 million or 7.7% to approximately $0.53 million for the three months ended March 31, 2018 from the comparable three month period of 2017.

Administrative and selling expenses for the three months ended March 31, 2018 were $0.43 million as compared to $0.42 million for the comparative period of 2017, representing a 2.1% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.42 million for the three month period ended March 31, 2018, as compared to a net loss of $0.37 million for the comparative three month period of 2017.

The Company’s net income from discontinued operations was $0.46 million for the three months ended March 31, 2018, a decrease of $0.03 million from net income from discontinued operations of $0.49 million for the comparative three month period in 2017.

Liquidity and Capital Resources

Total assets at March 31, 2018 were $2.88 million, compared to $2.86 million at December 31, 2017. Total liabilities at March 31, 2018 were $1.86 million consisting primarily of liabilities held for sale of $1.41 million. At December 31, 2017, total liabilities were $1.87 million consisting primarily of liabilities held for sale of $1.38 million.

At March 31, 2018, the Company had $1.20 million in cash, an increase of $0.13 million from the December 31, 2017 cash balance of $1.07 million. For the three months ended March 31, 2018, cash flow used in operating activities of continuing operations totaled $0.43 million compared to $0.38 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, cash flow generated from discontinued operations totaled $0.56 million compared to $0.58 million for the three months ended March 31, 2017.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2018. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors for the three months ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (2)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (3)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (5)
3.1(vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (7)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004

(2) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008

(3) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009

(4) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011

(5) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011

(6) Filed as an exhibit to the Current Report on Form 8-K filed on August 10, 2015

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2018.

CORD BLOOD AMERICA, INC.

By:	/s/Anthony Snow
Interim President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)