Form 10-Q
period 2018-06-30
CBA Florida, Inc.
filed 2018-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from _________ to _________

CBA FLORIDA, INC.
(Exact Name of Small Business Registrant as Specified in its Charter)

FLORIDA	000-50746	90-0613888
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1857 HELM DRIVE LAS VEGAS, NV 89119	89119
(Address of principal executive offices)	(Zip Code)

(702) 914-7250
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of August 13, 2018, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017

Current assets:
Cash	$13,239,625	$1,069,917
Accounts receivable, net of allowance for doubtful accounts of $26,429 and $26,429, respectively	223,406	61,698
Receivable – BioCells net of discount of $25,187 and $26,044, respectively current portion	29,813	28,956
Prepaid expenses	74,303	146,478
Assets held for sale	--	1,130,032
Total current assets	13,567,147	2,437,081

Cash held in escrow	3,000,000	--
Property and equipment, net of accumulated depreciation and amortization of $279,055 and $276,369, respectively	6,406	9,092
Other Assets	35,114	19,292
Receivable - BioCells net of discount of $101,623 and $113,996, respectively - long term portion	348,377	391,004
Total assets	$16,957,044	$2,856,469

Liabilities and Stockholders’ equity:
Accounts payable	$235,094	$371,169
Income tax payable	1,835,000	--
Accrued expenses	78,059	93,233
Severance payable	--	26,764
Liabilities held for sale	--	1,381,215
Total current liabilities	2,148,153	1,872,381

Total liabilities	2,148,153	1,872,381

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(38,672,993)	(52,497,796)
Total stockholders’ equity	14,808,891	984,088
Total liabilities and stockholders' equity	$16,957,044	$2,856,469

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

	Six-Month Period Ended	Six-Month Period Ended
	June 30,	June 30,
	2018	2017
Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(1,191,615)	(788,093)
Loss from operations	(1,191,615)	(788,093)

Interest expense and change in derivative liability	--	55,518
Other income	13,230	13,896
Loss from continuing operations before income taxes	(1,178,385)	(718,679)
Income tax benefit	260,000	--
Net loss from continuing operations	(918,385)	(718,679)
Net income from discontinued operations, net of tax	14,743,188	990,354
Net income	13,824,803	271,675

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$0.01	$0.00
Diluted earnings from discontinued operations per share	$0.01	$0.00

Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

	Three-Month Period Ended	Three-Month Period Ended
	June 30,	June 30,
	2018	2017

Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(762,693)	(368,047)
Loss from operations	(762,693)	(368,047)

Interest expense and change in derivative liability	--	14,416
Other income	6,407	6,823
Loss from continuing operations before income taxes	(756,286)	(346,808)
Income tax benefit	260,000	--
Net loss from continuing operations	(496,286)	(346,808)
Net income from discontinued operations, net of tax	14,284,439	496,795
Net income	13,788,153	149,987

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$0.01	$0.00
Diluted earnings from discontinued operations per share	$0.01	$0.00

Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) from continuing operations	$(918,385)	$(718,679)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan discount	--	(56,568)
Amortization of loan receivable discount	(13,230)	(13,896)
Depreciation and amortization	2,686	2,682
Change in value of derivative liability	--	(109,731)
Bad debt	16,197	47,276
Net change in operating assets and liabilities
Changes in accounts receivable	(177,905)	44,072
Changes in prepaid	72,175	72,430
Changes in other assets	(15,822)	--
Changes in accounts payable	(136,075)	(54,163)
Changes in accrued expenses	(15,174)	(24,973)
Changes in severance payable	(26,764)	(80,298)
Changes in deferred income taxes	(260,000)	--
Changes in accrued interest	--	(189,218)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,472,297)	(1,081,066)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Payment from loan receivable - BioCells	55,000	29,625
NET CASH PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	55,000	29,625

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	--	(300,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(300,000)
Change in cash – continuing operations	(1,417,297)	(1,351,441)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	1,087,005	1,158,295
Net Cash provided by investing activities	12,500,000	--
Net Cash provided by financing activities	--	--
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	13,587,005	1, 158,295

NET INCREASE/(DECREASE) IN CASH	12,169,708	(193,146)

Cash balance at beginning of period	$1,069,917	$926,209
Cash balance at end of period	$13,239,625	$733,063

Cash Paid For
Interest	$--	$--
Taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(UNAUDITED)

Note 1.  Organization and Description of Business

Overview

CBA Florida, Inc. ("CBAI" or the “Company”) , formerly known as Cord Blood America, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's wholly-owned subsidiaries include CBA Partners, Inc. which was formerly Cord Partners, Inc., CBA Companies Inc. which was formerly CorCell Companies, Inc., and CBA Sub Ltd. which was formerly CorCell, Ltd., (CBA Partners, Inc., CBA Companies Inc. and CBA Sub Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  As further described below, on May 17, 2018, CBAI completed a sale of essentially all of the assets of the Company and its wholly-owned subsidiaries. Prior to the sale of essentially all of the assets and related liabilities, CBAI and its subsidiaries had engaged in the following business activities:

●
CBAI and Cord specialized in providing private cord blood and cord tissue stem cell services. Additionally, the Company was in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.

●	Properties was formed to hold corporate trademarks and other intellectual property.

Company Developments – Sale of Assets

On February 7, 2018, the Company announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”). At a special meeting (“Special Meeting”) that took place on May 14, 2018, shareholders of the Company voted to approve the sale of essentially all the assets. Upon approval at the Special Meeting, the sale of assets occurred on May 17, 2018.

Pursuant to the terms of the Purchase Agreement, FamilyCord acquired from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and assumed certain liabilities of CBAI and its wholly-owned subsidiaries. The sale did not include CBAI’s cash and certain other excluded assets and liabilities. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement.

The Purchase Agreement contained customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Purchase Agreement, CBAI indemnified FamilyCord for breaches of its representations and warranties, breaches of covenants, losses related to excluded assets or excluded liabilities and certain other matters. The representations and warranties set forth in the Purchase Agreement generally survive for two years following the closing.

In connection with the sale, the parties also entered into a transition services agreement designed to ensure a smooth transition of CBAI’s business from CBAI to FamilyCord.

CBAI presently anticipates it will distribute a portion of the sale proceeds to its shareholders beginning in 2019. However, no distribution has been declared by the Board of Directors. The initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, operating expenses, indemnification obligations under the Purchase Agreement and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price.

A copy of the Purchase Agreement was attached as Exhibit 2.1 to the Form 8-K filed February 8, 2018.

The Special Meeting held on May 14, 2018 had adjourned until May 29, 2018, for the purpose of allowing shareholders additional time to vote on a separate proposal to adopt a provision to protect the Company’s net operating losses for tax purposes. The proposal was passed by a majority of shareholder votes at the May 29, 2018 meeting. On May 31, 2018, CBAI filed an amendment to its articles of incorporation, with the State of Florida, designed to protect the Company’s net operating losses.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.  The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2017 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $16,197 and $47,276 in bad debt expense during the six months ended June 30, 2018 and 2017, respectively. A portion of receivables include gains from the sale of assets on May 17, 2018 that are still held in escrow.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At June 30, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed consolidated statements of income (loss).

Revenue Recognition (related to the divested cord blood and cord tissue stem cell storage business)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the provisions of ASU 2014-09, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this standard effective January 1, 2018. CBAI recognizes revenue under the provisions of Topic 606. See Note 10 for the Company’s disclosures on Revenue Recognition.

Cost of Services (related to the divested cord blood and cord tissue stem cell storage business)

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

The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have any material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statement.

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

Note 3. Discontinued Operations - Cord Blood and Cord Tissue Stem Cell Storage Operations

On February 7, 2018, the Company announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”). At a special meeting (“Special Meeting”) that took place on May 14, 2018, shareholders of the Company voted to approve the sale of essentially all the assets. Upon approval at the Special Meeting, the sale of assets occurred on May 17, 2018.

DISCONTINUED OPERATIONS

On May 17, 2018, the Company divested its Cord Blood and Cord Tissue Stem Cell Storage Operations (CBCTS) to California Cryobank Stem Cell Services LLC (“FamilyCord”) for $15.5 million cash plus the assumption of net liabilities of $473,538. The sale resulted in the recognition of an after-tax income of $13.9 million, which is reflected on net income from discontinued operations in the Condensed Consolidated Statements of Operations.

The Company has classified the CBCTS assets and liabilities as held-for-sale as of December 31, 2017 in the accompanying Condensed Consolidated Balance Sheets and has classified the CBCTS operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of operations for all periods presented. Previously, CBCTS was included as the sole operations of the Company.

Background

Pursuant to the terms of the Purchase Agreement dated as of February 6, 2018, FamilyCord agreed to acquire from CBAI substantially all of the assets of CBAI and its wholly-owned subsidiaries and to assume certain liabilities of CBAI and its wholly-owned subsidiaries. FamilyCord agreed to pay a purchase price of $15,500,000 in cash at closing with $3,000,000 of the purchase price deposited into escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. The sale, which was completed on May 17, 2018, did not include CBAI’s cash, accounts receivables, and certain other excluded assets and liabilities.

The assets sold and liabilities transferred in the transaction were the sole revenue generating assets of the Company. The results of operations associated with the assets sold have been reclassified into discontinued operations for periods prior to the completion of the transaction.

The following is a summary of assets and liabilities sold, and gain recognized, in connection with the sale of assets to FamilyCord:

Other current assets	$45,391
Total current assets	45,391
Customer contracts and relationships, net of amortization	953,490
Property, plant & equipment, less accumulated depreciation	23,685
Total assets	$1,022,566

Deferred revenue	$1,496,104
Total liabilities	$1,496,104

The gain on sale of assets was reported during the period was determined as follows:
Total assets sold	$1,022,566
Total liability sold	1,496,104
Net liability sold	473,538

Cash received	12,500,000
Cash in escrow	3,000,000
Total consideration	15,500,000

Net gain from sales of assets	$15,973,538

Additionally, the operating results and cash flows related to assets sold on May 17, 2018 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017.

The following is summary of aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
ASSETS
Inventory	$--	$45,762
Property and equipment, net of accumulated depreciation	--	35,152
Customer contracts and relationships, net of accumulated amortization	--	1,049,118
Total assets	$--	$1,130,032

LIABILITIES

Deferred revenue	$--	$1,381,215
Total liabilities	$--	$1,381,215

Income From Discontinued Operations

The sale of the majority of the assets and liabilities related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the six months ended June 30, 2018 and 2017:

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2018	June 30, 2017
Revenue	$1,108,381	$1,492,334
Cost of services	(308,976)	(346,930)
Gross profit	799,405	1,145,404
Depreciation and amortization	(99,231)	(155,050)
Income from Discontinued Operations	700,174	990,354
FamilyCord reimbursement	164,477	--
Gain on sale of assets	15,973,537	--
Income from discontinued operations before taxes	16,838,188	990,354
Income taxes	(2,095,000)	--
Net income from discontinued operations	14,743,188	990,354

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the six months ended June 30, 2018 and June 30, 2017:

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2018	June 30, 2017
Cash provided by discontinued operations	$1,087,004	$1,158,295
Cash provided by investing activities of discontinued operations	$12,500,000	$--

The following is a summary of the results of operations related to the assets held for sale for the three months ended June 30, 2018 and 2017:

	Three-Month Period Ended	Three-Month Period Ended
	June 30, 2018	June 30, 2017
Revenue	$405,502	$746,386
Cost of services	(136,646)	(175,996)
Gross profit	268,856	570,390
Depreciation and amortization	(27,431)	(73,595)
Income from Discontinued Operations	241,425	496,795
FamilyCord reimbursement	164,477	--
Gain on sale of assets	15,973,537	--
Income from discontinued operations before taxes	16,379,439	496,795
Income taxes	(2,095,000)	--
Net income from discontinued operations	14,248,439	496,795

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the three months ended June 30, 2018 and June 30, 2017:

	Three-Month Period Ended	Three-Month Period Ended
	June 30, 2018	June 30, 2017
Cash provided by discontinued operations	$526,869	$583,244
Cash provided by investing activities of discontinued operations	$12,500,000	$--

Note 4. Property and Equipment

At June 30, 2018 and December 31, 2017, property and equipment consist of:

	Useful Life (Years)	June 30, 2018	December 31, 2017
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(279,055)	(276,369)
		$6,406	$9,092
Assets held for sale:
Furniture and fixtures	1-5	$--	$5,432
Computer equipment	5	--	93,339
Laboratory Equipment	1-5	--	92,351
Freezer equipment	7-15	--	329,526
		--	520,648
Less: accumulated depreciation and amortization		--	(485,496)
		$--	$35,152

For the six months ended June 30, 2018 and 2017, depreciation expense totaled $2,686 and $2,682 respectively for continuing operations and $5,862 and $9,491, respectively for discontinued operations.

For the three months ended June 30, 2018 and 2017, depreciation expense totaled $1,344 and $1,340 respectively for continuing operations and $2,345 and $4,597, respectively for discontinued operations.

Note 5.  Investment and Notes Receivable, Related Parties

At June 30, 2018 and December 31, 2017, notes receivable consist of:

	June 30, 2018	December 31, 2017

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	$505,000	$560,000

Unamortized discount on BioCells note receivable	(126,810)	(140,040)
	$378,190	$419,960

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017 (amount paid in 2017); $55,000 on or before June 1, 2018 (amount paid in June 2018); $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of June 30, 2018, the Purchaser has paid all amounts due for the June 1, 2018 payment, such that the Purchaser is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of June 30, 2018 and December 31, 2017, the receivable has a balance of $378,190 and $419,960, respectively.

Note 7.  Commitments and Contingencies

Appointment of Anthony Snow and Other Compensation Arrangements

On May 16, 2018, the Board of Directors appointed Anthony Snow as the Company’s President and Corporate Secretary. Mr. Snow previously served as the Company’s Interim President and Corporate Secretary.

Consistent with his compensation as Interim President, the Company will continue to pay Mr. Snow $5,000 per month while he serves as President. Mr. Snow will not receive any fees for his continuing service as a director.

On May 16, 2018, the Board also established compensation for non-management directors of $20,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Adrian Pertierra), $3,000 per year for the Chairman of the Compensation Committee (currently Tim McGrath), $5,000 per year for the Chairman of the Audit Committee (currently Adrian Pertierra), and $10,000 per year for the Chairman of the Board (currently David Sandberg). The Board further approved the payment of $100,000 per year to Red Oak Partners LLC (or one of its affiliates) for providing ongoing management, administrative and operational services and assistance to the Company.

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

Effective February 12, 2016 (the “Separation Date”), the Company entered a Mutual Separation Agreement with Mr. Vicente (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Vicente stepped down from his positions as President and as a member of the Board.  Under the Separation Agreement, Mr. Vicente was entitled to receive a severance, payable in equal monthly installments over the twenty-four month period post separation, in an amount equal to all compensation paid by the Company to Mr. Vicente for the 24 months preceding the termination, including salary and bonus received by Mr. Vicente.  Additionally, the Company would pay for the value of his health insurance premiums, in monthly installments, until the earlier of twenty-four months after the Separation Date or until Mr. Vicente or his dependents became eligible for group health insurance coverage through a new employer.  Mr. Vicente was also entitled to payment of his salary through the Separation Date, payment for unused vacation days, payment for any unreimbursed expenses, and a bonus payment for work performed in calendar year 2015, payable within sixty (60) days of the Company completing its fiscal 2015 audit.

Mr. Vicente remained subject to the restrictive covenants contained in the Vicente Employment Agreement, including a covenant not to compete and a non-solicitation provision, and was subject to additional restrictive covenants in the Separation Agreement.

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of June 30, 2018, are as follows:

Rent
to be paid.
2018	$96,076
2019	145,835
Total	$241,911

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the six months ended June 30, 2018 and the year ended December 31, 2017.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2017	4,307,994	0.69	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding June 30, 2018	4,307,994	0.69	1.57
Exercisable June 30, 2018	4,307,994	0.69	1.57

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0-33 — 20.00	4,307,994	1.57	$0.69	4,307,994	$0.69
	4,307,994	1.57	$0.69	4,307,994	$0.69

Note 9.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of June 30, 2018, and December 31, 2017, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2018, and December 31, 2017, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note 10. Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

The Company recognized revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company’s performance obligation to preserve cord blood and/or cord tissue is satisfied when the cord blood and/or cord tissue is cryogenically frozen, which is when the customer has obtained control and is receiving the benefits of the Company’s performance. The Company satisfies its performance obligation to store cord blood and/or cord tissue over time using a time-based input measure of progress that recognizes revenue on a straight-line basis as the customer is receiving a service that is provided continuously over time. The Company allocates the transaction price to each performance obligation using an adjusted market assessment approach. Customers pay upfront for processing and storage fees that are billed annually for each year of storage. Due to the sale of essentially all its assets on May 17, 2018, CBAI ceased to generate revenue from any cord blood and/or cord tissue activities as of divesture date.

Note: 11. Tax Estimates

For the three and six months ended June 30, 2018, income from discontinued operations includes a $2,093,000 expense for estimated federal and state income taxes arising from the sale of essentially all the Company’s assets and we have realized an income tax benefit from continuing operations of $260,000 as a consequence of the utilization of the federal and state net operating losses.

Note: 12. Subsequent Events

Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there is no subsequent events of which should have any material effect on financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

As described under Note 1. Organization and Description of Business - Company Developments – Sale of Assets, the Company completed a sale of substantially all of the assets of the Company.

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

The following information should be read in conjunction with the Company’s June 30, 2018 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of the Business and Discontinued Operations

Prior to the sale of essentially all assets on May 17, 2018 to California Cryobank Stem Cell Services LLC (“FamilyCord”), CBAI primarily facilitated umbilical cord blood and cord tissue stem cell services, with a particular focus on the acquisition of customers in need of family based products and services.

Cord

Services Provided By Cord

Cord’s operations facilitated umbilical cord blood banking and cord tissue services to expectant parents. The Company’s corporate headquarters re-located to Las Vegas, NV from Los Angeles, CA in October 2009. Cord earned revenue through a one-time enrollment and processing fee, and through an annually recurring storage and maintenance fee. Cord facilitated processing and storage of cord blood and cord tissue for new customers through an engagement with a third party laboratory. Cord provided or facilitated the following services to each customer.

●
Collection Materials. A medical kit that contained all of the materials and instructions necessary for collecting the newborn’s umbilical cord blood and cord tissue at birth and packaging the unit for transportation. The kit also provided for collecting a maternal blood sample for infectious disease testing.

●
Physician And Customer Support. 24-hour consulting services to customers as well as to physicians and labor and delivery personnel, provided instruction for the successful collection, packaging, and transportation of the cord blood and cord tissue and maternal blood samples.

●
Transportation. Managed all logistics for transporting the cord blood and cord tissue unit to the Company’s third party facility immediately following birth. This procedure ensured chain-of-custody control during transportation for maximum security.

●
Comprehensive Testing. The cord blood sample was tested by third parties engaged by Cord for stem cell concentration levels and blood type. The maternal samples were tested for infectious diseases. Cord reported results to the newborn’s mother.

●
Cord Blood Storage. After processing and testing, the cord blood and cord tissue unit was cryogenically frozen in a controlled manner and stored in liquid nitrogen for potential future use. For new customers, this process was conducted at a third party laboratory.

Additionally, the Company provided services related to procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.  The Company received a one-time recovery fee per tissue.  Associated services provided by the Company with this offering may have included arranging for transportation, providing collection materials, facilitating information used to determine donor eligibility and arranging for infectious disease testing of the maternal blood.

Results of Operations for the Three-Months Ended June 30, 2018

For the three months ended June 30, 2018, total revenue from discontinued operations decreased to approximately $0.41 million from $0.75 million, a 46% decrease over the same period of 2017.  Revenues are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to discontinued operations from the sale of essentially all the Company’s assets on May 17, 2018. Recurring storage revenue decreased 42% to $0.38 million for the three months ended June 30, 2018, versus $0.66 million for the prior comparative period ended June 30, 2017.

Discontinued operations cost of services as a percentage of revenue increased to 33.6% for the three months ended June 30, 2018 compared to 23.6% in the same period of 2017.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.30 million or 52.9% to approximately $0.27 million for the three months ended June 30, 2018 from the comparable three month period of 2017.

Administrative and selling expenses for the three months ended June 30, 2018 were $0.78 million as compared to $0.44 million for the comparative period of 2017, representing a 78% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net income from continuing operations was $15.36 million for the three month period ended June 30, 2018, as compared to a net loss of $0.42 million for the comparative three month period of 2017.

The Company’s net income from discontinued operations was $0.27 million for the three months ended June 30, 2018, a decrease of $0.30 million from net income from discontinued operations of $0.57 million for the comparative three month period in 2017.

Results of Operations for the Six-Months Ended June 30, 2018

For the six months ended June 30, 2018, total revenue from discontinued operations decreased to approximately $1.11 million from $1.49 million, a 26% decrease over the same period of 2017.  Revenues are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to discontinued operations from the sale of essentially all the Company’s assets on May 17, 2018. Recurring storage revenue decreased 22% to $1.04 million for the six months ended June 30, 2018, versus $1.32 million for the prior comparative period ended June 30, 2017.

Discontinued operations cost of services as a percentage of revenue decreased to 11% for the six months ended June 30, 2018 compared to 23% in the same period of 2017.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.35 million or 30.0% to approximately $0.80 million for the six months ended June 30, 2018 from $1.14 million the comparable six month period of 2017.

Administrative and selling expenses for the six months ended June 30, 2018 were $1.29 million as compared to $0.89 million for the comparative period of 2017, representing a 45% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net income from continuing operations was $14.87 million for the six month period ended June 30, 2018, as compared to a net loss of $0.87 million for the comparative six month period of 2017.

The Company’s net income from discontinued operations was $0.80 million for the six months ended June 30, 2018, a decrease of $0.35 million from net income from discontinued operations of $1.15 million for the comparative six month period in 2017.

Liquidity and Capital Resources

Total assets at June 30, 2018 were $16.96 million, compared to $2.86 million at December 31, 2017. Total liabilities at June 30, 2018 were $0.31 million. At December 31, 2017, total liabilities were $1.87 million consisting primarily of liabilities held for sale of $1.38 million.

At June 30, 2018, the Company had $13.24 million in cash, an increase of $12.17 million from the December 31, 2017 cash balance of $1.07 million. For the six months ended June 30, 2018, cash flow used in operating activities of continuing operations totaled $1.47 million compared to $1.08 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, cash flow generated from discontinued operations totaled $13.59 million compared to $1.16 million for the six months ended June 30, 2017.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs. The Company had and has net income and positive cash flow, primarily from the discontinued operations, for the years ended December 31, 2016 and December 31, 2017. The Company believes it has sufficient cash on hand from the sale of substantially all its assets to meet the Company’s obligations over the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2018. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors for the three months ended June 30, 2018 except as set forth below.

No Dividends or Distributions have been declared by our Board of Directors and there can be no assurance as to the amount or timing of any such dividend or distribution. CBAI presently estimates it will distribute a portion of the sale proceeds to its shareholders beginning in 2019. However, no distribution has been declared by the Board of Directors and the initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, indemnification obligations under the Purchase Agreement with Family Cord, operating expenses and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price that the Company received from the Purchase Agreement with Family Cord. Accordingly, there can be no assurance as to the amount or timing of any dividend or distribution.

Restrictions on the transfer of our common stock could inhibit certain transactions that may be beneficial to shareholders. In order to preserve our tax benefit carryforwards, our Certificate of Incorporation generally prohibits the transfer of our common stock and other corporate securities if such a transfer would result in (i) a party having an ownership interest of 4.9% or greater in the Company or (ii) an increased ownership interest of a party that already has an ownership interest of 4.9% or greater in the Company. This restriction could inhibit or prevent certain transactions that would otherwise be beneficial to stockholders.

We may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), requires companies to register as an investment company if they are engaged primarily in the business of investing, reinvesting, owning, holding, or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. Depending on our future activities and operations, we may become subject to the Investment Company Act. Although the Investment Company Act provides certain exemptions, we may not qualify for any of these exemptions. If we are deemed to be an investment company we may be subject to certain restrictions that may make it difficult for us to complete business combinations, including restrictions on the nature of and custodial requirements for holding our investments and restrictions on our issuance of securities, which we may use as consideration in a business combination. In addition, if we are deemed to be an investing company we may have imposed upon us additional burdensome requirements, including the following:

●             having to register as an investment company;

●             adopting a specific form of corporate structure; and

●             having to comply with certain reporting, record keeping, voting, proxy, and disclosure requirements.

Such additional requirements would require us to incur additional costs and have an adverse effect on our results of operations and our ability to effectively carry out our business plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10Q:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Cord Blood America, Inc. (1)
3.1(i)	Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (1)
3.1(ii)	Articles of Amendment to Articles of Incorporation (2)
3.1(iii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (3)
3.1(iv)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(v)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (4)
3.1(vi)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (5)
3.1 (vii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (6)
3.1 (viii)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (7)
3.1 (ix)	Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (8)
3.1 (x)	Articles of Amendment to the Articles of Incorporation of CBA Florida, Inc. (9)
3.2(i)	Amended and Restated Bylaws of Cord Blood America, Inc. (1)
3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (7)
31.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to Registration Statement on Form 10-SB filed on May 6, 2004
(2) Filed as an exhibit to Current Report on Form 8-K filed on August 29, 2008
(3) Filed as an exhibit to the Current Report on Form 8-K filed on March 31, 2009
(4) Filed as an exhibit to Current Report on Form 10Q filed on May 23, 2011
(5) Filed as an exhibit to Current Report on Form S-8 filed on June 3, 2011
(6) Filed as an exhibit to the Current Report on Form 8-K filed on August 10, 2015
(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018
(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018
(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018
(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2018.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)