Form 10-Q
period 2018-09-30
CBA Florida, Inc.
filed 2018-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of November 14, 2018, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017

Current assets:
Cash	$12,043,572	$1,069,917
Accounts receivable, net of allowance for doubtful accounts of $26,429 and $26,429, respectively	271,015	61,698
Receivable – BioCells net of discount of $120,403 and $140,040 respectively current portion	384,597	28,956
Prepaid expenses	26,528	146,478
Assets held for sale	--	1,130,032
Total current assets	12,725,712	2,437,081

Cash held in escrow	3,002,429	--
Property and equipment, net of accumulated depreciation and amortization of $280,397 and $276,369, respectively	5,066	9,092
Other Assets	35,114	19,292
Receivable - BioCells net of discount of $0.00 and $0.00, respectively - long term portion	--	391,004
Total assets	$15,768,321	$2,856,469

Liabilities and Stockholders’ equity:
Accounts payable	$67,377	$371,169
Income tax payable	868,686	--
Accrued expenses	116,909	93,233
Severance payable	--	26,764
Liabilities held for sale	--	1,381,215
Total current liabilities	1,052,972	1,872,381

Total liabilities	1,052,972	1,872,381

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(38,766,535)	(52,497,796)
Total stockholders’ equity	14,715,349	984,088
Total liabilities and stockholders' equity	$15,768,321	$2,856,469

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30,	September 30,
	2018	2017
Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(1,489,038)	(1,130,447)
Loss from operations	(1,489,038)	(1,130,447)

Interest expense and change in derivative liability	--	55,243
Other income	46,783	20,719
Loss from continuing operations before income taxes	(1,442,255)	(1,054,485)
Income tax benefit	268,314	--
Net loss from continuing operations	(1,173,941)	(1,033,766)
Net income from discontinued operations, net of tax	14,905,202	1,503,450
Net income	13,731,261	448,965

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$0.01	$0.00
Diluted earnings from discontinued operations per share	$0.01	$0.00

Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

	Three-Month Period Ended	Three-Month Period Ended
	September 30,	September 30,
	2018	2017

Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(297,424)	(342,354)
Loss from operations	(297,424)	(342,354)

Interest expense and change in derivative liability	--	(275)
Other income	33,553	6,823
Loss from continuing operations before income taxes	(263,871)	(335,806)
Income tax benefit	8,314	--
Net loss from continuing operations	(255,557)	(335,806)
Net income from discontinued operations, net of tax	162,014	513,096
Net income	(93,543)	177,290

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$0.01	$0.00
Diluted earnings from discontinued operations per share	$0.01	$0.00

Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,427,513)	$(1,054,484)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan discount	--	(56,568)
Amortization of loan receivable discount	(19,637)	(20,719)
Depreciation and amortization	4,026	4,026
Change in value of derivative liability	--	(109,731)
Bad debt	16,197	56,120
Net change in operating assets and liabilities
Changes in accounts receivable	(225,514)	14,927
Changes in prepaid	119,950	112,812
Changes in other assets	(15,822)	--
Change in escrow receivable	(2,429)	--
Changes in accounts payable	(303,792)	(41,307)
Changes in accrued expenses	23,676	(49,313)
Changes in severance payable	(26,764)	(120,447)
Changes in deferred income taxes	(1,226,314)	--
Changes in accrued interest	--	(204,494)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(3,083,936)	(1,469,178)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Payment from loan receivable - BioCells	55,000	55,000
NET CASH PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	55,000	55,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	--	(300,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(300,000)
Change in cash – continuing operations	(3,028,936)	(1,714,178)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	1,502,591	1,747,503
Net Cash provided by investing activities	12,500,000	--
Net Cash provided by financing activities	--	--
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	14,002,591	1,747,503

NET INCREASE IN CASH	10,973,655	33,325

Cash balance at beginning of period	$1,069,917	$926,209
Cash balance at end of period	$12,043,572	$959,534

Cash Paid For
Interest	$--	$--
Taxes	$--	$--

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

Note 1.  Organization and Description of Business

Overview

CBA Florida, Inc. ("CBAI" or the “Company”), formerly known as Cord Blood America, Inc., was incorporated in the State of Florida on October 12, 1999. CBAI's wholly-owned subsidiaries include CBA Partners, Inc. which was formerly Cord Partners, Inc., CBA Companies Inc. which was formerly CorCell Companies, Inc., and CBA Sub Ltd. which was formerly CorCell, Ltd., (CBA Partners, Inc., CBA Companies Inc. and CBA Sub Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  As further described below, on May 17, 2018, CBAI completed a sale of essentially all of the assets of the Company and its wholly-owned subsidiaries. Prior to the sale of essentially all of the assets and related liabilities, CBAI and its subsidiaries had engaged in the following business activities:

●
CBAI and Cord specialized in providing private cord blood and cord tissue stem cell services. Additionally, the Company was in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic based products.

●	Properties was formed to hold corporate trademarks and other intellectual property.

Company Developments – Sale of Assets

On February 7, 2018, the Company announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”). The sale of essentially all the Company assets occurred on May 17, 2018.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $16,197 and $56,120 in bad debt expense during the nine months ended September 30, 2018 and 2017, respectively.

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

Inventory (related to cord blood and cord tissue stem cell storage business)

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

The Company has classified the CBCTS assets and liabilities as held-for-sale as of December 31, 2017 in the accompanying Condensed Consolidated Balance Sheets and has classified the CBCTS operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of operations for all periods presented. Previously, CBCTS represented the sole operations of the Company.

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

Additionally, the operating results and cash flows related to assets sold on May 17, 2018 are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017.

The following is summary of aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
ASSETS
Inventory	$--	$45,762
Property and equipment, net of accumulated depreciation	--	35,152
Customer contracts and relationships, net of accumulated amortization	--	1,049,118
Total assets	$--	$1,130,032

LIABILITIES

Deferred revenue	$--	$1,381,215
Total liabilities	$--	$1,381,215

Income From Discontinued Operations

The sale of the majority of the assets and liabilities related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the nine months ended September 30, 2018 and 2017:

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2018	September 30, 2017
Revenue	$1,108,381	$2,240,069
Cost of services	(418,107)	(509,166)
Gross profit	690,274	1,730,903
Depreciation and amortization	(99,231)	(227,453)
Income from Discontinued Operations	591,043	1,503,450
FamilyCord reimbursement	435,922	--
Gain on sale of assets	15,973,537	--
Income from discontinued operations before taxes	17,000,502	1,503,450
Income taxes	(2,095,300)	--
Net income from discontinued operations	14,905,202	1,503,450

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the nine months ended September 30, 2018 and September 30, 2017:

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2018	September 30, 2017
Cash provided by discontinued operations	$1,087,004	$1,482,731
Cash provided by investing activities of discontinued operations	$12,500,000	$--

The following is a summary of the results of operations related to the assets held for sale for the three months ended September 30, 2018 and 2017:

	Three-Month Period Ended	Three-Month Period Ended
	September 30, 2018	September 30, 2017
Revenue	$--	$747,735
Cost of services	(109,131)	(162,236)
Gross profit	(109,131)	585,499
Depreciation and amortization	--	(72,403)
Income from Discontinued Operations	(109,131)	513,096
FamilyCord reimbursement	271,445	--
Gain on sale of assets	--	--
Income from discontinued operations before taxes	162,314	513,096
Income taxes	(300)	--
Net income from discontinued operations	162,014	513,096

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the three months ended September 30, 2018 and September 30, 2017:

	Three-Month Period Ended	Three-Month Period Ended
	September 30, 2018	September 30, 2017
Cash provided by discontinued operations	$--	$324,436
Cash provided by investing activities of discontinued operations	$--	$--

Note 4. Property and Equipment

At September 30, 2018 and December 31, 2017, property and equipment consist of:

	Useful Life (Years)	September 30, 2018	December 31, 2017
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(280,395)	(276,369)
		$5,066	$9,092
Assets held for sale:
Furniture and fixtures	1-5	$--	$5,432
Computer equipment	5	--	93,339
Laboratory Equipment	1-5	--	92,351
Freezer equipment	7-15	--	329,526
		--	520,648
Less: accumulated depreciation and amortization		--	(485,496)
		$--	$35,152

For the nine months ended September 30, 2018 and 2017, depreciation expense totaled $4,026 and $4,026 respectively for continuing operations and $5,862 and $13,497, respectively for discontinued operations.

For the three months ended September 30, 2018 and 2017, depreciation expense totaled $1,342 and $1,342 respectively for continuing operations and $0 and $4,006, respectively for discontinued operations.

Note 5.  Investment and Notes Receivable, Related Parties

At September 30, 2018 and December 31, 2017, notes receivable consist of:

	September 30, 2018	December 31, 2017

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	$505,000	$560,000

Unamortized discount on BioCells note receivable	(120,403)	(140,040)
	$384,597	$419,960

Under the Agreement with the Purchaser of BioCells, BioCells is to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017 (amount paid in 2017); $55,000 on or before June 1, 2018 (amount paid in June 2018); $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025. As of September 30, 2018, the Purchaser has paid all amounts due for the June 1, 2018 payment, such that the Purchaser is current with payments due under the Agreement. This loan receivable is secured, non-interest bearing, and subject to a 6% discount rate. As of September 30, 2018 and December 31, 2017, the receivable has a balance of $384,597 and $419,960, respectively.

As further described in the Subsequent Events section below, on October 31, 2018, the Company entered into a settlement agreement whereby Diego Rissola agreed to make a one-time payment of $295,000 to the Company to settle and all remaining payments and obligations due under the Agreement with the Purchaser. The settlement payment was received by the Company on November 6, 2018 and constitutes a full and final satisfaction of outstanding obligations.

Note 6.  Commitments and Contingencies

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

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of September 30, 2018, are as follows:

Rent
to be paid.
2018	$48,612
2019	145,835
Total	$194,447

As further described in the Subsequent Events section below, on October 25, 2018, the Company entered into a sublease agreement (“Sublease”) with a subleasee (“Subleasee”). The Sublease, approved by the Landlord on October 26, 2018, includes essentially the same terms as lease payment obligations included in the First Amendment to Lease between the Company and the Landlord.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the six months ended September 30, 2018 and the year ended December 31, 2017.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2017	4,307,994	0.69	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding September 30, 2018	4,307,994	0.69	1.31
Exercisable September 30, 2018	4,307,994	0.69	1.31

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0-33 — 20.00	4,307,994	1.31	$0.69	4,307,994	$0.69
	4,307,994	1.31	$0.69	4,307,994	$0.69

Note 8.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of September 30, 2018, and December 31, 2017, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of September 30, 2018, and December 31, 2017, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note 9. Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

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

Note: 10. Tax Estimates and Tax Expense

For the three and nine months ended September 30, 2018, income from discontinued operations includes a $2,095,000 expense for estimated federal and state income taxes arising from the sale of essentially all the Company’s assets and we have realized an income tax benefit from continuing operations of $309,432 as a consequence of the utilization of the federal and state net operating losses.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the three and nine months ended September 30, 2018, the Company accrued an income tax expense of $41,118 for tax penalties and related interest imposed by the Internal Revenue Service. The penalties cover tax years 2012 through 2014, and are due to the late filing of Company tax returns.

Note: 11. Subsequent Events

On October 25, 2018, the Company entered into a Sublease with a Subleasee for its offices at 1857 Helm Drive, Las Vegas, Nevada. The Sublease was approved by the Landlord on October 26, 2018 and includes essentially the same terms as lease payment obligations included in the First Amendment to Lease between the Company and the Landlord. Lease payments will cover the period commencing the second half of October 2018 through September 30, 2019, the end of the remaining term existing on the First Amendment to Lease.

On October 31, 2018, the Company entered into a settlement agreement whereby Diego Rissola agreed to make a one-time payment of $295,000 to the Company to settle any and all remaining payments and obligations due under the Agreement with the Purchaser. The settlement payment was received by the company on November 06, 2019 and constitutes a full and final satisfaction of outstanding obligations.

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

The following information should be read in conjunction with the Company’s September 30, 2018 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations for the Three-Months Ended September 30, 2018

For the three months ended September 30, 2018, the Company had no revenue from discontinued operations, versus $0.75 million the same period of 2017.  Revenues are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all the Company assets on May 17, 2018. The Company had no recurring storage revenue for the three months ended September 30, 2018, versus $0.99 million for the prior comparative period ended September 30, 2017.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the three months ended September 30, 2018 compared to 22.3% in the same period of 2017.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.69 million to a loss of approximately $0.11 million for the three months ended September 30, 2018 from the comparable three month period of 2017.

Administrative and selling expenses for the three months ended September 30, 2018 were $0.30 million as compared to $0.34 million for the comparative period of 2017, representing a 13% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.30 million for the three month period ended September 30, 2018, as compared to a net loss of $0.34 million for the comparative three month period of 2017.

The Company’s net income from discontinued operations was $0.16 million for the three months ended September 30, 2018, a decrease of $0.35 million from net income from discontinued operations of $0.51 million for the comparative three month period in 2017.

Results of Operations for the Nine-Months Ended September 30, 2018

For the nine months ended September 30, 2018, total revenue from discontinued operations decreased to approximately $1.11 million from $2.22 million, a 51% decrease over the same period of 2017.  Revenues are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all of the Company’s assets on May 17, 2018. Recurring storage revenue decreased 48% to $1.04 million for the nine months ended September 30, 2018, versus $1.99 million for the prior comparative period ended September 30, 2017.

Discontinued operations cost of services as a percentage of revenue increased to 38% for the nine months ended September 30, 2018 compared to 23% in the same period of 2017.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. Gross profit decreased by approximately $0.48 million or 32% to approximately $1.03 million for the nine months ended September 30, 2018 from $1.50 million the comparable nine month period of 2017.

Administrative and selling expenses for the nine months ended September 30, 2018 were $1.49 million as compared to $1.11 million for the comparative period of 2017, representing a 32% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $1.49 million for the nine month period ended September 30, 2018, as compared to a net loss of $1.11 million for the comparative nine month period of 2017.

The Company’s net income from discontinued operations was $14.91 million for the nine months ended September 30, 2018 and included gains from a sale of essentially all of the Company’s assets to FamilyCord, an increase of $13.40 million from net income from discontinued operations of $1.50 million for the comparative nine month period in 2017.

Liquidity and Capital Resources

Total assets at September 30, 2018 were $15.77 million, compared to $2.86 million at December 31, 2017. Total liabilities at September 30, 2018 were $1.05 million. At December 31, 2017, total liabilities were $1.87 million consisting primarily of liabilities held for sale of $1.38 million.

At September 30, 2018, the Company had $12.04 million in cash, an increase of $10.97 million from the December 31, 2017 cash balance of $1.07 million. For the nine months ended September 30, 2018, cash flow used in operating activities of continuing operations totaled $3.08 million compared to $1.47 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, cash flow generated from discontinued operations totaled $14.00 million compared to $1.75 million for the nine months ended September 30, 2017.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2018. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors for the three months ended September 30, 2018 except as set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended September 30, 2018.

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

(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018

(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018

(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2018.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)