Form 10-K
period 2018-12-31
CBA Florida, Inc.
filed 2019-04-01
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K
(MARK ONE)

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50746

CBA FLORIDA, Inc.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2018 based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $6.87 million. The registrant has no outstanding non-voting common equity.

The Registrant had 1,272,066,146 shares of its common stock outstanding as of April 1, 2019, and no shares of its preferred stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

CBA FLORIDA, INC.
2018 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Some of the information contained in this Annual Report may include forward-looking statements. CBA Florida, Inc. (the “Company”) bases these forward-looking statements on its current views with respect to its research and development activities, business strategy, business plan, financial performance and other matters, both with respect to the Company, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

PART I
ITEM 1. BUSINESS

Overview

CBA Florida, Inc. ("CBAI" or the “Company”), formerly known as Cord Blood America, Inc., was incorporated in the State of Florida on October 12, 1999 as D&A Lending, Inc. CBAI's wholly-owned subsidiaries include CBA Partners, Inc. which was formerly Cord Partners, Inc., CBA Companies Inc. which was formerly CorCell Companies, Inc., and CBA Sub Ltd. which was formerly CorCell, Ltd., (CBA Partners, Inc., CBA Companies Inc. and CBA Sub Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  As further described below, on May 17, 2018, CBAI completed a sale of substantially all of the assets of the Company and its wholly-owned subsidiaries. Prior to the sale of substantially all of the assets, CBAI and its subsidiaries had engaged in the following business activities:

●
CBAI and Cord specialized in providing private cord blood and cord tissue stem cell services. Additionally, the Company was in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic products.

●	Properties was formed to hold corporate trademarks and other intellectual property.

Material Reclassification, Merger, Consolidation, or Purchase or Sale of Significant Assets

Sale of Assets to California Cryobank Stem Cell Services LLC

See below.

BioCells Acquisition and Subsequent Sale

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“BioCells”), providing for the Company’s acquisition of 50.004% of the outstanding shares of BioCells (the “Shares).

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola (Purchaser), who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.

Under the Agreement, the Purchaser was obligated to pay the total amount of $705,000, as follows:

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

On October 31, 2018, the Company entered into a settlement agreement with the Purchaser whereby the Purchaser agreed to make a one-time payment of $295,000 to the Company to settle all remaining payments and obligations due under the Agreement. The Company received the settlement payment on November 6, 2019, and wrote off the remaining unpaid receivable of $89,609 remaining under the terms of the Agreement.

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

Employees

As of December 31, 2018, the Company has two full-time employees. This includes the Company’s President and principal accounting officer.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cbafloridainc.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, (both XBRL compliant), current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.

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

CBAI presently estimates it will distribute a portion of the proceeds of the sale of substantially all of its assets to its shareholders in 2019. However, no distribution has been declared by the Board of Directors and the initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, indemnification obligations under the Purchase Agreement with FamilyCord, operating expenses and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price that the Company received under the Purchase Agreement with FamilyCord. Accordingly, there can be no assurance as to the amount or timing of any dividend or distribution.

The Company May Be Liable For Services Previously Provided To Its Past Customers.

While the Company sold substantially all of its assets and has effectively discontinued operations, it remains liable for any claims which may arise in connection with services provided to customers prior to the sale of substantially all of its assets. We are unable to predict whether such claims will arise or, if they do, the size of such claims. In the event that we are unable to defend the Company against such claims, or if the costs of defending such claims are significant, we could incur significant losses, which could adversely affect our financial position and results.

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

We May Be Deemed An Investment Company Which Could Impose On Us Burdensome Compliance Requirements And Restrict Our Activities.

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

Cyber Attacks And Breaches Could Cause Operational Disruptions, Fraud Or Theft of Sensitive Information.

Aspects of our remaining operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc. Although we have taken measures to protect our technology systems and infrastructure, including employee education programs regarding cybersecurity, a breach of the security surrounding these functions could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

The Company’s Information Systems Are Critical To Its Business And A Failure Of Those Systems Could Materially Harm the Company.

The Company depends on its ability to store, retrieve, process and manage a significant amount of information. If the Company’s information systems fail to perform as expected, or if the Company suffers an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on its business.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Its Operations.

The Company’s success largely depends on the efforts and abilities of its management team. The loss of their services could materially harm the Company’s business because of the cost and time necessary to find a successor. Such a loss would also divert management’s attention away from operational issues. The Company does not presently maintain key-man life insurance policies on its executive officer. The Company also has other key employees who manage its operations, and if the Company were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract sufficient appropriate staff.

Trading Of The Company Stock May Be Restricted By The Securities Exchange Commission’s Penny Stock Regulations, Which May Limit A Stockholder’s Ability To Buy And Sell The Company Stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. CBAI securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade Company securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of its common stock.

We Will Continue To Incur Expenses That Will Reduce Any Amounts Available For Distribution To Our Stockholders.

As a result of the sale of substantially all our assets to FamilyCord, we have no material operations and no material sources of revenue. Claims, liabilities and expenses from operations, such as limited operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and offices expenses will continue to be incurred by us as we wind down. We cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to our stockholders.

We Will Continue To Incur The Expense Of Complying With Public Company Reporting Requirements Following The Sale Of Substantially All Of Our Assets.

After the sale of substantially all our assets to FamilyCord, we continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

Following The Closing Of The Sale Of Substantially All Our Assets, We Became A “Shell Company” Under The Federal Securities Laws.

As a result of the sale of substantially all our assets, we no longer have an operating business, and accordingly, after the closing of the sale of substantially all our assets, we became a shell company as defined by Rule 405 of the Securities Act and Exchange Act Rule 12b-2. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we are a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We do not currently anticipate the acquisition of any assets, but to the extent that we were to acquire any assets in the future, we would be required to file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

To assist the SEC in the identification of shell companies, we are required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we are a shell company.

Under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144. The inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Form S-8 might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

We Have Identified Significant Deficiencies In Our Internal Control Over Financial Reporting, And We Cannot Assure You That Additional Significant Deficiencies Will Not Occur In The Future. If Our Internal Control Over Financial Reporting Or Our Disclosure Controls And Procedures Are Not Effective, We May Not Be Able To Accurately Report Our Financial Results, Which May Cause Investors To Lose Confidence In Our Reported Financial Information And May Lead To A Decline In Our Stock Price.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Executive Officers, Directors And 10% Stockholders Have Significant Voting Power And May Vote Their Shares In A Manner That Is Not In The Best Interest Of Other Stockholders.

Our executive officers, directors and 10% stockholders control approximately 42% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

On October 25, 2018, the Company entered into a sublease agreement (“Sublease”) for its offices at 1857 Helm Drive, Las Vegas, Nevada. The Sublease was approved by the landlord on October 26, 2018 and includes essentially the same terms as the lease payment obligations included in the Company’s First Amendment to Lease between the Company and the landlord. Lease payments for the period from mid-October 2018 through September 30, 2019, the end of the remaining term under the First Amendment to Lease amount to $194,447.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

 (b) Holders. As of March 20, 2019, the Company’s common stock was held by approximately 658 shareholders of record. The Company’s transfer agent is Issuer Direct Corporation, with offices at 500 Perimeter Park Drive, Morrisville, NC 27560, phone number (877) 481-4014. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends and Distributions. The Company has never declared or paid a cash dividend. CBAI presently anticipates it will distribute a portion of the sale proceeds to its shareholders in 2019. However, no distribution has been declared by Company’s board of directors. The initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, operating expenses, indemnification obligations under the Purchase Agreement and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2018, under which its common stock is authorized for issuance.

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

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As described under Item 1. Company Developments, on February 7, 2018, the Company announced that it entered into the Purchase Agreement withFamilyCord. The completion of the sale of substantially all of the Company’s assets occurred on May 17, 2018.

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

Prior to the sale of substantially all of the Company’s assets, the Company and its subsidiaries engaged in the following business activities:

●
CBAI and Cord specialized in providing private cord blood and cord tissue stem cell services. Additionally, the Company was in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic products.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have any material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

Cord recognized revenue from both enrollment fees and processing fees upon the completion of processing while revenue from storage fees were recognized ratably over the contractual storage period.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2017 and 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, the Company's total revenue from discontinued operations decreased to $1.11 million from $2.99 million over the same period of 2017, a decrease of 63%. Revenues from discontinued operations are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue). Recurring storage revenue decreased approximately 61% to $1.04 million for the year ended December 31, 2018, versus $2.65 million for the prior comparative year ended December 31, 2017.

Discontinued operations cost of services as a percentage of revenue increased to 43% for the year ended December 31, 2018 compared to 23% in the same period of 2017. The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses.  Gross profit decreased by approximately $1.05 million or 52% to approximately $0.97 million for the year ended December 31, 2018 from $2.02 million the comparable period of 2017.

Administrative and selling expenses for the year ended December 31, 2018 were $3.88 million as compared to $1.70 million for the comparative period of 2017, representing a 128% increase. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company's net loss from continuing operations was $3.77 million for the year ended December 31, 2018, an increase of $2.16 million from a net loss from continuing operations of $1.62 million for the year ended December 31, 2017.

The Company’s net income from discontinued operations was $16.23 million for the year ended December 31, 2018 and included gains from a sale of essentially all of the Company’s assets to FamilyCord, an increase of $14.21 million from net income from discontinued operations of $2.02 million for the year ended 2017.

Liquidity, Financial Position and Capital Resources

Total assets at December 31, 2018 were $15.57 million, compared to $2.86 million at December 31, 2017. Total liabilities at December 31, 2018 were $1.41 million consisting primarily of sales and income tax payable of $1.24 million. At December 31, 2017, total liabilities were $1.87 million consisting primarily of liabilities held for sale of $1.38 million.

At December 31, 2018, the Company had $12.41 million in cash, an increase of $11.34 million from the December 31, 2017 cash balance of $1.07 million. For the year ended December 31, 2018, cash flow used in operating activities of continuing operations totaled $4.80 million compared to $1.89 million for the year ended December 31, 2017. At December 31, 2018, the Company had $3.00 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. For the year ended December 31, 2018, cash flow generated from discontinued operations totaled $15.79 million compared to $2.28 million for the year ended 2017.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs. The Company had and has net income and positive cash flow, primarily from the discontinued operations, for the years ended December 31, 2017 and December 31, 2018. The Company believes it has sufficient cash on hand from the sale of substantially all its assets to meet the Company’s obligations over the next 12 months.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There has been no impact as a result of adopting this ASU on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018, and there was no impact as a result of adopting this ASU on our financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on our financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and notes thereto as of December 31, 2018 and December 31, 2017, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-21 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2018. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The deficiency in the Company’s disclosure controls and procedures is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. As the Company has effectively discontinued operations, it believes the risk of the foregoing deficiency to be significantly reduced as the Company’s accounting needs have become much more limited.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2018, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2018.

The deficiency in the Company's internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. As the Company has effectively discontinued operations, it believes the risk of the foregoing deficiency to be significantly reduced as the Company’s accounting needs have become much more limited.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of the Company’s executive officers and directors. The Company’s Board of Directors elects the Company’s officers, and their terms of office are at the discretion of the Board of Directors, except to the extent governed by an employment contract.

The Company's directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Timothy McGrath	54	Director
David Sandberg	46	Chairman and Director
Anthony Snow	43	President, Corporate Secretary, Director
Adrian Pertierra	47	Director

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

Anthony Snow has been a Director of the Company since April 2015 and currently serves as President and Corporate Secretary.  He is a Managing Director at Red Oak Partners. Prior to joining Red Oak, Mr. Snow worked at Soros Fund Management where he was part of a two person team that managed a $250 million global long/short equity portfolio. Prior to Soros, Mr. Snow focused on investments in global equities at both Ardea Capital Management, as part of the founding team, and Wyper Capital Management. Previously, Mr. Snow was employed at Lindsay Goldberg, a private equity firm, where he focused on leveraged buyouts. Mr. Snow began his career at Merrill Lynch & Co. as an Analyst in the Mergers & Acquisitions group. He received a B.B.A. with high distinction from the University of Michigan, concentrating in finance and accounting, and an M.B.A. from Harvard Business School.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that Company Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, Directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To the Company’s knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

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

All shareholder nominating recommendations must be in writing, addressed to the Nominating & Governance Committee in care of the Company’s General Counsel, CBA Florida, Inc., 1857 Helm Drive, Las Vegas, NV, 89119.  Submissions must be made by mail, courier or personal delivery. E-mailed submissions will not be considered. If a recommendation is submitted by a group of two or more shareholders, the information regarding recommending shareholders must be submitted with respect to each shareholder in the group. Acceptance of a recommendation for consideration does not imply that the Nominating & Governance Committee will nominate the recommended candidate.  In addition to proposing nominees for consideration to the Nominating & Governance Committee, shareholders may also directly propose nominees for consideration at an annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the Executive Officers as a group for services rendered to the Company in all capacities during the 2018 and 2017 fiscal years as shown in the following table.

Overview

The following is a discussion of the Company’s program for compensating its named executive officers, which included only Mr. Snow as of December 31, 2018 and Mr. Snow and Mr. Morgan in 2017 (the “Named Executive Officers”), and the Company’s directors.

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

Elements of Compensation

The Company’s compensation program for its Named Executive Officers consists primarily of base salary. There is no retirement plan, long-term incentive plan or other such plans. The base salary provided is intended to equitably compensate the Named Executive Officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

The Company’s Named Executive Officers receive base salaries commensurate with their roles and responsibilities, while considering the financial condition of the Company. Base salaries and subsequent adjustments, if any, are to be reviewed and approved by the Company’s Board of Directors, with the advice of the Compensation Committee, annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to the Company’s Named Executive Officers in 2018 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

The Company previously provided equity awards as a component of compensation. No such awards were provided in 2018.

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

The following table sets forth the compensation paid to the Company’s President and former Interim President for each of its last two completed fiscal years. No other officer received compensation greater than $100,000 for 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Anthony Snow	2018	60,000	0	0	0	60,0000
President and Corporate Secretary	2017	25,000	0	0	0	25,000

Stephen Morgan
Former Interim President, Corporate Secretary, and General Counsel	2017	84,528	7,500	0	0	92,028

Outstanding Equity Awards at Fiscal Year End.

Neither Mr. Morgan nor Mr. Snow held any equity awards as of December 31, 2018.

COMPENSATION OF DIRECTORS AND DIRECTOR AFFILIATES

Director Compensation for year ending December 31, 2018

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy McGrath	$16,336	$0	0	0	0	0	$16,336
The Red Oak Fund LP	$41,876	$0	0	0	0	0	$41,876
The Red Oak Long Fund LP	$19,450	$0	0	0	0	0	$19,450
Pinnacle Opportunities Fund LP	$35,924	$0	0	0	0	0	$35,924

On May 16, 2018, the Board of Directors established compensation for non-management directors of $20,000 per year, plus $1,000 per year for the Chairman of the Nominating & Governance Committee (currently Mr. Pertierra), $3,000 per year for the Chairman of the Compensation Committee (currently Mr. McGrath), $5,000 per year for the Chairman of the Audit Committee (currently Mr. Pertierra), and $10,000 per year for the Chairman of the Board (currently Mr. Sandberg). The Board of Directors further approved the payment of $100,000 per year to Red Oak Partners LLC (or one of its affiliates) for providing ongoing management, administrative and operational services and assistance to the Company. Mr. Sandberg and Mr. Pertierra are a managing member and senior officer, respectively, at Red Oak Partners LLC. All fees payable to Mr. Sandberg, Mr. Pertierra and Red Oak Partners LLC are paid directly their affiliates: The Red Oak, LP, The Red Oak Long Fund, LP, and Pinnacle Opportunities LP.

Compensation Committee Interlocks and Insider Participation

Mr. McGrath, Mr. Sandberg, and Mr. Pertierra are the current members of the Compensation Committee.
During the fiscal year ended December 31, 2018, none of the Company’s Executive Officers served on the Board of Directors of any third party entities whose directors or officers serve on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 1, 2019, except as otherwise noted, with respect to the beneficial ownership of the Company’s common stock and is based on 1,272,066,146 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;

●	Each director and prospective director of the Company; and

●	The Company’s President and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Approximate Percent of Class (%)

Common	Cryo-Cell International, Inc. (1)	154,537,770	12.1%
	700 Brooker Creek Boulevard, Suite 1800
	Oldsmar, Florida 34677

Common	Red Oak Partners, LLC (2)	381,052,632	30.0%
	150 E Palmetto Park Road Suite 800
	Boca Raton, Florida 33432

Title Of Class	Name And Address Of Beneficial Owner (3)	Amount And Nature Of Beneficial Ownership		Approximate Percent of Class (%)
Common	Timothy G. McGrath, Director	90,669		*	%
Common	David Sandberg, Chairman of the Board	381,052,632	(2)	30.0%
Common	Anthony Snow, Director	0		*	%
Common	Adrian Pertierra, Director	0		*	%
Common	All above executive officers and directors as a group (4 persons)	381,143,301		30.1%

*	Less than 1% of the outstanding common stock.

(1)
The amount shown and the following information is derived from a Form 4 filed by Cryo-Cell International, Inc., along with David I. Portnoy, Mark L. Portnoy and George Gaines, all of whom are affiliates of Cryo-Cell International, Inc., reporting beneficial ownership as a group as of August 7, 2018.

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

(3)
Except as noted above, the address for the above identified officers and directors of the Company is c/o CBA Florida, Inc., Helm Drive, Las Vegas, NV, 89119. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 1,272,066,146 shares of common stock outstanding on April 1, 2019. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

All of the directors, other than Mr. Snow, are “independent” as defined in the applicable listing standards of The NASDAQ Stock Market LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP (“RBSM”), for each of our last two fiscal years for the categories of services indicated:

	RBSM December 31, 2018	RBSM December 31, 2017
Audit Fees	$39,350	$92,420
Audit Related Fees	-	-
Tax Fees	15,000	12,700
All Other Fees	16,438	1,000
	$70,788	$106,120

RBSM did perform non-audit services for the Company totaling $16,438 in the year ended December 31, 2018.

During the years ended December 31, 2018 and 2017, RBSM billed the Company for $70,788 and $106,120, respectively.

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
2.1
Asset Purchase Agreement by and between California Cryobank Stem Cell Services LLC and Cord Blood America, Inc., dated February 6, 2018 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company dated February 8, 2018)

3.1(i)
Amended and Restated Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.0 to the Company’s Registration Statement on Form 10-SB filed with the SEC on May 6, 2004 and incorporated herein by reference)

3.1(ii)	Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2008 and incorporated herein by reference)
3.1(iii)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2009 and incorporated herein by reference)

3.1(iv)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.1(IV) to the Company’s Quarterly Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference)

3.1(v)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.1(V) to the Company’s Quarterly Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference)

3.1(vi)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2012 and incorporated herein by reference)

3.1(vii)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.(i) to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015 and incorporated herein by reference)

3.1(viii)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018 and incorporated herein by reference)

3.1(ix)
Articles of Amendment to the Articles of Incorporation of Cord Blood America, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018 and incorporated herein by reference)

3.1(x)
Articles of Amendment to the Articles of Incorporation of CBA Florida, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2018 and incorporated herein by reference)

3.1(xi)
Articles of Amendment to the Articles of Incorporation of CBA Florida, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2018 and incorporated herein by reference)

3.2(i)
Amended and Restated Bylaws of Cord Blood America, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed with the SEC on May 6, 2004 and incorporated herein by reference)

3.2(ii)	Second Amended and Restated Bylaws of Cord Blood America, Inc. (filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015 and incorporated herein by reference)

4.1
Form of Common Stock Share Certificate of Cord Blood America, Inc. (filed as Exhibit 4.0 to the Company’s Registration Statement on Form 10-SB filed with the SEC on May 6, 2004 and incorporated herein by reference)

4.2
Tax Benefits Preservation Plan, dated as of April 25, 2018, by and between Cord Blood America, Inc. and Issuer Direct Corporation, as rights agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018 and incorporated herein by reference)

10.1	2011 Flexible Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 3, 2011 and incorporated herein by reference)
10.2
Voting Agreement, dated February 6, 2018, by and among California Cryobank Stem Cell Services LLC, Cord Blood America, Inc., Red Oak Fund, LP, The Red Oak Long Fund, LP and Pinnacle Opportunities Fund, LP (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated February 8, 2018)

21*	List of Subsidiaries
23.1*	Consent of RBSM LLP
31.1*	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2019.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Anthony Snow
President (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	April 1, 2019

/s/David Sandberg
Chairman and Director	April 1, 2019

/s/Anthony Snow
Director	April 1, 2019

/s/Timothy McGrath
Director	April 1, 2019

/s/Adrian Pertierra
Director	April 1, 2019

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CBA Florida, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBA Florida, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Larkspur, CA

April 1, 2019

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$12,412,583	$1,069,917
Accounts receivable, net of allowance for doubtful accounts of $0 and $26,429, respectively	11,876	61,698
Receivable - Biocells net of discount $0 and $26,044, respectively (current portion)	--	28,956
Prepaid expenses	113,259	146,478
Assets held for sale	--	1,130,032
Total current assets	12,537,718	2,437,081

Cash held in escrow	3,000,674	--
Property and equipment, net of accumulated depreciation and amortization of $0 and $761,685, respectively	--	9,092
Other assets	31,478	19,292
Receivable – Biocells net of discount $0 and $113,996, respectively (long term portion)	--	391,004
Total assets	$15,569,870	$2,856,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,689	$371,169
Income tax payable	618,176	--
Sales tax payable & other	116,000	--
Deferred tax liability	503,577	--
Accrued expenses	64,902	93,233
Severance payable	--	26,764
Liabilities held for sale	--	1,381,215
Total current liabilities	1,412,344	1,872,381

Total liabilities	1,412,344	1,872,381

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 outstanding	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,324,358)	(52,497,796)
Total stockholders’ equity	14,157,526	984,088
Total liabilities and stockholders’ equity	$15,569,870	$2,856,469

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(3,876,585)	(1,699,346)
Loss from operations	(3,876,585)	(1,699,346)

Interest expense and change in derivative liability	--	55,243
Other income	104,724	27,542
Loss from continuing operations before income taxes	(3,771,861)	(1,616,561)
Income tax benefit	714,624	--
Net loss from continuing operations	(3,057,537)	(1,616,561)
Net income from discontinued operations, net of tax	16,230,675	2,023,973
Net income	$13,173,438	$407,412

Basic loss from continuing operations per share	$0.00	$0.00
Diluted loss from continuing operations per share	$0.00	$0.00

Basic earnings from discontinued operations per share	$0.01	$0.00
Diluted earnings from discontinued operations per share	$0.01	$0.00

Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Ending Balance December 31, 2016	-		$1,272,066,146	$127,207	$53,954,510	$(599,833)	$(52,905,208)	$576,676

Net Income	-	-	-	-	-	-	407,412	407,412

Ending Balance December 31,2017	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(52,497,796)	$984,088

Net Income							13,173,438	13,173,438

Ending Balance December 31,2018	-	$-	1,272,066,146	$127,207	$53,954,510	$(599,833)	$(39,324,358)	$14,157,526

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,057,237)	$(1,616,561)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan discount	--	(56,568)
Amortization of loan receivable discount	(19,637)	(27,542)
Loss from settlement	89,597	--
Depreciation and amortization	9,092	5,368
Change in value of derivative liability	--	(109,731)
Bad debt	10,220	13,298
Net change in operating assets and liabilities
Changes in accounts receivable	39,602	38,320
Changes in prepaid	33,219	28,587
Changes in other assets	(12,186)	--
Changes in escrow receivable	(674)
Changes in accounts payable	(261,480)	219,864
Changes in income tax	(1,571,871)	--
Changes in accrued expenses	(28,331)	(18,787)
Changes in severance payable	(26,764)	(160,596)
Changes in accrued interest	--	(204,494)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(4,796,450)	(1,888,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments from loan receivable – Biocordcell	350,000	55,000
NET CASH PROVIDED BY INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	350,000	55,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note payable	--	(300,000)
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	--	(300,000)

Change in cash – continuing operations	--	(2,133,842)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	3,289,116	2,277,550
Net Cash provided by investing activities	12,500,000	--
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	15,789,116	2,277,550

NET INCREASE IN CASH	14,342,666	143,708

Cash balance at beginning of year	$1,069,917	$926,209
Cash balance at end of year	$12,412,583	$1,069,917

Non-Cash Investing and Financing Activities
Cash paid for interest	$--	$214,147
Cash paid for tax	$(1,074,000)	$--

The accompanying notes are an integral part of these consolidated financial statements

CBA FLORIDA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 1. Organization and Description of Business

Overview

CBA Florida, Inc. ("CBAI" or the “Company”), formerly known as Cord Blood America, Inc., was incorporated in the State of Florida on October 12, 1999 as D&A Lending, Inc. CBAI's wholly-owned subsidiaries include CBA Partners, Inc. which was formerly Cord Partners, Inc., CBA Companies Inc. which was formerly CorCell Companies, Inc., and CBA Sub Ltd. which was formerly CorCell, Ltd., (CBA Partners, Inc., CBA Companies Inc. and CBA Sub Ltd. are sometimes referred to herein collectively as “Cord”), CBA Properties, Inc. ("Properties"), and Career Channel, Inc. formerly D/B/A Rainmakers International.  As further described below, on May 17, 2018, CBAI completed a sale of substantially all of the assets of the Company and its wholly-owned subsidiaries. Prior to the sale of substantially all of the assets and related liabilities, CBAI and its subsidiaries had engaged in the following business activities:

●
CBAI and Cord specialized in providing private cord blood and cord tissue stem cell services. Additionally, the Company was in the business of procuring birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic products.

●	Properties was formed to hold corporate trademarks and other intellectual property.

Company Developments – Sale of Assets

On February 7, 2018, the Company announced that it entered into an Asset Purchase Agreement, dated as of February 6, 2018 (the “Purchase Agreement”), with California Cryobank Stem Cell Services LLC (“FamilyCord”). The sale of substantially all of the Company’s assets pursuant to the Purchase Agreement was completed on May 17, 2018.

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

CBAI presently anticipates it will distribute a portion of the sale proceeds to its shareholders in 2019. However, no distribution has been declared by CBAI’s board of directors. The initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, operating expenses, indemnification obligations under the Purchase Agreement and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price.

BioCells Acquisition and Subsequent Sale

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”), with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“BioCells”), providing for the Company’s acquisition of 50.004% of the outstanding shares of BioCells (the “Shares).

On September 29, 2014, the Company closed a transaction whereby it sold its ownership stake in BioCells, amounting to 50.004% of the outstanding shares of BioCells to Diego Rissola (Purchaser), who is the current President and Chairman of the Board of BioCells and a shareholder prior to the transaction.

Under the Agreement, the Purchaser was obligated to pay the total amount of $705,000, as follows:

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

On October 31, 2018, the Company entered into a settlement agreement with the Purchaser whereby the Purchaser agreed to make a one-time payment of $294,988 to the Company to settle all remaining payments and obligations due under the Agreement. The Company received the settlement payment on November 6, 2019, and wrote off the remaining unpaid receivable of $89,597 remaining under the terms of the Agreement.

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

Pursuant to guidance in ASC 205-20, Presentation of Financial Statements, and ASC 360-10-45-9 to 14, Property, Plant and Equipment, regarding when the results of operations of a component of an entity that is classified as held for sale would be reported as a discontinued operation in the financial statements of the entity. The Company determined that it met the threshold for reporting discontinued operations due to a strategic business shift having a major effect on an entity's operations and financial results. In
On February 7, 2018, the Company announced that it entered into the Purchase Agreement with FamilyCord. The sale of substantially all of the Company’s assets occurred on May 17, 2018. For this reason, the results of operations for the cord blood and cord tissue stem cell operations have been reclassified into discontinued operations and the related assets and liabilities are reflected as held-for-sale for all periods presented. See Note 3.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $10,220 and $13,298 in bad debt expense during the years ended December 31, 2018 and 2017, respectively.

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

Intangible Assets (related to cord blood and cord tissue stem cell storage business)

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from ViviCells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense included in the discontinued operations for the years ended December 31, 2018 and 2017 was $27,345 and $295,486 respectively.

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

Notes Receivable (related to cord blood and cord tissue stem cell storage business)

Notes receivable consists of the notes due from Biocordcell Argentina S.A. (BioCells). The notes receivable are recorded at carrying-value on the financial statements.

For note receivable from BioCells, since the Company agreed to finance the sale of the shares in BioCells at no stated interest, in accordance with ASC 500, the interest method was applied using a 6% borrowing rate. The Company recorded an unamortized discount based on the 6% borrowing rate and the discount is amortized throughout the life of the note.

Deferred Revenue (related to cord blood and cord tissue stem cell storage business)

Deferred revenue consists of payments for enrollment in the program and processing of umbilical cord blood and cord tissue by customers whose samples have not yet been collected, as well as the pro-rata share of annual storage fees for customers whose samples were stored during the year.

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations.

Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the provisions of Accounting Standards Update (“ASU”) 2014-09, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this standard effective January 1, 2018. CBAI recognizes revenue under the provisions of Topic 606.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2018 and 2017. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

Accounting for Stock Option Plan

The Company's share-based employee compensation plans are described in Note 7. On January 1, 2006, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-based Compensation (Revised 2004)” (“123(R)”), which requires recognition in the consolidated financial statements of the cost of employee and director services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The diluted weighted average common shares outstanding are 1,272,066,146 and 1,272,066,146 as of December 31, 2018 and 2017, respectively.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of December 31, 2018, this was the case. To date, the Company has not experienced any such losses.

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

The following table provides a roll-forward of the Company’s derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs:

	2018	2017
Balance as of beginning of period	$—	$109,731
Change in fair value of derivative	—	(109,731)
Reversal of derivative liability associated with payoff of the convertible note payable	—	—
Balance as of end of period	$—	$—

There were no financial instruments measured on a recurring basis as of December 31, 2018 and 2017 and on a non-recurring basis for any of the periods presented.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have any material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There has been no impact as a result of adopting this ASU on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018, and there was no impact as a result of adopting this ASU on our financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on our financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

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

Note 3. Discontinued Operations - Cord Blood and Cord Tissue Stem Cell Storage Operations

On February 7, 2018, the Company announced that it entered into the Purchase Agreement with FamilyCord. The sale of substantially all of the Company’s assets to FamilyCord was completed on May 17, 2018.

Discontinued Operations
On May 17, 2018, the Company divested its Cord Blood and Cord Tissue Stem Cell Storage Operations (CBCTS) to FamilyCord $15.5 million in cash and the assumption of net liabilities of $473,538. The sale resulted in the recognition of an after-tax income of $13.9 million, which is reflected as net income from discontinued operations in the Consolidated Statements of Operations.

The Company has classified the CBCTS assets and liabilities as held-for-sale as of December 31, 2017 in the accompanying Consolidated Balance Sheets and has classified the CBCTS operating results, net of tax, as discontinued operations in the accompanying Consolidated Statement of Operations for all periods presented. Previously, CBCTS represented the sole operations of the Company.

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

The assets sold and liabilities transferred in the transaction were previously the sole revenue generating assets of the Company. The results of operations associated with the assets sold have been reclassified into discontinued operations for periods prior to the completion of the transaction.

The following is a summary of assets and liabilities sold, and gain recognized, in connection with the sale of assets to FamilyCord:

Other current assets	$45,391
Total current assets	45,391
Customer contracts and relationships, net of amortization	953,490
Property, plant & equipment, less accumulated depreciation	23,685
Total assets	$1,022,566

Deferred revenue	$1,496,104
Total liabilities	$1,496,104

The gain on sale of assets was reported during the period was determined as follows:
Total assets sold	$1,022,566
Total liability sold	1,496,104
Net liability sold	473,538

Cash received	12,500,000
Cash in escrow	3,000,000
Total consideration	15,500,000

Net gain from sales of assets	$15,973,537

Additionally, the operating results and cash flows related to assets sold on May 17, 2018 are included in discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017.

The following is summary of aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
ASSETS
Inventory	$--	$45,762
Property and equipment, net of accumulated depreciation	--	35,152
Customer contracts and relationships, net of accumulated amortization	--	1,049,118
Total assets	$--	$1,130,032

LIABILITIES

Deferred revenue	$--	$1,381,215
Total liabilities	$--	$1,381,215

Income From Discontinued Operations

The sale of the majority of the assets related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the years ended December 31, 2018 and December 31, 2017:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$1,108,382	$2,994,676
Cost of services	(473,312)	(680,750)
Gross profit	635,070	2,313,926
Depreciation and amortization	(99,231)	(289,953)
Income from Discontinued Operations	535,839	2,023,973
FamilyCord reimbursement	435,923	--
Gain on sale of assets	15,973,537	--
Income from discontinued operations before taxes	16,945,299	2,023,973
Income taxes	714,624	--
Net income from discontinued operations	17,659,923	2,023,973

The following is a summary of net cash provided by operating activities and investing activities for the years ended December 31, 2018 and December 31, 2017:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash provided by discontinued operations	$3,289,116	$2,277,550
Cash provided by investing activities of discontinued operations	$12,500,000	$--

Note 4. Property and Equipment

At December 31, 2018 and 2017, property and equipment consisted of:

	Useful Life (Years)	December 31, 2018	December 31, 2017
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(285,461)	(276,369)
		$--	$9,092
Assets held for sale:
Furniture and fixtures	1-5	$--	$5,432
Computer equipment	5	--	93,339
Laboratory Equipment	1-5	--	92,351
Freezer equipment	7-15	--	329,526
		--	520,648
Less: accumulated depreciation and amortization		--	(485,496)
		$--	$35,152

For the years ended December 31, 2018 and 2017, depreciation expense totaled $5,066 and $5,368 respectively for continuing operations and $5,862 and $22,383, respectively for discontinued operations.

Note 5. Investment and Notes Receivable, Related Parties

At December 31, 2018 and 2017, notes receivable consist of:

	December 31, 2018	December 31, 2017

On September 29, 2014, the Company closed a transaction selling its stake in BioCells to Diego Rissola; current President. Payments are to be made annually, after June of 2015, and the last payment due on or before June 1, 2025.	$--	$560,000

Unamortized discount on BioCells note receivable	--	(140,040)
	$--	$419,960

Under the Agreement with the purchaser of BioCells, BioCells was to make payments as follows: $5,000 on or before October 12, 2014 (amount paid in 2014); $10,000 on or before December 1, 2014 (amount paid in 2015); $15,000 on or before March 1, 2015 (amount paid in 2015); $15,000 on or before June 1, 2015 (amount paid in 2015); $45,000 on or before June 1, 2016 (amount paid in 2016); $55,000 on or before June 1, 2017 (amount paid in 2017); $55,000 on or before June 1, 2018 (amount paid in June 2018); $55,000 on or before June 1, 2019; $65,000 on or before June 1, 2020; $75,000 on or before June 1, 2021; $75,000 on or before June 1, 2022; $75,000 on or before June 1, 2023; $80,000 on or before June 1, 2024; $80,000 on or before June 1, 2025.

On October 31, 2018, the Company entered into a settlement agreement whereby the purchaser of BioCells agreed to make a one-time payment of $294,988 to the Company to settle and all remaining payments and obligations due under the BioCells purchase Agreement. The settlement payment was received by the Company on November 6, 2018 and constitutes a full and final satisfaction of all outstanding related obligations. The Company wrote off the remaining unpaid receivable of $89,597 remaining under the terms of the Agreement.

Note 6. Commitments and Contingencies

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease (the “Amendment”), which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the Amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for common area maintenance (“CAM”) charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the landlord was unable to or elected not to lease a portion of the premises to a third party by November 30, 2015 and each subsequent anniversary thereof, the Company was to receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s CAM expenses and home owner association costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease.

Commitments for future minimum rental payments, by year, and in the aggregate, to be paid under such operating lease as of December 31, 2018, were as follows:

Rent
to be paid.
2019	145,835
Total	$145,835

On October 25, 2018, the Company entered into a sublease agreement (“Sublease”) with a subtenant. The Sublease, approved by the landlord on October 26, 2018, and includes essentially the same terms and lease payment obligations included in the First Amendment to Lease between the Company and the landlord. The Company received $40,264 in rental payments from the subtenant in 2018.

The Company’s rent expense was $166,558 and $162,899 during the years ended December 31, 2018 and 2017, respectively.

Note 7. Share Based Compensation

Stock Option Plan

The Company's Stock Option Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 8.0 million shares of its common stock. On July 13, 2009, the Company also registered its 2009 Flexible Stock Plan (the “Plan”), which increased the total shares available to 4 million common shares. The Plan allows the Company to issue either stock options or common shares.

On June 3, 2011, the Company registered its 2011 Flexible Stock Option plan, and reserved 1,000,000 shares of the Company's common stock for future issuance under such plan. The Company also canceled the Company's 2010 Flexible Stock Plan and returned 501,991 reserved but unused common shares back to its treasury.

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2018 and 2017.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2017	4,307,994	0.69	2.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding December 31, 2018	4,307,994	0.69	1.06
Exercisable December 31, 2018	4,307,994	0.69	1.06

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.53 — 1.11	4,307,994	1.06	$0.69	4,307,994	$0.69
	4,307,994	1.06	$0.69	4,307,994	$0.69

Note 8. Income Tax

The components of income (loss) consists of the following:
	Years Ended December 31,
	2018	2017
Loss from continuing operations	$(3,771,861)	$(1,616,561)
Income from discontinued operations	16,945,299	2,023,973
Income before taxes	$13,173,438	$407,412

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2018	2017

U.S. Federal Tax	$1,577,221	$-
State and Local Tax	123,393
Current Income Tax	$1,700,614
Deferred U.S. Federal Tax	503,577
Total Income Tax	$2,204,191	$-

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Federal income tax benefit/expense at statutory rate (34%)	21.00%	34.0%
State income tax, net of federal benefit	0.63	--
Permanent differences	0.00	2.10
Federal rate reduction under tax reform	0.00	1,314.0
Other	0.00	(220.5)
Reduction in NOLs	48.54
Change in valuation allowance	(55.84)	(1,129.6)
Effective income tax rate	14.33%	0.0%

The major components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are shown below.

	2018	2017
Net operating loss carryforwards	$65,559	$9,016,972
Other deferred tax assets	38,648	22,350
Gain Liability	(546,908)	—

Deferred tax liabilities, long-lived assets	—	(391,532)
Valuation allowance	(60,876)	(8,647,790)
Net deferred tax assets (liabilities)	$(503,577)	$—

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in the statement of operations at the enactment date

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and liabilities.  Under applicable accounting standards, management has considered the Company’s operational history and concluded that it is more likely than not the Company will recognize partial benefits of its deferred tax assets for 2018 while a full valuation allowance was needed for 2017. Accordingly, a valuation allowance of $60,876 and $8,647,790 was established at December 31, 2018 and 2017 respectively, to offset the net deferred tax assets. The decrease in valuation allowance by $8,586,914 to $60,876 for the year ending December 31, 2018 is primarily related to the utilization of net operating loss carryforwards to offset current year income and also the write-off of net operating losses due to Section 382 limitation analysis. Additionally, for 2017 the valuation allowance was reduced due to revaluation of deferred tax assets affected by the reduction at the federal tax rate under the U.S. Tax Cuts and Jobs Act enacted in December of 2017.

As of 2017, the Company neither had nor anticipated sufficient income to absorb the benefits from net operating loss carryforwards, and established a full valuation allowance. In 2018, with the sale of assets consummated, the valuation allowance was released since net operating losses were utilized due to taxable gain from the sale or written-off due to Section 382 limitation. The tax benefit of $714,624 from the Continuing Operations losses was offset with an equivalent tax within the Discontinued Operations.

The Company has U.S. federal net operating loss (“NOL”) carryforwards available at December 31, 2018 of approximately $312,000 that will begin to expire in 2025. The Company has its operations in the state of Nevada, which does not have state income taxes. The State of Nevada has a gross receipts tax, which is included as a component of operating expenses.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that could occur in the future.  These future ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  To the extent an ownership change may occur, the NOL credit carryforwards and other deferred tax assets may be subject to limitations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing on January 1, 2018.  As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment.  This revaluation resulted in a provision of $4,602,300 to income tax expense in continuing operations and a corresponding reduction of the Company’s valuation allowance.  As a result of the offsetting valuation allowance, there was no impact to the Company’s income statement for the year ended December 31, 2017 from the reduction in federal income tax rates.  We   previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine there was no additional effect of the Tax Act as of December 31, 2018.

For the years ending December 31, 2018 and 2017, the Company is not aware of any uncertain tax positions or benefits. The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense.  As of December 31, 2018, and 2017, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The tax years 2013 through 2018 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.

Note 9. Other

Certain U.S. Federal Income Tax Consequences of the Sale of Assets

The sale of assets to FamilyCord was a transaction taxable to the Company for United States federal income tax purposes. In general, the Company will recognize taxable gain in an amount equal to the difference, if any, between (i) the total amount realized by the Company on the sale and (ii) the Company’s aggregate adjusted tax basis in the assets sold. The total amount realized by the Company on the sale will equal the cash the Company receives in exchange for the assets sold, plus the amount of related liabilities assumed by the Buyer or cancelled in the transaction. The Company expects that a portion of the taxable gain recognized on the sale will be offset by current year losses from operations and available net operating loss carry forwards, as currently reflected on our consolidated U.S. federal income tax returns. However, the Company believes that a significant portion of its net operating loss carryforwards will never be fully utilized and will expire unused.

Our shareholders will not be subject to U.S. federal income tax on the sale. However, as discussed below, our shareholders will be subject to U.S. federal income tax upon the receipt of any distribution of sale proceeds made by the Company to our shareholders.

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

Pursuant to the Purchase Agreement, the Company may not dissolve or liquidate for at least two years following closing of the transaction. Therefore, prior to the Company’s adoption of a plan of liquidation, each distribution made by the Company to a U.S. shareholder is characterized as a dividend to the extent of the Company’s current and accumulated earnings and profits (as determined under U.S. federal income tax principles). Provided that certain holding period requirements are satisfied, a dividend received by a U.S. shareholder who is an individual, trust or estate may qualify as “qualified dividend income” that is currently subject to U.S. federal income tax at a maximum rate of 20%. Dividends received by corporate U.S. shareholders may be eligible for a dividend received deduction (subject to applicable exceptions and limitations). Any portion of a distribution that exceeds the Company’s current and accumulated earnings and profits is treated as a non-taxable return of capital, reducing such U.S. shareholder’s adjusted tax basis in its shares of Company stock and, thereafter as gain from the sale or exchange of Company stock.

If the Company adopts of a plan of liquidation in the future, the tax consequences of each distribution to a U.S. shareholder will change. The Company will provide an additional discussion of U.S. federal income tax considerations if the Company adopts of a plan of liquidation in the future.

Note 10. Tax Estimates and Tax Expense

For the year ended December 31, 2018, income from discontinued operations included a $1,237,753 of expense for estimated federal and state income taxes arising from the sale of substantially all of the Company’s assets and we have realized an income tax benefit from continuing operations of $714,624 as a consequence of the utilization of federal and state net operating loss offsets.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2018, the Company accrued an income tax expense of $41,118 for tax penalties and related interest imposed by the Internal Revenue Service. The penalties covered tax years 2012 through 2014, and are due to the late filing of Company tax returns.

Note 11. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of $0.0001 par value preferred stock authorized, which includes 1,500,000 shares of Series A Preferred Stock. As of December 31, 2018 and 2017, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2018 the Company had 2,890,000,000 shares of $0.0001 par value common stock authorized. As of December 31, 2018 and 2017, the Company had 1,272,066,146 shares of common stock issued and outstanding, and 20,000 shares remain in the Company’s treasury.