Form 10-Q
period 2019-03-31
CBA Florida, Inc.
filed 2019-05-15
CIK 1289496

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(702) 914-7293
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☐ No☑

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
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

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of May 15, 2019, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018

Current assets:
Cash	$11,893,145	$12,412,583
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $0.00, respectively	8,811	11,876
Prepaid expenses	107,644	113,259
Total current assets	12,009,600	12,537,718

Cash held in escrow	3,002,894	3,000,674
Other Assets	31,478	31,478
Total assets	$15,043,972	$15,569,870

Liabilities and Stockholders’ equity:
Accounts payable	$8,200	$109,689
Income tax payable	265,176	618,176
Sales tax payable & other	116,000	116,000
Deferred tax liability	490,689	503,577
Accrued expenses	48,832	64,902

Total current liabilities	928,897	1,412,344
Total liabilities	928,897	1,412,344

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,366,809)	(39,324,358)
Total stockholders’ equity	14,115,075	14,157,526
Total liabilities and stockholders' equity	$15,043,972	$15,569,870

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	Three-Month Period Ended	Three-Month Period Ended
	March 31,	March 31,
	2019	2018

Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(103,431)	(428,923)
Loss from operations	(103,431)	(428,923)

Other income	48,092	6,823
Loss from continuing operations before income taxes	(55,339)	(422,100)
Income tax benefit	12,888
Net loss from continuing operations	(42,451)	(422,100)
Net income from discontinued operations, net of tax	--	458,749
Net income (loss)	(42,451)	36,649

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$0.00	$0.00
Diluted earnings from discontinued operations per share	$0.00	$0.00

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Three-Month period Ended March 31, 2019
	Prefered stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Income	--	--		--	--	(42,451)	--	(42,451)
Other comprehensive income:	--	--		--	--	--	--	--
Deferred unrealized gain on derivatives	--	--		--	--	--	--	--
Dividends declared:	--	--		--	--	--	--	--
Preferred stock, $0.0001/Share	--	--		--	--	--	--	--
Common stock, $0.0001/Share	--	--		--	--	--	--	--
Acquisition of treasury stock	--	--		--	--	--	--	--
Cumulative effect adjustment	--	--		--	--	--	--	--
Balances at March 31, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,366,809)	(599,833)	14,115,075

Three-Month period Ended March 31, 2018
	Prefered stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	--	$--	1,272,066,146	127,207	53,954,510	(52,497,796)	(599,833)	984,088
Net Income	--	--		--	--	36,649	--	36,649
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Acquisition of treasury stock	--	--		--	--	--	--	-
Cumulative effect adjustment	--	--		--	--	--	--	-
Balances at March 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(52,461,147)	(599,833)	1,020,737

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(42,451)	$(422,100)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan receivable discount	--	(6,823)
Depreciation and amortization	--	1,343
Bad debt	--	9,808
Net change in operating assets and liabilities
Changes in accounts receivable	3,065	(14,491)
Changes in prepaid	5,615	38,495
Change in escrow receivable	(2,220)	--
Changes in accounts payable	(101,489)	(12,861)
Changes in accrued expenses	(16,070)	(499)
Changes in severance payable	--	(26,764)
Changes in deferred income taxes	(365,888)	--

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(519,438)	(434,342)

Change in cash – continuing operations	(519,438)	(434,342)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	--	560,135
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	--	560,135

NET INCREASE IN CASH	(519,438)	125,793

Cash balance at beginning of period	$12,412,583	$1,069,917
Cash balance at end of period	$11,893,145	$1,195,710

Cash Paid For
Interest	$--	$--
Taxes	$(353,000)	$--

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2018 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $0 and $9,808 in bad debt expense during the three months ended March 31, 2019 and 2018, respectively.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $353,000 and $0.00 for the three months ended March 31, 2019 and 2018, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

Accounting for Stock Option Plan

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-based Compensation”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of March 31, 2019, this was the case. To date, the Company has not experienced any such losses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company determined that there no impact this ASU on the consolidated financial statements and related disclosures. The Company has no long-term operating leases on the date of adoption.

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

The following is a summary of assets and liabilities sold, and gain recognized, in connection with the sale of assets to FamilyCord during the year ended December 31, 2018:

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

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2019 and 2018:

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2019	March 31, 2018
Revenue	$--	$1,108,382
Cost of services	--	(473,312)
Gross profit	--	635,070
Depreciation and amortization	--	(99,231)
Income from Discontinued Operations	--	535,839
FamilyCord reimbursement	--	435,923
Gain on sale of assets	--	15,973,537
Income from discontinued operations before taxes	--	16,945,299
Income taxes	--	714,624
Net income from discontinued operations	--	17,659,923

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the three months ended March 31, 2019 and March 31, 2018:

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2019	March 31, 2018
Cash provided by discontinued operations	$--	$--
Cash provided by investing activities of discontinued operations	$--	$--

Note 4. Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment consist of:

	Useful Life (Years)	March 31, 2019	December 31, 2018
Furniture and fixtures	1-5	$17,597	$17,597
Computer equipment	5	124,466	124,466
Laboratory Equipment	1-5	5,837	5,837
Freezer equipment	7-15	34,699	34,699
Leasehold Improvements	5	102,862	102,862
		285,461	285,461
Less: accumulated depreciation and amortization		(285,461)	(285,461)

For the three months ended March 31, 2019 and 2018, depreciation expense totaled $0 and $1,342 respectively for continuing operations and $0 and $4,006, respectively for discontinued operations.

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

Rent
to be paid.
2019	97,223
Total	$97,223

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the three months ended March 31, 2019 and the year ended December 31, 2018.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2018	4,307,994	0.69	1.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding March 31, 2019	4,307,994	0.69	0.82
Exercisable March 31, 2019	4,307,994	0.69	0.82

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0-53 — 1.11	4,307,994	0.82	$0.69	4,307,994	$0.69
	4,307,994	0.82	$0.69	4,307,994	$0.69

Note 7. Income Tax

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the first quarter of 2019 the Company expects to utilize net operating losses generated in the current year to offset future deferred tax liabilities derived from the sale of assets in 2018.
The company expects its overall effective tax rate for 2019 to be around 23%.

As of March 31, 2019 and December 31, 2018, the Company has a partial valuation allowance on net operating losses that may not be able to be utilized fully.

For the three months ended March 31, 2019 the Company recorded a tax benefit of $12,888 and no expense or benefit for March 31, 2018.

Note 8.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of March 31, 2019, and December 31, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2019, and December 31, 2018, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note: 9. Subsequent Events

None.

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

The following information should be read in conjunction with the Company’s March 31, 2019 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2018.

Summary of the Business and Discontinued Operations

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

Results of Operations for the Three-Months Ended March 31, 2019

For the three months ended March 31, 2019, the Company had no revenue from discontinued operations, versus $0.70 million the same period of 2018.  During the three months ended March 31, 2018, revenues related to discontinued operations were generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all the Company assets on May 17, 2018. The Company had no recurring storage revenue for the three months ended March 31, 2019, versus $0.65 million for the prior comparative period ended March 31, 2018.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the three months ended March 31, 2019 compared to 24.5% in the same period of 2018.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. For the three months ended March 31, 2019, the Company had no gross profit from discontinued operations, versus approximately $0.46 million the same period of 2018.

Administrative and selling expenses for the three months ended March 31, 2019 were $0.10 million as compared to $0.43 million for the comparative period of 2018, representing a 75.9% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.04 million for the three month period ended March 31, 2019, as compared to a net loss of $0.42 million for the comparative three month period of 2018.

The Company had no net income from discontinued operations for the three months ended March 31, 2019, versus $0.46 million for the prior comparative period ended March 31, 2018.

Liquidity and Capital Resources

Total assets at March 31, 2019 were $15.04 million, compared to $15.57 million at December 31, 2018. Total liabilities at March 31, 2019 were $0.93 million consisting primarily of income tax payable and deferred taxes liability. At December 31, 2018, total liabilities were $1.41 consisting primarily of income tax payable and deferred taxes liability.

At March 31, 2019, the Company had $11.89 million in cash, a decrease of $0.52 million from the December 31, 2018 cash balance of $12.41 million. For the three months ended March 31, 2019, cash flow used in operating activities of continuing operations totaled $.52 million compared to $0.43 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company did not have cash flow generated from discontinued operations compared to $0.56 million for the three months ended March 31, 2018. At December 31, 2018, the Company had $3.00 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs. The Company had and has net income and positive cash flow, primarily from the discontinued operations, for the years ended December 31, 2018 and December 31, 2017. The Company believes it has sufficient cash on hand from the sale of substantially all its assets to meet the Company’s obligations over the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2019. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to those risk factors for the three months ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended March 31, 2019.

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

(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018

(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018

(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2019.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)