Form 10-Q
period 2019-06-30
CBA Florida, Inc.
filed 2019-08-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of August 14, 2019, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018

Current assets:
Cash	$11,499,859	$12,412,583
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $0.00, respectively	21,633	11,876
Prepaid expenses	106,553	113,259
Total current assets	11,628,045	12,537,718

Cash held in escrow	3,005,165	3,000,674
Other Assets	31,478	31,478
Total assets	$14,664,688	$15,569,870

Liabilities and Stockholders’ equity:
Accounts payable	$301	$109,689
Income tax payable	259,176	618,176
Sales tax payable & other	114,000	116,000
Deferred tax liability	201,788	503,577
Accrued expenses	16,556	64,902
Total current liabilities	591,821	1,412,344
Total liabilities	591,821	1,412,344

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,409,017)	(39,324,358)
Total stockholders’ equity	14,072,867	14,157,526
Total liabilities and stockholders' equity	$14,664,688	$15,569,870

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	Six-Month Period Ended	Six-Month Period Ended
	June 30,	June 30,
	2019	2018

Revenue	$--	$--
Cost of services	--	--
Gross profit	--	--
Administrative and selling expenses	(252,054)	(1,191,615)
Loss from operations	(252,054)	(1,191,615)

Other income	145,606	13,230
Loss from continuing operations before income taxes	(106,448)	(1,178,385)
Income tax benefit	21,789	260,000
Net loss from continuing operations	(84,659)	(918,385)
Net income from discontinued operations, net of tax	--	14,743,188
Net income (loss)	(84,659)	13,824,803

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00	$(0.00)
Basic earnings from discontinued operations per share	$0.00	$0.01
Diluted earnings from discontinued operations per share	$0.00	$0.01

Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	Three-Month Period Ended	Three-Month Period Ended
	June 30,	June 30,
	2019	2018

Revenue	$--	$
Cost of services	--
Gross profit	--
Administrative and selling expenses	(148,623)	(762,693)
Loss from operations	(148,623)	(762,693)

Other income	97,514	6,407
Loss from continuing operations before income taxes	(51,109)	(756,286)
Income tax benefit	8,901	260,000
Net loss from continuing operations	(42,208)	(496,286)
Net income from discontinued operations, net of tax	--	14,284,439
Net income (loss)	(42,208)	13,788,153

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00	$(0.00)
Basic earnings from discontinued operations per share	$0.00	$0.01
Diluted earnings from discontinued operations per share	$0.00	$0.01

Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Six-Month period Ended June 30, 2019
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Income	--	--		--	--	(84,659)	--	(84,659)
Other comprehensive income:	--	--		--	--	--	--	--
Deferred unrealized gain on derivatives	--	--		--	--	--	--	--
Dividends declared:	--	--		--	--	--	--	--
Preferred stock, $0.0001/Share	--	--		--	--	--	--	--
Common stock, $0.0001/Share	--	--		--	--	--	--	--
Acquisition of treasury stock	--	--		--	--	--	--	--
Cumulative effect adjustment	--	--		--	--	--	--	--
Balances at June 30, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,409,017)	(599,833)	14,072,867

Six-Month period Ended June 30, 2018
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	--	$--	1,272,066,146	127,207	53,954,510	(52,497,796)	(599,833)	984,088
Net Income	--	--		--	--	13,824,803	--	13,824,803
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Acquisition of treasury stock	--	--		--	--	--	--	-
Cumulative effect adjustment	--	--		--	--	--	--	-
Balances at June 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(38,672,993)	(599,833)	14,808,891

See accompanying notes to these unaudited condensed consolidated financial statements

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three-Month period Ended June 30, 2019
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Income	--	--		--	--	(42,208)	--	(42,208)
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Acquisition of treasury stock	--	--		--	--	--	--	-
Cumulative effect adjustment	--	--		--	--	--	--	-
Balances at June 30, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,366,566)	(599,833)	14,115,318

Three-Month period Ended June 30, 2018
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(52,497,796)	(599,833)	984,088
Net Income	--	--		--	--	13,788,153	--	13,788,153
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Acquisition of treasury stock	--	--		--	--	--	--	-
Cumulative effect adjustment	--	--		--	--	--	--	-
Balances at June 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(38,709,643)	(599,833)	14,772,241

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(84,659)	$(918,385)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan receivable discount	--	(13,230)
Depreciation and amortization	--	2,686
Bad debt	--	16,197
Net change in operating assets and liabilities
Changes in accounts receivable	(9,757)	(177,905)
Changes in prepaid	6,706	72,175
Change in escrow receivable	(4,491)	--
Changes in other assets	--	(15,822)
Changes in accounts payable	(109,388)	(136,075)
Changes in accrued expenses	(48,346)	(15,174)
Changes in severance payable	--	(26,764)
Changes in deferred income taxes	(662,789)	(260,000)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(912,724)	(1,472,297)

NET CASH USED IN INVESTING ACTIVITIES OF
CONTINUING OPERATIONS
Payment from loan receivable- BioCells	--	55,000
CASH FLOWS FROM FINANCING ACTIVITIES Change in cash – continuing operations	--	(1,417,297)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	--	1,087,005
Net Cash provided by investing activities	--	12,500,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	--	13,587,005

NET INCREASE IN CASH	(912,724)	12,169,708

Cash balance at beginning of period	$12,412,583	$1,069,917
Cash balance at end of period	$11,499,859	$13,239,625

Cash Paid For
Interest	$--	$--
Taxes	$(641,000)	$--

See accompanying notes to these unaudited condensed consolidated financial statements.

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

Sale of China Stem Cell Stock and Convertible Debt

The Company entered into an Asset Purchase Agreement, dated June 19, 2019 (the “Golden Sun Purchase Agreement”), with Golden Sun Multi-Manager Fund LP (“Golden Sun”), whereby the Company sold all shares and convertible debt it held in China Stem Cells Ltd. (“China Stem Cells”) to Golden Sun. The total proceeds from the sale was $50,000. The Company previously wrote-off the entire value of shares and convertible debt held, and has accrued a gain for the full value of sale proceeds received on its statement of operations for the three and six months ended June 30, 2019.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three and six ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2018 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

On February 7, 2018, the Company announced that it entered into the Purchase Agreement with FamilyCord. The sale of substantially all of the Company’s assets occurred on May 17, 2018. For this reason, the results of operations for the cord blood and cord tissue stem cell operations have been reclassified into discontinued operations.

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

Cash

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase. The value of cash and cash equivalents held by the Company at a bank in excess of federally insured limits was $11,249,859 during the period ended June 30,2019.

The Company maintains cash and cash equivalents at several financial institutions.

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $0 and $16,197 in bad debt expense during the six months ended June 30, 2019 and 2018, respectively.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $641,000 and $0.00 for the six months ended June 30, 2019 and 2018, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of June 30, 2019, this was the case. To date, the Company has not experienced any such losses.

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

The following is a summary of the results of operations related to the assets held for sale for the six months ended June 30, 2019 and 2018:

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2019	June 30, 2018
Revenue	$--	$1,108,381
Cost of services	--	(308,976)
Gross profit	--	799,405
Depreciation and amortization	--	(99,231)
Income from Discontinued Operations	--	700,174
FamilyCord reimbursement	--	164,477
Gain on sale of assets	--	15,973,537
Income from discontinued operations before taxes	--	16,838,188
Income taxes	--	(2,095,000)
Net income from discontinued operations	--	14,743,188

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the six months ended June 30, 2019 and June 30, 2018:

	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2019	June 30, 2018
Cash provided by discontinued operations	$--	$1,087,005
Cash provided by investing activities of discontinued operations	$--	$12,500,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended June 30, 2019 and 2018:

	Three-Month Period Ended	Three-Month Period Ended
	June 30, 2019	June 30, 2018
Revenue	$--	$405,502
Cost of services	--	(136,646)
Gross profit	--	268,856
Depreciation and amortization	--	(27,431)
Income from Discontinued Operations	--	241,425
FamilyCord reimbursement	--	164,477
Gain on sale of assets	--	15,973,537
Income from discontinued operations before taxes	--	16,379,439
Income taxes	--	(2,095,000)
Net income from discontinued operations	--	14,248,439

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the three months ended June 30, 2019 and June 30, 2018:

	Three-Month Period Ended	Three-Month Period Ended
	June 30, 2019	June 30, 2018
Cash provided by discontinued operations	$--	$526,869
Cash provided by investing activities of discontinued operations	$--	$12,500,000

 Note 4. Property and Equipment

At June 30, 2019 and December 31, 2018, property and equipment consist of:

	Useful Life (Years)	June 30, 2019	December 31, 2018
Furniture and fixtures	1-5	$--	$17,597
Computer equipment	5	--	124,466
Laboratory Equipment	1-5	--	5,837
Freezer equipment	7-15	--	34,699
Leasehold Improvements	5	--	102,862
		--	285,461
Less: accumulated depreciation and amortization		--	(285,461)
		$--	$--

For the six months ended June 30, 2019 and 2018, depreciation expense totaled $0 and $2,686 respectively for continuing operations and $0 and $5,682 respectively for discontinued operations.

For the three months ended June 30, 2019 and 2018, depreciation expense totaled $0 and $1,344 respectively for continuing operations and $0 and $2,345, respectively for discontinued operations.

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

Rent
to be paid.
2019	48,612
Total	$48,612

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the six months ended June 30, 2019 and the year ended December 31, 2018.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2018	4,307,994	0.69	0.57
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding June 30, 2019	4,307,994	0.69	0.57
Exercisable June 30, 2019	4,307,994	0.69	0.57

The following table summarizes significant ranges of outstanding stock options under the stock option plan at June 30, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0-53 — 1.11	4,307,994	0.57	$0.69	4,307,994	$0.69
	4,307,994	0.57	$0.69	4,307,994	$0.69

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

As of June 30, 2019 and December 31, 2018, the Company has a partial valuation allowance on net operating losses that may not be able to be utilized fully.

For the six months ended June 30, 2019 the Company recorded a tax benefit of $21,789, as compared to a tax benefit of $260,000 for the comparative six month period ended June 30, 2018.

For the three months ended June 30, 2019 the Company recorded a tax benefit of $8,901, as compared to a tax benefit of $260,000 for the comparative three month period ended June 30, 2018.

Note 8.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of June 30, 2019, and December 31, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2019, and December 31, 2018, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

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

The following information should be read in conjunction with the Company’s June 30, 2019 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations for the Three-Months Ended June 30, 2019

For the three months ended June 30, 2019, the Company had no revenue from discontinued operations, versus $0.41 million the same period of 2018.  During the three months ended June 30, 2018, revenues related to discontinued operations were generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all the Company assets on May 17, 2018. The Company had no recurring storage revenue for the three months ended June 30, 2019, versus $0.41 million for the prior comparative period ended June 30, 2018.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the three months ended June 30, 2019 compared to 33.6% in the same period of 2018.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. For the three months ended June 30, 2019, the Company had no gross profit from discontinued operations, versus approximately $0.27 million the same period of 2018.

Administrative and selling expenses for the three months ended June 30, 2019 were $0.15 million as compared to $0.76 million for the comparative period of 2018, representing an 80.5% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.04 million for the three month period ended June 30, 2019, as compared to a net loss of $0.50 million for the comparative three month period of 2018.

The Company had no net income from discontinued operations for the three months ended June 30, 2019, versus $.24 million for the prior comparative period ended June 30, 2018.

Results of Operations for the Six-Months Ended June 30, 2019

For the six months ended June 30, 2019, the Company had no revenue from discontinued operations, versus $1.11 million the same period of 2018.  During the six months ended June 30, 2018, revenues related to discontinued operations were generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all the Company assets on May 17, 2018. The Company had no recurring storage revenue for the six months ended June 30, 2019, versus $1.11 million for the prior comparative period ended June 30, 2018.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the six months ended June 30, 2019 compared to 27.9% in the same period of 2018.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. For the six months ended June 30, 2019, the Company had no gross profit from discontinued operations, versus approximately $.80 million the same period of 2018.

Administrative and selling expenses for the six months ended June 30, 2019 were $0.25 million as compared to $1.19 million for the comparative period of 2018, representing a 78.8% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.08 million for the six month period ended June 30, 2019, as compared to a net loss of $0.92 million for the comparative six month period of 2018.

The Company had no net income from discontinued operations for the six months ended June 30, 2019, versus $.70 million for the prior comparative period ended June 30, 2018.

Liquidity and Capital Resources

Total assets at June 30, 2019 were $14.66 million, compared to $15.57 million at December 31, 2018. Total liabilities at June 30, 2019 were $0.60 million consisting primarily of income tax payable and deferred taxes liability. At December 31, 2018, total liabilities were $1.41 consisting primarily of income tax payable and deferred taxes liability.

At June 30, 2019, the Company had $11.50 million in cash, a decrease of $0.91 million from the December 31, 2018 cash balance of $12.41 million. For the six months ended June 30, 2019, cash flow used in operating activities of continuing operations totaled $.91 million compared to $1.47 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the Company did not have cash flow generated from discontinued operations compared to $13.59 million for the six months ended June 30, 2018. At December 31, 2018, the Company had $3.00 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended June 30, 2019.

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
(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018
(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018
(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August 2019.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)