Form 10-Q
period 2019-09-30
CBA Florida, Inc.
filed 2019-11-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from _________ to _________

CBA FLORIDA, INC.
(Exact Name of Small Business Registrant as Specified in its Charter)

FLORIDA	000-50746	90-0613888
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

3753 HOWARD HUGHES PARKWAY SUITE 200 LAS VEGAS, NV	89169
(Address of principal executive offices)	(Zip Code)

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

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of November 14, 2019, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018

Current assets:
Cash	$11,367,561	$12,412,583
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $0.00, respectively	36,138	11,876
Prepaid expenses	101,365	113,259
Total current assets	11,505,064	12,537,718

Cash held in escrow	3,006,055	3,000,674
Other Assets	33,350	31,478
Total assets	$14,544,469	$15,569,870

Liabilities and Stockholders’ equity:
Accounts payable	$50,584	$109,689
Income tax payable	259,176	618,176
Sales tax payable & other	114,000	116,000
Deferred tax liability	173,643	503,577
Accrued expenses	451	64,902
Total current liabilities	597,854	1,412,344
Total liabilities	597,854	1,412,344

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,535,269)	(39,324,358)
Total stockholders’ equity	13,946,615	14,157,526
Total liabilities and stockholders' equity	$14,544,469	$15,569,870

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	Nine-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2018
Revenue	$-	$-
Cost of services	-	-
Gross profit	-	-
Administrative and selling expenses	(449,696)	(1,489,038)
Loss from operations	(449,696)	(1,489,038)

Other income	188,852	46,783
Loss from continuing operations before income taxes	(260,844)	(1,442,255)
Income tax benefit	49,933	268,314
Net loss from continuing operations	(210,911)	(1,173,941)
Net income from discontinued operations, net of tax	-	14,905,202
Net income (loss)	(210,911)	(13,731,261)

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)

Basic earnings from discontinued operations per share	$0.00	$0.01
Diluted earnings from discontinued operations per share	$0.00	$0.01

Basic earnings per share
Diluted earnings per share	$0.00	$0.01
	$0.00	$0.01
Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	Three-Month Period Ended September 30, 2019	Three-Month Period Ended September 30, 2018
Revenue	$-	$--
Cost of services	-	--

Gross profit	-	--
Administrative and selling expenses	(197,642)	(297,424)
Loss from operations	(197,642)	(297,424)

Other income	43,246	33,553
Loss from continuing operations before income taxes	(154,396)	(263,871)
Income tax benefit	28,144	8,314
Net loss from continuing operations	(126,252)	(255,557)
Net income from discontinued operations, net of tax	-	162,014
Net income (loss)	(126,252)	(93,543)

Basic earnings from continuing operations per share	$(0.00)	(0.00)
$(0.00) Diluted earnings from continuing operations per share	$(0.00)	(0.00)

Basic earnings from discontinued operations per share	$0.00	0.01
Diluted earnings from discontinued operations per share	$0.00	0.01

Basic earnings per share	$0.00	0.01
Diluted earnings per share	$0.00	0.01

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Nine-Month period Ended September 30, 2019
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Income	--	--		--	--	(210,911)	--	(210,911)
Other comprehensive income:	--	--		--	--	--	--	--
Deferred unrealized gain on derivatives	--	--		--	--	--	--	--
Dividends declared:	--	--		--	--	--	--	--
Preferred stock, $0.0001/Share	--	--		--	--	--	--	--
Common stock, $0.0001/Share	--	--		--	--	--	--	--
Balances at September 30, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,535,269)	(599,833)	13,946,615

Nine-Month period Ended September 30, 2018
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	--	$--	1,272,066,146	127,207	53,954,510	(52,497,796)	(599,833)	984,088
Net Income	--	--		--	--	13,731,261	--	13,731,261
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Balances at September 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(38,766,535)	(599,833)	14,715,349

See accompanying notes to these unaudited condensed consolidated financial statements

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three-Month period Ended September 30, 2019
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,409,017)	(599,833)	14,072,867
Net Income	--	--		--	--	(126,252)	--	(126,252)
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Balances at September 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,535,269)	(599,833)	13,946,615

Three-Month period Ended September 30, 2018

	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(38,672,992)	(599,833)	14,808,892
Net Income	--	--		--	--	(93,543)	--	(93,543)
Other comprehensive income:	--	--		--	--	--	--	-
Deferred unrealized gain on derivatives	--	--		--	--	--	--	-
Dividends declared:	--	--		--	--	--	--	-
Preferred stock, $0.0001/Share	--	--		--	--	--	--	-
Common stock, $0.0001/Share	--	--		--	--	--	--	-
Balances at September 30, 2018	--	$--	1,272,066,146	127,207	53,954,510	(38,766,535)	(599,833)	14,715,349

See accompanying notes to these unaudited condensed consolidated financial statements

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(210,911)	$(1,427,513)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan receivable discount	--	(19,637)
Depreciation and amortization	--	4,026
Bad debt	--	16,197
Net change in operating assets and liabilities
Changes in accounts receivable	(24,262)	(225,514)
Changes in prepaid	11,894	119,950
Change in escrow receivable	(5,381)	(2,429)
Changes in other assets	(1,872)	(15,822)
Changes in accounts payable	(59,105)	(303,792)
Changes in accrued expenses	(64,451)	23,676
Changes in severance payable	--	(26,764)
Changes in deferred income taxes	(690,934)	(1,226,314)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,045,022)	(3,083,936)

NET CASH USED IN INVESTING ACTIVITIES OF
CONTINUING OPERATIONS
Payment from loan receivable- BioCells	--	55,000
CASH FLOWS FROM FINANCING ACTIVITIES Change in cash – continuing operations	--	(3,028,936)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	--	1,502,591
Net Cash provided by investing activities	--	12,500,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	--	14,002,591

NET INCREASE IN CASH	(1,045,022)	10,973,655

Cash balance at beginning of period	$12,412,583	$1,069,917
Cash balance at end of period	$11,367,561	$12,043,572

Cash Paid For
Interest	$--	$--
Taxes	$(662,789)	$--

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

Sale of China Stem Cell Stock and Convertible Debt

The Company entered into an Asset Purchase Agreement, dated June 19, 2019 (the “Golden Sun Purchase Agreement”), with Golden Sun Multi-Manager Fund LP (“Golden Sun”), whereby the Company sold all shares and convertible debt it held in China Stem Cells Ltd. (“China Stem Cells”) to Golden Sun. The total proceeds from the sale was $50,000. The Company previously wrote-off the entire value of shares and convertible debt held, and has accrued a gain for the full value of sale proceeds received on its statement of operations for the nine months ended September 30, 2019.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2018 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

Cash

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase. The value of cash and cash equivalents held by the Company at a bank in excess of federally insured limits was $11,117,561 during the period ended September 30, 2019.

The Company maintains cash and cash equivalents at several financial institutions.

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $0 and $16,197 in bad debt expense during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $662,789 and $1,074,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

Accounting for Stock Option Plan

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, (“Accounting for Stock-based Compensation”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of September 30, 2019, this was the case. To date, the Company has not experienced any such losses.

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

The following is a summary of the results of operations related to the assets held for sale for the nine months ended September 30, 2019 and 2018:

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2019	September 30, 2018
Revenue	$--	$1,108,381
Cost of services	--	(418,107)
Gross profit	--	690,274
Depreciation and amortization	--	(99,231)
Income from Discontinued Operations	--	591,043
FamilyCord reimbursement	--	435,922
Gain on sale of assets	--	15,973,537
Income from discontinued operations before taxes	--	17,000,502
Income taxes	--	(2,095,000)
Net income from discontinued operations	--	14,905,202

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the nine months ended September 30, 2019 and September 30, 2018:

	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2019	September 30, 2018
Cash provided by discontinued operations	$--	$1,087,004
Cash provided by investing activities of discontinued operations	$--	$12,500,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended September 30, 2019 and 2018:

	Three-Month Period Ended	Three-Month Period Ended
	September 30, 2019	September 30, 2018
Revenue	$--	$--
Cost of services	--	(109,131)
Gross profit	--	(109,131)
Depreciation and amortization	--	--
Income from Discontinued Operations	--	(109,131)
FamilyCord reimbursement	--	271,445
Gain on sale of assets	--	--
Income from discontinued operations before taxes	--	162,314
Income taxes	--	(300)
Net income from discontinued operations	--	162,014

The following is a summary of net cash provided by operating activities and investing activities for the assets held for sale for the three months ended September 30, 2019 and September 30, 2018:

	Three-Month Period Ended	Three-Month Period Ended
	September 30, 2019	September 30, 2018
Cash provided by discontinued operations	$--	$--
Cash provided by investing activities of discontinued operations	$--	$--

 Note 4. Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment consist of:

	Useful Life (Years)	September 30, 2019	December 31, 2018
Furniture and fixtures	1-5	$--	$17,597
Computer equipment	5	--	124,466
Laboratory Equipment	1-5	--	5,837
Freezer equipment	7-15	--	34,699
Leasehold Improvements	5	--	102,862
		--	285,461
Less: accumulated depreciation and amortization		--	(285,461)
		$--	$--

For the nine months ended September 30, 2019 and 2018, depreciation expense totaled $0 and $4,026 respectively for continuing operations and $0 and $5,862 respectively for discontinued operations.

For the three months ended September 30, 2019 and 2018, depreciation expense totaled $0 and $1,342 respectively for continuing operations and $0 and $0, respectively for discontinued operations.

Note 5.  Commitments and Contingencies

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease (the “Amendment”), which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the Amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for common area maintenance (“CAM”) charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the landlord was unable to or elected not to lease a portion of the premises to a third party by November 30, 2015 and each subsequent anniversary thereof, the Company was to receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s CAM expenses and home owner association costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease. All lease payments due for the Second Amendment Lease for the three and nine months ended September 30, 2019, were paid by September 30, 2019. On October 25, 2018, the Company entered into a Sublease with a Sublesee for its offices at 1857 Helm Drive, Las Vegas, Nevada. The Sublease was approved by the Landlord on October 26, 2018 and includes essentially the same terms as lease payment obligations included in the First Amendment to Lease between the Company and the Landlord. Lease payments will cover the period commencing the second half of October 2018 through September 30, 2019, the end of the remaining term existing on the First Amendment to Lease. The Sublease ended on September 30, 2019 and the Sublesee vacated the Property.

On October 1, 2019, the Company moved to a new corporate headquarters located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada. The new month-to-month term lease (the “New Property Lease”) was entered into on August 21, 2019 and commenced on October 1, 2019.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the nine months ended September 30, 2019 and the year ended December 31, 2018.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2018	4,307,994	0.69	0.31
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	--	--	--
Outstanding September 30, 2019	4,307,994	0.69	0.31
Exercisable September 30, 2019	4,307,994	0.69	0.31

The following table summarizes significant ranges of outstanding stock options under the stock option plan at September 30, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0-53 — 1.11	4,307,994	0.31	$0.69	4,307,994	$0.69
	4,307,994	0.31	$0.69	4,307,994	$0.69

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
The company expects its overall effective tax rate for 2019 to be around 20.89%.

As of September 30, 2019 and December 31, 2018, the Company has a partial valuation allowance on net operating losses that may not be able to be utilized fully.

For the nine months ended September 30, 2019 the Company recorded a tax benefit of $49,933, as compared to a tax benefit of $268,314 for the comparative nine month period ended September 30, 2018.

For the three months ended September 30, 2019 the Company recorded a tax benefit of $28,144, as compared to a tax benefit of $8,314 for the comparative three month period ended September 30, 2018.

Note 8.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $.0001 par value preferred stock authorized. As of September 30, 2019, and December 31, 2018, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of September 30, 2019, and December 31, 2018, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

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

The following information should be read in conjunction with the Company’s September 30, 2019 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations for the Three-Months Ended September, 2019

The Company had no revenue from discontinued operations for the three months ended September 30, 2019 and 2018, respectively. The Company had no recurring storage revenue for the three months ended September 30, 2019 and 2018, respectively.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the three months ended September 30, 2019 compared to 0.0% in the same period of 2018.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. For the three months ended September 30, 2019, the Company had no gross profit from discontinued operations, versus a net loss of $0.11 million the same period of 2018.

Administrative and selling expenses for the three months ended September 30, 2019 were $0.20 million as compared to $0.30 million for the comparative period of 2018, representing an 33.6% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.15 million for the three month period ended September 30, 2019, as compared to a net loss of $0.26 million for the comparative three month period of 2018.

The Company had no net income from discontinued operations for the three months ended September 30, 2019, versus a net loss of $0.11 million for the prior comparative period ended September 30, 2018.

Results of Operations for the Nine-Months Ended September 30, 2019

For the nine months ended September 30, 2019, the Company had no revenue from discontinued operations, versus $1.11 million the same period of 2018.  During the nine months ended September 30, 2018, revenues related to discontinued operations were generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue).  The decrease in revenue is due to the sale of essentially all the Company assets on May 17, 2018. The Company had no recurring storage revenue for the nine months ended September 30, 2019, versus $1.11 million for the prior comparative period ended September 30, 2018.

Discontinued operations cost of services as a percentage of revenue was 0.0% for the nine months ended September 30, 2019 compared to 37.7% in the same period of 2018.  The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material and labor, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses. For the nine months ended September 30, 2019, the Company had no gross profit from discontinued operations, versus approximately $.69 million the same period of 2018.

Administrative and selling expenses for the nine months ended September 30, 2019 were $0.45 million as compared to $1.49 million for the comparative period of 2018, representing a 69.8% decrease. These expenses are primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.21 million for the nine month period ended September 30, 2019, as compared to a net loss of $1.17 million for the comparative nine month period of 2018.

The Company had no net income from discontinued operations for the nine months ended September 30, 2019, versus $0.59 million for the prior comparative period ended September 30, 2018.

Liquidity and Capital Resources

Total assets at September 30, 2019 were $14.54 million, compared to $15.57 million at December 31, 2018. Total liabilities at September 30, 2019 were $0.60 million consisting primarily of income tax payable and deferred taxes liability. At December 31, 2018, total liabilities were $1.41 consisting primarily of income tax payable and deferred taxes liability.

At September 30, 2019, the Company had $11.37 million in cash, a decrease of $1.05 million from the December 31, 2018 cash balance of $12.41 million. For the nine months ended September 30, 2019, cash flow used in operating activities of continuing operations totaled $1.05 million compared to $3.08 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company did not have cash flow generated from discontinued operations compared to $14.00 million for the nine months ended September 30, 2018. At December 31, 2018, the Company had $3.00 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A.RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to those risk factors for the three months ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended September 30, 2019.

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

(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018

(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018

(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2019.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)