Form 10-Q/A
period 2019-09-30
CBA Florida, Inc.
filed 2019-11-15
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (this “Amendment”) is being filed by CBA Florida, Inc. (“CBAI” or the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, originally filed with the Securities and Exchange Commission on November 14, 2019 (the “Original Form 10-Q”).  This Amendment amends certain language in Note 1 that was incorrectly incorporated in the original filing. Except as described above, no other changes have been made to the Original Form 10-Q.  This Amendment speaks as of the date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the filing date.

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

CBAI previously disclosed that it anticipated distributing a portion of the sale proceeds to shareholders in 2019. With the goal of maximizing shareholder value, CBAI and its board of directors are also evaluating other alternatives including potentially pursuing a plan of liquidation and dissolution and/or a sale of the Company. In order to enable any such alternatives to be fully explored, the Company may not distribute a portion of the sale proceeds to its shareholders in 2019. The Company has no commitments, agreements or understandings with respect to any such alternatives and there can be no assurance that any such alternatives will be consummated or the terms thereof. CBAI and its Board of Directors continue to contemplate a distribution, but based on discussions, evaluations, and business judgement, have not yet determined if this will occur, or when. Regardless of the alternative(s) undertaken by the Company given the Company’s expenses and other contingencies the total proceeds ultimately paid out to shareholders will be significantly less than the gross purchase price the Company received from its Purchase Agreement with FamilyCord.

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

(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018

(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018

(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November 2019.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)