Form 10-K
period 2019-12-31
CBA Florida, Inc.
filed 2020-03-25
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(MARK ONE)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50746

CBA FLORIDA, Inc.
(Exact Name of registrant as specified in its charter)

Florida	90-0613888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3753 Howard Hughes Parkway, Suite 200 Office #258, Las Vegas, NV	89169
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2019 based on the closing price of the common stock as reported by the Over the Counter Bulletin Board on such date, was approximately $9.54 million. The registrant has no outstanding non-voting common equity.

The Registrant had 1,272,066,146 shares of its common stock outstanding as of March 25, 2020.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

CBA FLORIDA, INC.
2019 ANNUAL REPORT ON FORM 10-K

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

CBAI previously disclosed that it anticipates distributing proceeds from the FamilyCord sale to shareholders. On February 11, 2020, the Company’s Board of Directors approved a plan of dissolution (the “Plan”) that is subject to shareholder approval. If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. Based on the information currently available to it, the Company is unable to estimate the aggregate amount which will ultimately be distributed to its shareholders. The actual amounts of any distributions may vary substantially, depending on, among other things, whether the Company becomes subject to any additional liabilities or claims, including potential claims for indemnification relating to sales of the Company’s assets, whether the Company incurs unexpected or greater than expected losses with respect to contingent liabilities, the extent to which the Company is able to monetize any remaining non-cash assets and any future amounts received by the Company in connection with, among other things, all future amounts received by the Company, including the amount of FamilyCord sale proceeds to be released from escrow upon the termination of the escrow in May 2020 CBAI and its Board of Directors continue to contemplate a distribution, given the Company’s expenses and other contingencies the total proceeds ultimately paid out to shareholders will be significantly less than the gross purchase price the Company received from its Purchase Agreement with FamilyCord.

BioCells Acquisition and Subsequent Sale

In September 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) with the Shareholders of Biocordcell Argentina S.A., a corporation organized under the laws of Argentina (“BioCells”), providing for the Company’s acquisition of 50.004% of the outstanding shares of BioCells (the “Shares).

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

On October 31, 2018, the Company entered into a settlement agreement with the Purchaser whereby the Purchaser agreed to make a one-time payment of $295,000 to the Company to settle all remaining payments and obligations due under the Agreement. The Company received the settlement payment on November 15, 2018 and wrote off the remaining unpaid receivable of $89,609 remaining under the terms of the Agreement.

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

Sale of China Stem Cell Stock and Convertible Debt

The Company entered into an Asset Purchase Agreement, dated June 19, 2019, with Golden Sun Multi-Manager Fund LP (“Golden Sun”), whereby the Company sold all shares and convertible debt it held in China Stem Cells Ltd. (“China Stem Cells”) to Golden Sun. The total proceeds from the sale was $50,000. The Company previously wrote-off the entire value of the China Stem Cells shares and convertible debt held by the Company, and accrued a gain for the full value of sale proceeds received on its statement of operations for the nine months ended September 30, 2019.

Employees

As of December 31, 2019, the Company has two full-time employees. This included the Company’s President, who is the Company’s principal executive officer and principal accounting officer.

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

CBAI estimated it will distribute a portion of the proceeds of the sale of substantially all of its assets to its shareholders in 2020. On February 11, 2020, the Company’s Board of Directors approved a plan of dissolution that is subject to shareholder approval. If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. However, no distribution has yet been declared by the Board of Directors and the initial distribution amount will be determined by CBAI’s board of directors and will be subject to such factors as taxes payable, indemnification obligations under the Purchase Agreement with FamilyCord, operating expenses and other contingencies and estimates. Additional monies may be distributed over time based on cash available and the release of known and unknown liabilities. Given cash needed for the aforementioned expenses and contingencies, total proceeds paid out to shareholders are expected to be significantly less than the gross purchase price that the Company received under the Purchase Agreement with FamilyCord. Accordingly, there can be no assurance as to the amount or timing of any dividend or distribution.

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

Trading Of The Company’s Stock May Be Restricted By The Securities Exchange Commission’s Penny Stock Regulations, Which May Limit A Stockholder’s Ability To Buy And Sell The Company Stock.

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

Our executive officers, directors and 10% stockholders control approximately 41% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

On October 25, 2018, the Company entered into a sublease agreement (“Sublease”) for its offices at 1857 Helm Drive, Las Vegas, Nevada, pursuant to which a sub-tenant (the “Sublessee”) occupied the offices in exchange for payment of the rent for the offices to the landlord. The Sublease, and the Company’s underlying lease for the offices, ended on September 30, 2019 and the Sublessee vacated the offices.

On October 1, 2019, the Company moved to a new corporate headquarters located at 3753 Howard Hughes Parkway, Suite 200 Office #258, Las Vegas, Nevada. The new month-to-month lease for the Company’s headquarters was entered into on August 21, 2019 and commenced on October 1, 2019. The Company believes that it has adequate space for its anticipated needs.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company Common Stock is traded on the OTC Bulletin Board, under the symbol CBAI.OB.

(b) Holders. As of March 10, 2020, the Company’s common stock was held by approximately 738 shareholders of record. The Company’s transfer agent is Issuer Direct Corporation, with offices at 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, phone number (801) 272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends and Distributions.  The Company has never declared or paid a cash dividend. CBAI presently anticipates it will distribute a portion of the sale proceeds to its shareholders in 2020. The Company cannot predict with certainty the amount of any distributions to its shareholders, and no distribution has yet been declared by Company’s Board of Directors.  On February 11, 2020, the Company’s Board of Directors approved a plan of dissolution that is subject to shareholder approval. If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. Based on the information currently available to it, the Company is unable to estimate the aggregate amount which will ultimately be distributed to its shareholders. The actual amounts of any liquidating distributions may vary substantially, depending on, among other things, whether the Company becomes subject to any additional liabilities or claims, including potential claims for indemnification relating to sales of the Company’s assets, whether the Company incurs unexpected or greater than expected losses with respect to contingent liabilities, the extent to which the Company is able to monetize any remaining non-cash assets and any future amounts received by the Company in connection with, among other things, all future amounts received by the Company, including the amount of asset sale proceeds to be released from escrow upon the termination of the escrow in May 2020.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to the Company's compensation plans as of December 31, 2019, under which its common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	664,058	$0.53	664,058
Equity compensation plans not approved by security holders	N/A

Total	664,058	$0.53	664,058

Repurchase of Shares

The Company did not repurchase any of its shares during the year ended December 31, 2019.

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

Revenue Recognition

CBAI recognized revenue from both enrollment fees and processing fees upon the completion of processing while revenue from storage fees were recognized ratably over the contractual storage period. The Company had no revenue from continuing operations for the years ended December 31, 2019 and 2018.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2018 and 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the year ended December 31, 2019, the Company had no revenue from discontinued operations, compared to $1.11 million over the same period of 2018. Revenues from discontinued operations are generated primarily from two sources: new enrollment/processing fees; and recurring storage fees (both from cord blood and cord tissue). The Company had no recurring storage revenue for the year ended December 31, 2019, compared to $1.11 million for the prior year ended December 31, 2018.

The Company had no discontinued operations cost of services as a percentage of revenue for the year ended December 31, 2019 compared to 43% in the same period of 2018. The cost of services includes transportation of the umbilical cord blood and tissue from the hospital to the lab, direct material, costs for processing and cryogenic storage of new samples by a third-party laboratory, and allocated rent, utility and general administrative expenses.  The Company had no gross profit for the year ended December 31, 2019 compared to $0.66 million for the comparable period of 2018.

Administrative and selling expenses for the year ended December 31, 2019 were $0.64 million as compared to $3.88 million for the comparable period of 2018, representing an 84% decrease. These expenses were primarily related to marketing/advertising, professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company's net loss from continuing operations was $0.32 million for the year ended December 31, 2019, a decrease of $2.74 million from a net loss from continuing operations of $3.06 million for the year ended December 31, 2018.

The Company had no net income from discontinued operations for the year ended December 31, 2019 compared to net income of $16.23 million for the year ended 2018 which included gains from the sale of essentially all of the Company’s assets to FamilyCord.

Liquidity, Financial Position and Capital Resources

Total assets at December 31, 2019 were $14.78 million, compared to $15.57 million at December 31, 2018. Total liabilities at December 31, 2019 were $0.66 million consisting primarily of deferred tax liability and income tax payable of $0.60 million. At December 31, 2018, total liabilities were $1.41 million consisting primarily of deferred tax liability, income tax payable and sale tax payable of $1.24 million.

At December 31, 2019, the Company had $11.53 million in cash, a decrease of $0.88 million from the December 31, 2018 cash balance of $12.41 million. For the year ended December 31, 2019, cash flow used in operating activities of continuing operations totaled $0.88 million compared to $4.80 million for the year ended December 31, 2018. At December 31, 2019 and 2018, the Company had $3.00 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement. For the year ended December 31, 2019, the Company had no cash flow generated from discontinued operations compared to $15.79 million for the year ended 2018.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses since its inception through December 31, 2014, as development and infrastructure costs were incurred in advance of obtaining customers. Starting in 2014, the Company's management commenced a plan to reduce operating expenses to be commensurate with operating cash flows. Prior to 2015, the Company relied on debt to provide capital for working capital needs. The Company had a net loss and negative cash flow for the year ended December 31, 2019 compared to net income and positive cash flow, primarily from discontinued operations, for the comparative period of 2018. The Company believes it has sufficient cash on hand from the sale of substantially all its assets to meet the Company’s obligations over the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires new and enhanced disclosures. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have any material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company determined that there was no impact by this ASU on the consolidated financial statements and related disclosures, as the Company had no long-term operating leases as of the date of adoption of this ASU.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and notes thereto as of December 31, 2019 and December 31, 2018, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-21 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2019. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2019, its internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Principal Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness was first identified at the beginning of 2007 and remained unchanged through December 31, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11,12, 13, and 14) is being incorporated by reference to the applicable information in the Company’s definitive proxy statement (or an amendment to the Company’s Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 in connection with the Company’s annual meeting of shareholders to be held in 2020.

Code of Ethics

The Company adopted a Code of Ethics (“Ethics Code”) on April 13, 2005 that applies to all of its directors, officers and employees, including principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was attached as Exhibit 14.1 to the Company’s registration statement filed on Form SB-2 on May 2, 2005. The Ethics Code contains general guidelines for conducting our business consistent with standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company’s Board of Directors. If the Company makes any substantive amendments to the Ethics Code or grants any waiver from a provision of the Ethics Code to any director or executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website at www.cbafloridainc.com.

ITEM 11. EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Item 10.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2020.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony Snow
President (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 25, 2020

/s/ David Sandberg
Chairman and Director	March 25, 2020

/s/ Anthony Snow
Director	March 25, 2020

/s/ Timothy McGrath
Director	March 25, 2020

/s/ Adrian Pertierra
Director	March 25, 2020

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CBA Florida, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBA Florida, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

March 25, 2020

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$11,532,312	$12,412,583
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	33,843	11,876
Prepaid expenses	96,119	113,259
Total current assets	11,662,274	12,537,718

Cash held in escrow	3,007,254	3,000,674
Other assets	1,404	31,478
Income Tax Receivable	105,355	--
Total assets	$14,776,287	$15,569,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,268	$109,689
Income tax payable	--	618,176
Sales tax payable & other	116,000	116,000
Deferred tax liability	486,667	503,577
Accrued expenses	15,675	64,902
Total current liabilities	655,610	1,412,344

Total liabilities	655,610	1,412,344

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 outstanding	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,361,207)	(39,324,358)
Total stockholders’ equity	14,120,677	14,157,526
Total liabilities and stockholders’ equity	$14,776,287	$15,569,870

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Operating expenses	$(639,378)	(3,876,585)
Loss from operations	(639,378)	(3,876,585)

Other income	236,402	104,724
Loss from continuing operations before income taxes	(402,976)	(3,771,861)
Income tax benefit	86,176	714,624
Net loss from continuing operations	(316,800)	(3,057,537)
Net income from discontinued operations, net of tax	279,951	16,230,675
Net income	$(36,849)	$13,173,438

Basic loss from continuing operations per share	$0.00	$0.00
Diluted loss from continuing operations per share	$0.00	$0.00

Basic earnings from discontinued operations per share	$0.00	$0.01
Diluted earnings from discontinued operations per share	$0.00	$0.01

Basic earnings per share	$(0.00)	$0.01
Diluted earnings per share	$(0.00)	$0.01

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018

Twelve-Month period Ended December 31, 2019
	Preferred stock		Common stock		Additional paid- in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	capital	deficit	stock	Total
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Income	--	--		--	--	(36,849)	--	(36,849)
Balances at December 31, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,361,207)	(599,833)	14,120,677

Twelve-Month period Ended December 31, 2018
	Preferred stock		Common stock		Additional paid- in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	capital	deficit	stock	Total
Balances at December 31, 2017	--	$--	1,272,066,146	127,207	53,954,510	(52,497,796)	(599,833)	984,088
Net Income	--	--		--	--	13,173,438	--	13,173,438
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(36,849)	$(3,057,237)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan receivable discount	--	(19,637)
Loss from settlement	--	89,597
Depreciation and amortization	--	9,092
Bad debt	--	10,220
Net change in operating assets and liabilities
Changes in accounts receivable	(21,967)	39,602
Changes in prepaid	17,140	33,219
Changes in other assets	30,074	(12,186)
Changes in escrow receivable	(6,580)	(674)
Changes in accounts payable	(72,421)	(261,480)
Changes in income tax	(740,441)	(1,571,871)
Changes in accrued expenses	(49,227)	(28,331)
Changes in severance payable	--	(26,764)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(880,271)	(4,796,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments from loan receivable – Biocordcell	--	350,000
NET CASH PROVIDED BY INVESTNG ACTIVITIES OF CONTINUING OPERATIONS	--	350,000

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net Cash provided by operating activities	--	3,289,116
Net Cash provided by investing activities	--	12,500,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	--	15,789,116

NET INCREASE IN CASH	(880,271)	11,342,666

Cash balance at beginning of year	$12,412,583	$1,069,917
Cash balance at end of year	$11,532,312	$12,412,583

Non-Cash Investing and Financing Activities
Cash paid for interest	$--	$--
Cash paid for tax	$(662,789)	$(1,074,000)

The accompanying notes are an integral part of these consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

CBAI previously disclosed that it anticipates distributing proceeds from the FamilyCord sale to shareholders. On February 11, 2020, the Company’s Board of Directors approved a plan of dissolution (the “Plan”) that is subject to shareholder approval. If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. Based on the information currently available to it, the Company is unable to estimate the aggregate amount which will ultimately be distributed to its shareholders. The actual amounts of any distributions may vary substantially, depending on, among other things, whether the Company becomes subject to any additional liabilities or claims, including potential claims for indemnification relating to sales of the Company’s assets, whether the Company incurs unexpected or greater than expected losses with respect to contingent liabilities, the extent to which the Company is able to monetize any remaining non-cash assets and any future amounts received by the Company in connection with, among other things, all future amounts received by the Company, including the amount of FamilyCord sale proceeds to be released from escrow upon the termination of the escrow in May 2020 CBAI and its Board of Directors continue to contemplate a distribution, given the Company’s expenses and other contingencies the total proceeds ultimately paid out to shareholders will be significantly less than the gross purchase price the Company received from its Purchase Agreement with FamilyCord.

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

Sale of China Stem Cell Stock and Convertible Debt

The Company entered into an Asset Purchase Agreement, dated June 19, 2019, with Golden Sun Multi-Manager Fund LP (“Golden Sun”), whereby the Company sold all shares and convertible debt it held in China Stem Cells Ltd. (“China Stem Cells”) to Golden Sun. The total proceeds from the sale was $50,000. The Company previously wrote-off the entire value of the China Stem Cells shares and convertible debt held by the Company, and accrued a gain for the full value of sale proceeds received on its statement of operations for the nine months ended September 30, 2019.

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

Pursuant to guidance in accounting standard codification (“ASC”) 205-20, Presentation of Financial Statements, and ASC 360-10-45-9 to 14, Property, Plant and Equipment, regarding when the results of operations of a component of an entity that is classified as held for sale would be reported as a discontinued operation in the financial statements of the entity. The Company determined that it met the threshold for reporting discontinued operations due to a strategic business shift having a major effect on an entity's operations and financial results.

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

The Company maintains cash and cash equivalents at several financial institutions. The value of cash and cash equivalents held by the Company at a bank in excess of federally insured limits was $11,282,312 during the period ended December 31, 2019.

Accounts Receivable

Accounts receivable consist of the amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services.  Accounts receivable relating to deferred revenues are netted against deferred revenue for presentation purposes. The allowance for doubtful accounts is estimated based upon historical experience. The allowance is reviewed quarterly and adjusted for accounts deemed uncollectible by management. Amounts are written off when all collection efforts have failed. The Company wrote off $0.00 and $10,220 in bad debt expense during the years ended December 31, 2019 and 2018, respectively.

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

Intangible Assets (related to cord blood and cord tissue stem cell storage business)

Intangible assets consist primarily of customer contracts and relationships as part of the acquisition of the CorCell and CureSource assets in 2007. During 2011 the Company also foreclosed and acquired assets from NeoCells, a subsidiary of ViviCells, as satisfaction of outstanding receivables from ViviCells. Intangible assets are stated at cost. Amortization of intangible assets is computed using the sum of the years’ digits method, over an estimated useful life of 18 years. Amortization expense included in the discontinued operations for the years ended December 31, 2019 and 2018 was $0.00 and $27,345 respectively.

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

Valuation of Derivative Instruments

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial option pricing formula and present value pricing. At December 31, 2019 and December 31, 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statements of operations.

Revenue Recognition (related to cord blood and cord tissue stem cell storage business)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the provisions of Accounting Standards Update (“ASU”) 2014-09, entities should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires new and enhanced disclosures. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective approach. The adoption of ASU 2014-09 did not have any material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2019 and 2018. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The diluted weighted average common shares outstanding are 1,272,066,146 and 1,272,066,146 as of December 31, 2019 and 2018, respectively.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of December 31, 2019, this was the case. To date, the Company has not experienced any such losses.

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

There were no financial instruments measured on a recurring basis as of December 31, 2019 and 2018 and on a non-recurring basis for any of the periods presented.

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes receivable and notes payable approximates fair value based on the prevailing interest rates.

Comprehensive Income and Loss

The Company had no items that would be classified as other comprehensive income or loss for the years ended December 31, 2019 and 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This new standard removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt either the entire ASU or only the provisions that eliminate or modify the requirements. The Company evaluated the impact of this pronouncement and concluded that the guidance does not have a material impact on its financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. The Company intends to implement this new accounting guidance effective January 1, 2021, however early adoption is permitted. The Company is currently assessing the impact this new accounting guidance will have on its financial statements.

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

The Company has classified the CBCTS assets and liabilities as held-for-sale as of December 31, 2017 in the Consolidated Balance Sheets and has classified the CBCTS operating results, net of tax, as discontinued operations in the accompanying Consolidated Statement of Operations for all periods presented. Previously, CBCTS represented the sole operations of the Company.

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

Additionally, the operating results and cash flows related to assets sold on May 17, 2018 are included in discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018.

Income From Discontinued Operations

The sale of the majority of the assets related to the cord blood and cord tissue stem cell operation represents a strategic shift in the Company’s business. For this reason, the results of operations related to the assets and liabilities held for sale for all periods are classified as discontinued operations.

The following is a summary of the results of operations related to the assets held for sale for the years ended December 31, 2019 and December 31, 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenue	$--	$1,108,382
Cost of services	--	(473,312)
Gross profit	--	635,070
Depreciation and amortization	--	(99,231)
Income from Discontinued Operations	--	535,839
FamilyCord reimbursement	--	435,923
Gain on sale of assets	--	15,973,537
Income from discontinued operations before taxes	--	16,945,299
Income taxes	--	(714,624)
Net income from discontinued operations	--	16,230,675

The following is a summary of net cash provided by operating activities and investing activities for the years ended December 31, 2019 and December 31, 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash provided by discontinued operations	$--	$3,289,116
Cash provided by investing activities of discontinued operations	$--	$12,500,000

Note 4. Property and Equipment

At December 31, 2019 and 2018, property and equipment consisted of:

	Useful Life (Years)	December 31, 2019	December 31, 2018
Furniture and fixtures	1-5	$--	$17,597
Computer equipment	5	--	124,466
Laboratory Equipment	1-5	--	5,837
Freezer equipment	7-15	--	34,699
Leasehold Improvements	5	--	102,862
		--	285,461
Less: accumulated depreciation and amortization		--	(285,461)
		$--	$--
Assets held for sale:
Furniture and fixtures	1-5	$--	$--
Computer equipment	5	--	--
Laboratory Equipment	1-5	--	--
Freezer equipment	7-15	--	--
		--	--
Less: accumulated depreciation and amortization		--	--
		$--	$--

For the years ended December 31, 2019 and 2018, depreciation expense totaled $0.00 and $5,066, respectively, for continuing operations and $0.00 and $5,862, respectively, for discontinued operations.

Note 5. Commitments and Contingencies

Operating Leases

On January 21, 2014, the Company entered a First Amendment to Lease (the “Amendment”), which extended its lease at the property located at 1857 Helm Drive, Las Vegas (the “Property”), Nevada through September 30, 2019.  In connection with the Amendment, the Company received an abatement of the entire amount of its rent for January 2014, except for common area maintenance (“CAM”) charges.  In addition, as of October 1, 2014, the Company’s monthly lease payments reverted back to their rates as they existed in June 2009, other than CAM charges, with annual adjustments thereafter as set forth in the Amendment. Moreover, the landlord had the option to lease a portion of the premises then occupied by the Company to a third party, and if this portion is leased to a third party, the Company’s monthly rent amount was to be reduced pro rata with the portion of the space leased to a third party.  If the landlord was unable to or elected not to lease a portion of the premises to a third party by November 30, 2015 and each subsequent anniversary thereof, the Company was to receive an additional abatement of one month rent, excluding CAM charges, in December 2015, December 2016 and December 2017, respectively and as applicable. Effective May 15, 2016, the Company entered a Second Amendment to Lease. The Second Amendment to Lease sets forth that the square footage of the Property has been reduced by 380 square feet, such that the Property now consists of 16,523 square feet, confirms the abatements set forth in the First Amendment to Lease, sets forth that the Company’s CAM expenses and home owner association costs shall be calculated based on the reduced square footage amount, and confirms that the Company’s monthly rent amounts will remain unchanged from the First Amendment to Lease. All lease payments due for the Second Amendment Lease for the three and nine months ended September 30, 2019, were paid by September 30, 2019. On October 25, 2018, the Company entered into a sublease agreement (“Sublease”) for its offices at 1857 Helm Drive, Las Vegas, Nevada, pursuant to which a sub-tenant (the “Sublessee”) occupied the offices in exchange for payment of the rent for the offices to the landlord. The Sublease, and the Company’s underlying lease for the offices, ended on September 30, 2019 and the Sublessee vacated the offices.

On October 1, 2019, the Company moved to a new corporate headquarters located at 3753 Howard Hughes Parkway, Suite 200, Office #258, Las Vegas, Nevada. The new month-to-month lease for the Company’s headquarters was entered into on August 21, 2019 and commenced on October 1, 2019. The Company believes that it has adequate space for its anticipated needs.

The Company’s rent expense was $18,211 and $166,558 during the years ended December 31, 2019 and 2018, respectively.

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options for the years ended December 31, 2019 and 2018.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2018	4,307,994	0.69	1.06
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	3,643,934	--	--
Outstanding December 31, 2019	664,060	0.53	0.40
Exercisable December 31, 2019	664,060	0.53	0.40

The following table summarizes significant ranges of outstanding stock options under the stock option plan at December 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$.53	664,060	0.40	$0.53	664,060	$0.53
-	664,060	0.40	$0.53	664,060	$0.53

Note 7. Income Tax

The components of income (loss) consists of the following:
	Years Ended December 31,
	2019	2018
Loss from continuing operations	$(402,976)	$(3,771,861)
Income from discontinued operations	-	19,113,490
Income before taxes	$(402,976)	$15,341,629

For the year ended December 31, 2019, income from discontinued operations included a $279,951 tax benefit for federal and state income taxes arising from a 2014 asset sale that had originally been treated as a capital gain when it should have been treated as a capital loss.

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2019	2018

U.S. Federal Tax	$-	$1,577,221
State and Local Tax	-	123,393
Current Income Tax	-	$1,700,614

Deferred U.S. Federal Tax	(86,176)	503,577
Total Income Tax	$(86,176)	$2,204,191

The Company has realized an income tax benefit from continuing operations of $86,176 as a consequence of the utilization of federal and state net operating loss offsets.

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Federal income tax benefit/expense at statutory rate (34%)	21.00%	21.00%
State income tax, net of federal benefit	23.12	0.63
Capital loss benefit	46.47	0.00
Valuation allowance	1.14	(55.84)
Reduction in NOLs	0.00	48.54
Other	(2.51)	0.00
Effective income tax rate	89.22%	14.33%

The major components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are shown below.

	2019	2018
Net operating loss carryforwards	$144,551	$65,559
Other deferred tax assets	25,491	38,648
Gain Liability	(600,516)	(546,908)
Valuation allowance	(56,193)	(60,876)
Net deferred tax assets (liabilities)	$(486,667)	$(503,577)

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

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and liabilities.  Under applicable accounting standards, management has considered the Company’s operational history and concluded that it is more likely than not the Company will recognize partial benefits of its deferred tax assets for 2019 and 2018. Accordingly, a valuation allowance of $56,193 and $60,876 was established at December 31, 2019 and 2018, respectively, to offset the net deferred tax assets. The decrease in valuation allowance by $4,683 to $56,193 for the year ending December 31, 2019 was primarily related to the utilization of net operating loss carryforwards to offset current year income and also the write-off of net operating losses due to Section 382 limitation analysis.

The Company has U.S. federal net operating loss (“NOL”) carryforwards available at December 31, 2019 of approximately $688,340 that will begin to expire in 2025. The 2019 NOLs of $376,155 will have an indefinite life and will not expire under the Tax Cuts and Jobs Act (the “TCJA”). The Company has its operations in the state of Nevada, which does not have state income taxes. The State of Nevada has a gross receipts tax, which is included as a component of operating expenses.

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

On December 22, 2017, President Trump signed into law the TCJA which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing on January 1, 2018.  As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment.  This revaluation resulted in a provision of $4,602,300 to income tax expense in continuing operations and a corresponding reduction of the Company’s valuation allowance.  As a result of the offsetting valuation allowance, there was no impact to the Company’s income statement for the year ended December 31, 2017 from the reduction in federal income tax rates.  We   previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine there was no additional effect of the Tax Act as of December 31, 2018.

For the years ending December 31, 2019 and 2018, the Company is not aware of any uncertain tax positions or benefits. The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense.  As of December 31, 2019, and 2018, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The tax years 2014 through 2019 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.

Note 8. Other

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

On February 11, 2020, the Company’s Board of Directors approved a plan of dissolution (the “Plan”) that is subject to shareholder approval. If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. Based on the information currently available to it, the Company is unable to estimate the aggregate amount which will ultimately be distributed to its shareholders.

Note 9. Tax Estimates and Tax Expense

For the year ended December 31, 2019, income from discontinued operations included a $279,951 tax benefit for federal and state income taxes arising from a 2014 asset sale that had originally been treated as a capital gain when it should have been treated as a capital loss.  In addition, we have realized an income tax benefit from continuing operations of $86,176 as a consequence of the utilization of federal and state net operating loss offsets.

Note 10. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of $0.0001 par value preferred stock authorized, which includes 1,500,000 shares of Series A Preferred Stock. As of December 31, 2019 and 2018, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2019 the Company had 2,890,000,000 shares of $0.0001 par value common stock authorized. As of December 31, 2019 and 2018, the Company had 1,272,066,146 shares of common stock issued and outstanding, and 20,000 shares remain in the Company’s treasury.

Note 11. Subsequent Events

On February 11, 2020, the Company’s Board of Directors approved a Plan of Dissolution of the Company (the “Plan of Dissolution”) for the orderly liquidation and wind-up of the Company (the “Dissolution”). The Plan and the Dissolution are contingent on approval of the Plan by the Company’s shareholders.  If the Company’s shareholders approve the Plan, the Company presently intends to make an initial distribution of at least $0.0048 per share of common stock as promptly as reasonably possible thereafter. Based on the information currently available to it, the Company is unable to estimate the aggregate amount which will ultimately be distributed to its shareholders. The actual amounts of any liquidating distributions may vary substantially, depending on, among other things, whether the Company becomes subject to any additional liabilities or claims, including potential claims for indemnification relating to sales of the Company’s assets, whether the Company incurs unexpected or greater than expected losses with respect to contingent liabilities, the extent to which the Company is able to monetize any remaining non-cash assets and any future amounts received by the Company in connection with, among other things, all future amounts received by the Company, including the amount of asset sale proceeds to be released from escrow upon the termination of the escrow in May 2020.