Form 10-Q
period 2020-03-31
CBA Florida, Inc.
filed 2020-05-14
CIK 1289496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☑ No ☐

Number of shares of CBA Florida, Inc. common stock, $0.0001 par value, outstanding as of May 14, 2020, 1,272,066,146 exclusive of treasury shares.

CBA FLORIDA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019

Current assets:
Cash	$11,464,834	$11,532,312
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $0.00, respectively	26,346	33,843
Prepaid expenses	77,158	96,119
Total current assets	11,568,338	11,662,274

Cash held in escrow	3,008,335	3,007,254
Other Assets	1,404	1,404
Income tax receivable	117,306	105,355
Total assets	$14,695,383	$14,776,287

Liabilities and Stockholders’ equity:
Accounts payable	$79,063	$37,268
Sales tax payable & other	116,000	116,000
Deferred tax liability	486,667	486,667
Accrued expenses	15,657	15,675
Total current liabilities	697,387	655,610
Total liabilities	697,387	655,610

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.0001 par value, 2,890,000,000 shares authorized, 1,272,066,146 shares issued and outstanding, inclusive of treasury shares, respectively	127,207	127,207
Additional paid-in capital	53,954,510	53,954,510
Common stock held in treasury stock, 20,000 shares	(599,833)	(599,833)
Accumulated deficit	(39,483,888)	(39,361,207)
Total stockholders’ equity	13,997,996	14,120,677
Total liabilities and stockholders' equity	$14,695,383	$14,776,287

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2020	March 31, 2019

Operating expenses	(184,864)	(103,431)
Loss from operations	(184,864)	(103,431)

Other income	29,572	48,092
Loss from continuing operations before income taxes	(155,292)	(55,339)
Income tax benefit	32,611	12,888
Net loss from continuing operations	(122,681)	(42,451)
Net income (loss)	(122,681)	(42,451)

Basic earnings from continuing operations per share	$(0.00)	$(0.00)
Diluted earnings from continuing operations per share	$(0.00)	$(0.00)
Basic earnings from discontinued operations per share	$(0.00)	$(0.00)
Diluted earnings from discontinued operations per share	$(0.00)	$(0.00)

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	1,272,066,146	1,272,066,146
Diluted weighted average common shares outstanding	1,272,066,146	1,272,066,146

See accompanying notes to these unaudited condensed consolidated financial statements.

CBA FLORIDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three-Month period Ended March 31, 2020
	Preferred stock		Common stock		Additional paid-incapital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,361,207)	(599,833)	14,120,677
	--	--		--	--	(122,681)	--	(122,681)
Balances at March 31, 2020	--	$--	1,272,066,146	127,207	53,954,510	(39,483,888)	(599,833)	13,997,996

Three-Month period Ended March 31, 2019
	Preferred stock		Common stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	--	$--	1,272,066,146	127,207	53,954,510	(39,324,358)	(599,833)	14,157,526
Net Loss	--	--		--	--	(42,451)	--	(42,451)
Balances at March 31, 2019	--	$--	1,272,066,146	127,207	53,954,510	(39,366,809)	(599,833)	14,115,075

See accompanying notes to these unaudited condensed consolidated financial statements

CBA FLORIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended	Three-Month Period Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(122,681)	$(42,451)

Net change in operating assets and liabilities
Changes in accounts receivable	7,497	3,065
Changes in prepaid	18,961	5,615
Change in escrow receivable	(1,081)	(2,220)
Changes in accounts payable	41,795	(101,489)
Changes in accrued expenses	(18)	(16,070)
Changes in deferred income taxes	(11,951)	(365,888)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(67,478)	(519,438)

NET INCREASE IN CASH	(67,478)	(519,438)

Cash balance at beginning of period	$11,532,312	$12,412,583
Cash balance at end of period	$11,464,834	$11,893,145

Cash Paid For
Interest	$--	$--
Taxes	$--	$(353,000)

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements.  These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31,2020 or for any other future period.  The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2019 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

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

The Company maintains cash and cash equivalents at several financial institutions. The value of cash and cash equivalents held by the Company at a bank in excess of federally insured limits was $11,214,834 during the period ended March 31, 2020.

Accounts Receivable

Accounts receivable consists primarily of unpaid lease obligations payable to the Company by the Sublessee (see Note 5 for additional information). Accounts receivable also includes expenses incurred by the Company which are to be reimbursed in connection from the sale of substantially all its assets to FamilyCord, and amounts due for facilitating the processing and storage of umbilical cord blood and cord tissue, and birth tissue procurement services. The Company wrote off $0 and $0 in bad debt expense during the three months ended March 31, 2020 and 2019, respectively.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 and $353,000 for the three months ended March 31, 2020 and 2019, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  The Company’s common equivalent shares are excluded from the computation of diluted EPS if the effect is anti-dilutive. The diluted weighted average common shares outstanding are 1,272,066,146 and 1,272,066,146 as of March 31, 2020 and 2019, respectively.

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

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits, and as of March 31, 2020, this was the case. To date, the Company has not experienced any such losses.

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

There were no financial instruments measured on a recurring basis as of March 31, 2020 and 2019 and on a non-recurring basis for any of the periods presented.

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

Note 3.  Commitments and Contingencies

Operating Leases

On October 1, 2019, the Company moved to a new corporate headquarters located at 3753 Howard Hughes Parkway, Suite 200, Office #258, Las Vegas, Nevada. The new month-to-month lease for the Company’s headquarters was entered into on August 21, 2019 and commenced on October 1, 2019. The Company believes that it has adequate space for its anticipated needs.

The Company’s rent expense was $1,884 and $296 during the three months ended March 31, 2020 and 2019, respectively.

Note 4.  Share Based Compensation

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

Stock options that vest at the end of a one-year period are amortized over the vesting period using the straight-line method. For stock options awarded using graded vesting, the expense is recorded at the beginning of each year in which a percentage of the options vests. The Company did not issue any stock options during the three months ended March 31, 2020 and the year ended December 31, 2019.

The Company’s stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Contractual Remaining Life

Outstanding, December 31, 2019	664,060	0.53	0.40
Granted	--	--	--
Exercised	--	--	--
Forfeited/Expired	200,000	--	--
Outstanding March 31, 2020	464,060	0.53	0.25
Exercisable March 31, 2020	464,060	0.53	0.25

The following table summarizes significant ranges of outstanding stock options under the stock option plan at March 31, 2020:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.53	464,060	0.25	$0.53	464,060	$0.53
$0.53	464,060	0.25	$0.53	464,060	$0.53

Note 5. Income Tax

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the first quarter of 2020 the Company expects to utilize net operating losses generated in the current year to offset future deferred tax liabilities derived from the sale of assets in 2018.
The company expects its overall effective tax rate for 2020 to be around 20.89%.

As of March 31, 2020 and December 31, 2019, the Company has a partial valuation allowance on net operating losses that may not be able to be utilized fully.

For the three months ended March 31, 2020 the Company recorded a tax benefit of $32,611 as compared to a tax benefit of $12,888 for the comparative three month period ended March 31, 2019.

Note 6. Other

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

Note 7. Tax Estimates and Tax Expense

For the three months ended March 31, 2020, the Company realized an income tax benefit from continuing operations of $32,611 as a consequence of the utilization of federal and state net operating loss offsets.

Note 8.  Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of $0.0001 par value preferred stock authorized, which includes 1,500,000 shares of Series A Preferred Stock. As of March 31, 2020, and December 31, 2019, the Company had no shares of preferred stock outstanding.

Common Stock

The Company has 2,890,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2020, and December 31, 2019, the Company had 1,272,066,146 shares of common stock issued and outstanding. 20,000 shares remain in the Company’s treasury.

Note: 9. Subsequent Events

Management is aware that a novel strain of coronavirus (COVID-19) was declared a pandemic by the World Health Organization. After the sale of substantially all assets to FamilyCord, the Company ceased all ongoing operations related the cord blood and cord tissue stem cell services, and procurement of birth tissue for organizations utilizing the tissue in the transplantation and/or research of therapeutic products. The Company holds a large majority of its assets in cash and as such, believes there is minimal to no impact that could result from the COVID-19 pandemic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described under Note 1. Organization and Description of Business - Company Developments – Sale of Assets, on February 7, 2018, the Company announced that it entered into the Purchase Agreement with FamilyCord. The completion of the sale of substantially all of the Company’s assets occurred on May 17, 2018.

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

The following information should be read in conjunction with the Company’s March 31, 2020 unaudited condensed consolidated financial statements and related notes thereto included elsewhere in the quarterly report and with its consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as its quarterly reports and reports filed on Form 8-K for the relevant periods. The Company also urges you to review and consider its disclosures describing various risks that may affect its business, which are set forth under the heading "Risk Factors Related to the Company Business" in its Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for the Three-Months Ended March 31, 2020

The Company did not generate any revenue during the three months ended March 31, 2020 and 2019, due to the sale of substantially its assets to FamilyCord. Administrative and selling expenses for the three months ended March 31, 2020 were $0.18 million as compared to $0.10 million for the comparative period of March 2019, representing an 78.7% increase. These expenses are primarily related to professional services, allocated facility, including utilities, expenses, and wages for personnel.

The Company’s net loss from continuing operations was $0.16 million for the three month period ended March 31, 2020, as compared to a net loss of $0.06 million for the comparative three month period of March 2019.

Liquidity and Capital Resources

Total assets at March 31, 2020 were $14.70 million, compared to $14.78 million at December 31, 2019. Total liabilities at March 31, 2020 were $0.70 million consisting primarily of sales tax payable, accounts payable, and deferred taxes liability. At December 31, 2019, total liabilities were $0.66 consisting primarily of sales tax payable and deferred taxes liability.

At March 31, 2020, the Company had $11.46 million in cash, a decrease of $0.07 million from the December 31, 2019 cash balance of $11.53 million. For the three months ended March 31, 2020, cash flow used in operating activities of continuing operations totaled $0.07 million compared to $0.52 million for the three months ended March 31, 2019. At March 31, 2020, the Company had $3.01 million deposited in escrow to secure CBAI’s indemnification obligations under the Purchase Agreement, compared to $3.01 at December 31, 2019.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. The Company’s management has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2020. Following this review and evaluation, management collectively determined that its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including its president, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS.

A description of the Company’s risk factors can be found in “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to those risk factors for the three months ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a-b) Not applicable.

(c) Repurchase of Shares. The Company did not repurchase any of its shares during the quarter ended March 31, 2020.

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

(7) Filed as an exhibit to the Current Report on Form 8-K filed on April 26, 2018

(8) Filed as an exhibit to the Current Report on Form 8-K filed on May 25, 2018

(9) Filed as an exhibit to the Current Report on Form 8-K filed on May 31, 2018

(7) Filed as an exhibit to the Current Report on Form 8-K filed on May 29, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2020.

CBA FLORIDA, INC.

By:	/s/Anthony Snow
President and Corporate Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)